Form 10QSB
period 2000-09-30
GO2PHARMACY COM INC
filed 2000-12-22
CIK 1098315

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB



                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarter ended September 30, 2000

                                      or

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number 333-92849


                               GO2PHARMACY, INC.
       (Exact name of small business issuer as specified in its charter)


             STATE OF FLORIDA                                59-2600232
             ----------------                                ----------
     (State or other jurisdiction of                       (IRS Employer
      incorporation or organization)                    Identification No.)


  6950 Bryan Dairy Road, Largo, Florida                         33777
  -------------------------------------------------------------------
 (Address of principal executive offices)                    (Zip Code)


        Issuer's telephone number, including area code: (727) 544-8866


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares outstanding of the Issuer's common stock at $.01 par value as of September 30, 2000 was 3,000,000.

                        PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

                       GO2PHARMACY, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          September 30,                   March 31,
                                                              2000                          2000
                                                        ---------------                ---------------
                                                          (Unaudited)                    (Audited)
                      ASSETS

Current assets:
    Cash and cash equivalents                           $       64,320                 $            -
    Accounts receivable, net                                   407,672                        727,831
    Inventories, net                                         1,668,821                      1,488,103
    Prepaid registration expenses                              332,022                        252,356
    Prepaid expenses and other current assets                   76,169                         16,347
    Due from affiliates                                        522,672                        311,648
                                                        ---------------                ---------------
Total current assets                                         3,071,676                      2,796,285

Property, plant and equipment, net                             998,071                      1,067,815


Intangible assets, net                                         819,890                        857,917

Other assets, net                                              305,792                        144,351
                                                        ---------------                ---------------
Total assets                                            $    5,195,429                 $    4,866,368
                                                        ===============                ===============
          LIABILITIES AND SHAREHOLDER'S
                     EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                   $     1,041,461                 $      860,876
    Current portion of long-term obligations                   223,127                        238,353
    Credit lines payable                                     1,141,111                      1,349,284
    Accrued expenses                                           295,270                        136,105
    Obligations to related parties                             112,951                         25,000
    Obligations to affiliates                                  457,401                        176,877
    Obligations to parent                                      641,775                        667,323
                                                        ---------------                ---------------
Total current liabilities                                    3,913,096                      3,453,818

Long-term obligations, less current portion                    415,485                        509,362
                                                        ---------------                ---------------
Total liabilities                                            4,328,581                      3,963,180
                                                        ---------------                ---------------

Redeemable series A preferred stock, no par
value, 150,000 shares authorized; 150,000 shares
       issued and outstanding, at face value                 1,500,000                      1,500,000


Commitments and contingencies

Shareholder's equity (deficit):
    Preferred stock, no par value,5,850,000
     shares authorized; no shares issued
     and outstanding                                                  -                              -

    Common stock, $.01 par value; 24,000,000 shares authorized;
     3,000,000 shares issued and outstanding                    30,000                         30,000

    Retained earnings (deficit)                               (663,152)                      (626,812)

                                                        ---------------                ---------------
Total shareholder's equity (deficit)                          (633,152)                      (596,812)
                                                        ---------------                ---------------
Total liabilities and shareholder's equity              $    5,195,429                 $    4,866,368
                                                        ===============                ===============


See accompanying notes to condensed consolidated financial statements.

                       GO2PHARMACY, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                            Three Months Ended                        Six Months Ended
                                               September 30,                            September 30,
                                     -----------------------------------       ----------------------------------
                                           2000                 1999                 2000                1999
                                     -------------        --------------       -------------        -------------
Revenues:
 Distribution                        $     327,886        $           -        $     327,886        $           -
 Manufacturing                           1,014,312            1,340,228            2,550,150            2,703,992
                                     -------------        --------------       -------------        -------------
Total revenues                           1,342,198            1,340,228            2,878,036            2,703,992
                                     --------------       --------------       -------------        -------------

Cost of goods sold:
 Distribution                              196,547                     -             196,547                    -
 Manufacturing                             661,092               891,885           1,555,351            1,913,242
                                     -------------        --------------       -------------        -------------
Total cost of goods sold                   857,639               891,885           1,751,898            1,913,242
                                     -------------        --------------       -------------        -------------
Gross profit:
 Distribution                              131,339                    -              131,339                    -
 Manufacturing                             353,220              448,343              994,799              790,750
                                     -------------        --------------       -------------        -------------
Total gross profit                         484,559              448,343            1,126,138              790,750
                                     -------------        --------------       -------------        -------------

Selling, general and
 administrative expenses                   609,412              470,657            1,148,112              939,674
                                     -------------        --------------       -------------        -------------

Operating income (loss) before
 other income and expense                 (124,853)              (22,314)            (21,974)            (148,924)

Other income (expense):
 Interest income                             7,305                 4,184               8,197                8,199
 Other income and expenses, net            112,602                 2,549             112,694              103,575
 Interest expense                          (65,204)              (86,003)           (130,608)            (172,025)
                                     -------------        --------------       -------------        -------------

Total other income (expense)                54,703               (79,270)             (9,717)             (60,251)
                                     -------------        --------------       -------------        -------------

Loss before income taxes                   (70,150)             (101,584)            (31,691)            (209,175)

Income taxes                                     -                     -                   -                    -
                                     -------------        --------------       -------------        -------------

Net loss                                   (70,150)             (101,584)            (31,691)            (209,175)

Preferred stock dividends                        -                     -                   -                    -
                                     -------------        --------------       -------------        -------------

Net loss available
 to common shareholders              $     (70,150)       $     (101,584)      $     (31,691)       $    (209,175)
                                     =============        ==============       =============        =============

Basic loss per share                 $       (0.02)       $        (0.03)      $       (0.01)       $       (0.07)
                                     =============        ==============       =============        =============

Basic weighted average number
 of common shares outstanding            3,000,000             3,000,000           3,000,000            3,000,000
                                     =============        ==============       =============        =============

Diluted loss per share               $       (0.02)       $        (0.03)      $       (0.01)       $       (0.07)
                                     =============        ==============       =============        =============

Diluted weighted average number
 of common shares outstanding            3,000,000             3,000,000           3,000,000            3,000,000
                                     =============        ==============       =============        =============

See accompanying notes to condensed consolidated financial statements.

                       GO2PHARMACY, INC. AND SUBSIDIARY
                           STATEMENTS OF CASH FLOWS

                                                                       Six Months Ended September 30,
                                                                      ---------------------------------
                                                                           2000                1999
                                                                      -------------       -------------
                                                                        (Unaudited)         (Unaudited)
Cash flows from operating activities:
 Net income (loss)                                                    $    (31,691)       $   (209,175)
 Adjustments to reconcile net income (loss)
  to net cash from operating activities:
   Depreciation and amortization                                           149,826             124,577
   Provision for obsolete inventory                                         30,000                   -

 Changes in operating assets and liabilities
  (exclusive of effect of business acquisitions):
  Accounts receivable                                                      320,159             184,802
  Inventory                                                               (210,718)           (164,677)
  Prepaid expenses and other current assets                               (139,488)            (61,297)
  Other assets                                                            (161,441)             34,579
  Accounts payable                                                         180,585              88,996
  Accrued expenses                                                         154,516             (58,531)
                                                                      -------------       -------------
 Net cash provided by (used in) operating activities                       291,748             (60,726)

 Cash flows from investing activities:
  Purchases of property, plant and equipment                               (42,056)            (49,937)
                                                                      -------------       -------------
  Net cash used in investing activities                                    (42,056)            (49,937)

Cash flows from financing activities:
  Net change in credit lines payable                                      (208,173)           (138,328)
  Proceeds from issuance of long-term obligations                           10,522                   -
  Payments of long-term obligations                                       (119,624)            (83,244)
  Increase (decrease) in due to parent, net                                (25,548)            441,743
  (Increase) decrease in due from affiliates, net                           69,500            (116,095)
  Proceeds from issuance of related party obligations                      104,951              86,500
  Payments of related party obligations                                    (17,000)                  -
                                                                      -------------       -------------
  Net cash provided by (used in) financing activities                     (185,372)            190,576
                                                                      -------------       -------------
Net increase in cash                                                        64,320              79,913

Cash at beginning of period                                                      -              16,206
                                                                      -------------       -------------

Cash at end of period                                                 $     64,320        $     96,119
                                                                      =============       =============


See accompanying notes to condensed consolidated financial statements.

                       GO2PHARMACY, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                  (UNAUDITED)

                                                              Six Months Ended              Six Months Ended
                                                                September 30,                 September 30,
                                                                    2000                          1999
                                                              ----------------              ----------------

Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                     $        117,740              $        166,306
                                                              ================              ================

 Cash paid during the period for income taxes                 $              -              $              -
                                                              ================              ================

Supplemental schedule of non-cash financing activities:
 Capital lease obligations incurred for purchase of
  property and equipment                                      $              -              $        124,941
                                                              ================              ================







    See accompanying notes to condensed consolidated financial statements.

                       GO2PHARMACY, INC. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999



NOTE A-BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's Form SB-2 for the years ended March 31, 2000, 1999 and 1998 and for the three month periods ended June 30, 2000 and 1999 as filed November 7, 2000.

NOTE B-PRINCIPLES OF CONSOLIDATION

       The condensed consolidated financial statements as of September 30, 2000 and for the three and six months ended September 30, 2000 include the accounts of Go2Pharmacy, Inc. and its wholly-owned subsidiaries (collectively the "Company"), Go2Pharmacy, Inc. ("Go2"), which is continuing to doing business as Innovative Health Products, Inc. ("Innovative"), and its subsidiary Breakthrough Engineered Nutrition, Inc. ("Breakthrough"). Significant intercompany balances and transactions have been eliminated in consolidation.

       The condensed consolidated financial statements as of March 31, 2000 and for the three and six months ended September 30, 1999 include the accounts of Innovative.

NOTE C-RECENTLY ISSUED AUTHORITATIVE GUIDANCE

       In December 1999, Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements," was issued by the Securities and Exchange Commission ("SEC"). SAB 101 provides guidance related to revenue recognition issues based on interpretations and practices followed by the SEC. Management has determined that the adoption of SAB 101 did not have a material impact on its September 30, 2000 condensed consolidated financial statements.

NOTE D-SEGMENT INFORMATION

       The Company has two industry segments: Distribution and Manufacturing. The channels of distribution for its proprietary products and the channels of distribution of the products it manufactures for others include health food, drug, convenience and mass market stores, and direct marketing through distributors and catalog sales throughout the United States. The Company has two manufacturing facilities located in the greater Tampa Bay, Florida area.

       The Company commenced operations for its distribution subsidiary, Breakthrough, during April 2000. Based on the date of commencing initial operations, Breakthrough's financial segment data related to its revenues, gross profits, operating income are only included for the three and six months ended September 30, 2000, with its assets presented only as of September 30, 2000.

       Presented below is condensed segment information as of September 30, 2000 and as of March 31, 2000 and for the three and six months ended September 30, 2000 and 1999, as required by SFAS 131, "Disclosures about Segments of an Enterprise and Related Information":


                                     Three months ended           Six months ended
                                        September 30,               September 30,
                               -------------------------------------------------------
                                    2000             1999         2000         1999
                                         (Unaudited)                 (Unaudited)
Revenues:
  Distribution                 $  327,886       $        -    $  327,886    $        -
  Manufacturing                 1,014,312        1,340,228     2,550,150     2,703,992

Gross profit:
  Distribution                    131,339                -       131,339            -
  Manufacturing                   353,220          448,343       994,799      790,750

Operating income (loss):
  Distribution                     73,757                -        38,213            -
  Manufacturing                  (198,610)         (13,247)      (60,187)    (139,857)

                        As of September 30, 2000   As of March 31, 2000
                        ------------------------   --------------------
Assets:
  Distribution                $  149,111                $        -
  Manufacturing                5,046,318                 4,866,368


NOTE E-INCOME TAXES

       The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". Under SFAS 109, the Company uses the asset and liability method which recognizes the amount of current and deferred taxes payable or refundable based on transactions recorded as of and for the period presented in the consolidated financial statements as determined by the enacted tax laws and tax rates. The company has no current or deferred tax liability recorded as of September 30, 2000 or March 31, 2000, based on available net operating loss carryforwards.

NOTE F-RELATED PARTY TRANSACTIONS

       In June 2000, Go2 established a $100,000 revolving line of credit with Carnegie Capital, LTD, an affiliate of Jugal K. Taneja, Chairman of the Board of the Company, to provide a source of funding for cash requirements directly related to Go2's Registration Statement. The note bears interest at 10% per annum. Principal and interest on the note is due and payable in full upon the successful completion of an initial public offering of Go2's common stock. The Company's public offering was completed during November 2000 and in accordance with this revolving line of credit agreement, the outstanding balance was paid in full. As of September 30, 2000, the outstanding principal balance on this note was $45,000 and is included in obligations to related parties.

       In June 2000, Go2 established a $100,000 revolving line of credit with Joseph Zappala, a Director of DrugMax.com, Inc., an affiliate of the Company and the President of Go2Pharmacy.com, Inc., a Delaware corporation, to provide a source of funding for cash requirements directly related to Go2's registration statement. The note bears interest at 10% per annum. Principal and interest on the note is due and payable in full upon the successful completion of an initial public offering of Go2's common stock. The Company's public offering was completed during November 2000 and in accordance with this revolving line of credit agreement, the outstanding balance was paid in full. As of September 30, 2000, the outstanding principal balance on this note was $45,000 and is included in obligations to related parties.

       Amounts due to affiliates, amounts due to parent and amounts due from affiliates represent balances owed by or amounts owed to the Company for sales occurring in the normal course of business. Amounts due to and amounts due from these affiliates are in the nature of trade payables or receivables and fluctuate based on sales volume and payments received. All such amounts either due to affiliates, due to parent or due from affiliates were repaid during November 2000.

       For the three month period ended September 30, 2000 and 1999, manufacturing revenues of approximately $249,000 and $180,000, respectively, were recorded by the Company for sales to subsidiaries and other affiliates of Dynamic Health Products, Inc., ("Dynamic"), our parent company before the consummation of our initial public offering (See Note G). For the six month period ended September 30, 2000 and 1999, manufacturing revenues of approximately $905,000 and $237,000, respectively, were recorded by the Company for sales to subsidiaries and other affiliates of Dynamic.


NOTE G-SUBSEQUENT EVENTS

       On November 7, 2000, the Securities and Exchange Commission declared Go2's registration of 1,000,000 shares of the common stock of Go2 to be effective. The registration was affected through the filing of Registration Statement No. 333-92849 on Form SB-2 with the Securities and Exchange Commission. The Company's initial public offering, pursuant to this registration, was successfully completed on November 14, 2000. In conjunction with this offering, 1,000,000 shares of common stock, $.01 par value, were sold to the public for net proceeds of $6,655,705 to Go2. Simultaneously with and conditioned upon the offering, Go2 acquired Go2Pharmacy.com, Inc., a Delaware corporation, in exchange for 3,000,000 shares of its common stock. Go2's parent company at that time, Dynamic Health Products, Inc., continues to own 3,000,000 shares, or 42.8% of the common stock of Go2.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The statements contained in this Report that are not historical are forward-looking statements, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Additionally, the following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this Report. The discussion is based upon such financial statements that have been prepared in accordance with U.S. Generally Accepted Accounting Principles.

General

       We manufacture, package and ship high-quality private label dietary supplements, over-the-counter drugs, and health and beauty care products for companies worldwide. We also develop and manufacture our own branded dietary supplements and health and beauty care products for distribution to consumers, marketing companies, wholesalers and retailers. In April 2000, the Company formed Breakthrough Engineered Nutrition, Inc. ("Breakthrough"), as a Florida corporation, to market the Company's product line, Lean Protein(TM). Breakthrough commenced its operations in April 2000. We are currently expanding our business to launch an online business-to-business portal, a pharmacy benefit management division, and a long-term care division for institutional customers.


Results of Operations

Overview

       The Company derives its revenues from developing, manufacturing, wholesaling and distributing a wide variety of non-prescription dietary supplements, and health and beauty care products. Revenues are billed and recognized as product is produced and shipped, net of discounts, allowances, returns and credits. Cost of goods sold is comprised of direct manufacturing and material product costs, direct personnel compensation and other statutory benefits and indirect costs relating to labor to support product manufacture and the warehousing of production and other manufacturing overhead. Research and development expenses are charged against cost of goods sold as incurred. Selling, general and administrative costs include management and general office salaries, advertising and promotional expenses, sales and marketing and other indirect operating costs. Interest and other income (expense) consists primarily of interest expense associated with borrowings to finance capital equipment expenditures and other working capital needs.

Three Months Ended September 30, 2000 Compared To Three Months Ended September 30, 1999

     Revenues. Total revenues increased $2,000, or less than 1%, to approximately $1,342,000 for the three months ended September 30, 2000, as compared to approximately $1,340,000 for the three months ended September 30, 1999. Distribution revenues increased approximately $328,000 to $328,000 for the three months ended September 30, 2000, as compared to $0 for the three months ended September 30, 1999. The increase results from the absence of revenues in the corresponding period, as Breakthrough commenced operations during April 2000 and recorded its first sales during July 2000. Manufacturing revenues decreased approximately $326,000, or 24.3%, to approximately $1.0 million for the three months ended September 30, 2000, as compared to $1.3 million for the corresponding period. The decrease was primarily attributable to decreased volume of certain less profitable private label sales due to our implementation of more stringent gross profit benchmarks for the acceptance of product manufacturing sales orders.

     Gross profit. Total gross profit increased approximately $36,000, or 8%, to approximately $485,000 for the three months ended September 30, 2000, as compared to approximately $448,000 for the three months ended September 30, 1999. Total gross margins increased from 33.5% for the three months ended September 30, 1999, to 36.1% for the three months ended September 30, 2000. Distribution gross profit increased approximately $131,000 to $131,000 for the three months ended September 30, 2000, as compared to $0 for the three months ended September 30, 1999. Distribution gross margin was 40.0% for the three months ended September 30, 2000. The increases are primarily attributable to the absence of revenues and related gross profits in the corresponding period, as Breakthrough commenced operations during April 2000. Manufacturing gross profit decreased approximately $95,000, or 21.2%, to approximately $353,000 for the three months ended September 30, 2000, as compared to approximately $448,000 in the corresponding period in 1999. For the three months ended September 30, 2000, manufacturing gross margin increased to 34.8%, from 33.4% in the corresponding period in 1999. The increase is primarily attributable to a change in our sales portfolio that yields higher gross margin and improved purchase costs for certain raw materials.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of advertising and promotional expenses; personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and amortization expense. Selling, general and administrative expenses increased approximately $138,000, or 29.5%, to approximately $609,000 for the three months ended September 30, 2000, as compared to approximately $471,000 in the corresponding period. The increase is primarily attributable to additional advertising and promotional expenses associated with our distribution segment, rents, as well as payroll expenses and costs associated with fringe benefits to support our plans for distribution and manufacturing growth. As a percentage of sales, selling, general and administrative expenses increased to 45.4% for the three months ended September 30, 2000 from 35.1% in the corresponding period in 1999.

     Interest income (expense), net. Interest expense, net of interest income, decreased approximately $24,000 to approximately $58,000 for the three months ended September 30, 2000, from approximately $82,000 for the three months ended September 30, 1999. The decrease in net interest expense is primarily attributable to decreased balances outstanding due to continued principal payments as applied to outstanding obligations.

     Income taxes. At September 30, 2000, the Company had neither amounts recorded for a current or a deferred income tax liability, nor any income tax expense recorded for the three months ended September 30, 2000, due to available operating loss carryforwards.


Six Months Ended September 30, 2000 Compared To Six Months Ended September 30, 1999

     Revenues. Total revenues increased approximately $174,000, or 6.4%, to approximately $2,878,000 for the six months ended September 30, 2000, as compared to approximately $2,704,000 for the six months ended September 30, 1999. Distribution revenues increased approximately $328,000 to $328,000 for the six months ended September 30, 2000, as compared to $0 for the six months ended September 30, 1999. The increase results from the absence of revenues in the corresponding period as Breakthrough commenced operations during April 2000 and recorded its initial revenues during July 2000. Manufacturing revenues decreased approximately $154,000, or 5.7%, to approximately $2,550,000 for the six months ended September 30, 2000, as compared to $2,704,000 for the corresponding period in 1999. The decrease was primarily attributable to decreased volume of certain less profitable private label sales due to our implementation of more stringent gross profit benchmarks for the acceptance of product manufacturing sales orders.

     Gross profit. Total gross profit increased approximately $335,000, or 42.4%, to approximately $1,126,000 for the six months ended September 30, 2000, as compared to approximately $791,000 for the six months ended September 30, 1999. Total gross margins increased from 29.2% for the six months ended September 30, 1999, to 39.1% for the six months ended September 30, 2000. Distribution gross profit increased approximately $131,000 to $131,000 for the six months ended September 30, 2000, as compared to $0 for the six months ended September 30, 1999. Distribution gross margin was 40.0% for the six months ended September 30, 2000. The increase results from the absence of revenues in the corresponding period, as Breakthrough commenced operations during April 2000 and recorded its first sales during July 2000.

     Manufacturing gross profit increased approximately $204,000, or 25.8%, to approximately $995,000 for the six months ended September 30, 2000, as compared to approximately $791,000 in the corresponding period. For the six months ended September 30, 2000, manufacturing gross margin increased to 39.0%, from 29.2% in the corresponding period. The increase is primarily attributable to a change in our sales portfolio that yields higher gross margin and improved purchase costs for certain raw materials.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of: advertising and promotional expenses; personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and amortization expense. Selling, general and administrative expenses increased approximately $208,000, or 22.2%, to approximately $1,148,000 for the six months ended September 30, 2000, as compared to approximately $940,000 in the corresponding period in 1999. The increase was primarily attributable to additional advertising and promotional expenses associated with our distribution segment, rents, as well as payroll expenses and costs associated with fringe benefits to support our plans for growth in the areas of distribution and manufacturing. As a percentage of sales, selling, general and administrative expenses increased to 39.9% for the six months ended September 30, 2000 from 34.8% in the corresponding period in 1999.

     Interest income (expense), net. Interest expense, net of interest income, decreased approximately $41,000 to approximately $122,000 for the six months ended September 30, 2000 from approximately $164,000 for the six months ended September 30, 1999. The decrease in net interest expense was a result of decreased balances outstanding due to continued principal payments as applied to outstanding obligations.

     Income taxes. At September 30, 2000, the Company had neither amounts recorded for a current or a deferred income tax liability, nor any income tax expense recorded for the six months ended September 30, 2000, due to available operating loss carryforwards.

     Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three and six months ended September 30, 2000 and 1999, respectively. Management also believes that its business is not seasonal, however significant promotional activities can have a direct impact on sales volume in any given quarter.


Financial Condition, Liquidity and Capital Resources

     The Company has financed its operations through available borrowings under its credit line facilities, loans from within the Company and from cash provided by operations. The Company had working capital deficit of $841,000 at September 30, 2000, inclusive of current portion of long-term obligations and credit facilities, as compared to a working capital deficit of approximately $657,000 at March 31, 2000. Management addressed this working capital deficiency through an initial public offering of the Company's securities, which was completed November 14, 2000.

     Net cash provided by operating activities was approximately $292,000 for the six months ended September 30, 2000, as compared to net cash used in operating activities of $61,000 for the six months ended September 30, 1999. Cash provided was primarily attributable to a decrease in accounts receivable of approximately $320,000, an increase in accounts payable of approximately $181,000, an increase in accrued expenses of approximately $155,000, all of which is partially offset by an increase in inventory of approximately $211,000, an increase in prepaid registration expenses of approximately $80,000, an increase in prepaid expenses and other current assets of approximately $60,000, and an increase in other assets of approximately $161,000.

     Net cash used in investing activities was approximately $42,000, representing the purchase of plant equipment and plant leasehold modifications.

     Net cash used in financing activities was approximately $185,000, representing repayments on revolving lines of credit of approximately $208,000, repayments of long-term obligations of approximately $120,000, all of which is as partially offset by net proceeds from issuance of related party obligations of approximately $88,000, and by decreases in amounts due from affiliates of approximately $70,000.

     Management believes that cash expected to be generated from operations, current cash reserves, and existing financial arrangements will be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. The Company's future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities, expected results from recent procedural changes surrounding the acceptance of manufacturing sales orders, and possible acquisitions. In particular, if cash flows from operations and available credit facilities are not sufficient, it will be necessary for the Company to seek additional financing. There can be no assurance that such financing would be available in amounts and on terms acceptable to the Company.

     In February 1999, the Company established a $2,000,000 credit facility to provide additional working capital in support of accounts receivable and inventory and to support its continued growth. A portion of the proceeds from the line of credit were funded in the form of a 60-month term loan for approximately $491,000, for repayment of certain capital lease obligations. The remainder of this credit facility is in the form of a revolving line of credit. The note bears interest at the Prime Rate of The Chase Manhattan Bank in New York, New York, plus 2.25% per annum on the unpaid outstanding principal of each advance, payable monthly. The note is to be secured by a blanket lien on all assets of the Company, exclusive of certain leased assets. The note is also secured by a personal guarantee from the Company's Chairman of the Board. The credit facility provides substantial penalties for early termination. At September 30, 2000, the outstanding principal balance on the line of credit was approximately $640,000.

     In December 1999, we established a $500,000 revolving line of credit with First Community Bank of America, to provide additional working capital for the Company. The note bears interest at variable rates, commencing at 6.5% per annum, on the unpaid outstanding principal of each advance, payable monthly. The note is secured by a guarantee in the form of a Third Party Pledge Agreement in favor of First Community Bank of America, from the Company's parent, Dynamic Health Products, Inc.. The principal on the note is due and payable in November 2000. The note or any portion thereof may be prepaid without penalty. At September 30, 2000, the outstanding principal balance on this note was $500,000. During November 2000, this note was paid in full using the proceeds received from the Company's initial public offering.

     In June 2000, Go2 established a $100,000 revolving line of credit with Carnegie Capital, LTD, an affiliate of Jugal K. Taneja, Chairman of the Board of Directors of the Company, to provide a source of funding for cash requirements directly related to Go2's registration of shares for a public offering. The note bears interest at 10% per annum. Principal and interest on the note is due and payable in full upon the successful completion of a public offering of Go2's common stock. As of September 30, 2000, the outstanding principal balance on this note was $45,000. This note was repaid during November 2000.

     In June 2000, Go2 established a $100,000 revolving line of credit with Joseph Zappala, a Director of DrugMax.com, Inc., an affiliate of the Company and the President of Go2Pharmacy.com, Inc., a Delaware corporation, to provide a source of funding for cash requirements directly related to Go2's registration statement. The note bears interest at 10% per annum. Principal and interest on the note is due and payable in full upon the successful completion of a public offering of Go2's common stock. As of September 30, 2000, the outstanding principal balance on this note was $45,000. This note was repaid during November 2000.

     On November 7, 2000, the Securities and Exchange Commission declared Go2's registration of 1,000,000 shares of the common stock of Go2 to be effective. The registration was affected through the filing of Registration Statement No. 333-92849 on Form SB-2 with the Securities and Exchange Commission. The Company's initial public offering, pursuant to this registration, was successfully completed on November 14, 2000. In conjunction with this offering, 1,000,000 shares of common stock, $.01 par value, were sold to the public for net proceeds of $6,655,705 to Go2. Simultaneously with and conditioned upon the offering, Go2 acquired Go2Pharmacy.com, Inc., a Delaware corporation, in exchange for 3,000,000 shares of its common stock. Go2's parent company at that time, Dynamic Health Products, Inc., continues to own 3,000,000 shares, or 42.8% of the common stock of Go2.


                          Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

     From time to time the Company is subject to litigation incidental to its business. Such claims, if successful, could exceed applicable insurance coverage. The Company is not currently a party to any material legal proceedings.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Company made an initial public offering of 1,000,000 shares of its common stock, $.001 par value, pursuant to a registration statement declared effective by the Commission on November 7, 2000, File No. 333-92849 on Form SB-2 ("Registration Statement"). The shares of common stock were sold at a price of $7.875 per share, for total proceeds to the Company of $7,875,000 . The public offering was underwritten by Utendahl Capital Partners, L.P. as managing underwriter.


Item 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

Item 5. OTHER INFORMATION.

     None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

     The following exhibits are filed with this report:

     Exhibit Number        Exhibit
     --------------        -------

     27.1                  Financial Data Schedule (for SEC use only).

     (b) Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the applicable period.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     Go2Pharmacy, Inc.


Date: December 22, 2000              By: /s/ Mihir K. Taneja
                                         --------------------
                                         Mihir K. Taneja
                                         Chief  Executive Officer, Secretary and
                                         Director


Date: December 22, 2000              By: /s/ Carol Dore-Falcone
                                         ----------------------
                                         Carol Dore-Falcone
                                         Vice President, Chief Financial Officer