Form 10QSB
period 2000-12-31
GO2PHARMACY COM INC
filed 2001-02-14
CIK 1098315

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



                [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended December 31, 2000

                                       or

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 333-92849


                                GO2PHARMACY, INC.
        (Exact name of small business issuer as specified in its charter)


             STATE OF FLORIDA                            59-2600232
             ----------------                            ----------
      (State or other jurisdiction of                   (IRS Employer
       incorporation or organization)                Identification No.)


      6950 Bryan Dairy Road, Largo, Florida                   33777
      ----------------------------------------------------------------
      (Address of principal executive offices)              (Zip Code)


         Issuer's telephone number, including area code: (727) 544-8866


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No


The number of shares outstanding of the Issuer's common stock, $.01 par value, as of February 13, 2000 was 7,015,000.

                         PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

                        GO2PHARMACY, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       December 31,       March 31,
                                                           2000             2000
                                                       ------------     ------------
                                                       (Unaudited)        (Audited)
                         ASSETS

Current assets:
      Cash and cash equivalents                        $  4,777,135     $          -
      Accounts receivable, net                              594,810          727,831
      Inventories, net                                    1,681,602        1,488,103
      Prepaid registration expenses                               -          252,356
      Prepaid expenses and other current assets             200,389           16,347
      Due from affiliates                                   140,620          311,648
                                                       ------------     ------------
Total current assets                                      7,394,556        2,796,285

Property and equipment, net                                 972,756        1,067,815

Intangible assets, net                                      801,644          857,917

Other assets, net                                           347,791          144,351
                                                       ------------     ------------
Total assets                                           $  9,516,747     $  4,866,368
                                                       ============     ============
     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Accounts payable                                 $    871,674     $    860,876
      Current portion of long-term obligations              302,537          238,353
      Credit lines payable                                  741,145        1,349,284
      Accrued expenses                                      355,097          136,105
      Preferred dividends payable                           187,500                -
      Obligations to related parties                         13,000           25,000
      Obligations to affiliates                              83,407          176,877
      Obligations to Dynamic Health                           3,896          667,323
                                                       ------------     ------------
Total current liabilities                                 2,558,256        3,453,818


Long-term obligations, less current portion                 330,847          509,362
                                                       ------------     ------------
Total liabilities                                         2,889,103        3,963,180
                                                       ------------     ------------

Redeemable series A preferred stock, no par value,
      150,000 shares authorized; 150,000 shares
      issued and outstanding, at face value               1,500,000        1,500,000

Commitments and contingencies

Shareholders' equity (deficit):
      Preferred stock, no par value, 5,850,000
        shares authorized; no shares issued
        and outstanding                                           -                -

      Common stock, $.01 par value;
        24,000,000 shares authorized;
        7,015,000 and 3,000,000 shares issued and
        outstanding, respectively                            70,150           30,000
      Additional paid in capital                         29,955,566                -
      Retained earnings (deficit)                       (24,898,072)        (626,812)


                                                       ------------     ------------
Total shareholders' equity (deficit)                      5,127,644         (596,812)
                                                       ------------     ------------
Total liabilities and shareholders' equity             $  9,516,747     $  4,866,368
                                                       ============     ============


     See accompanying notes to condensed consolidated financial statements.

                        GO2PHARMACY, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                            Three Months Ended              Nine Months Ended
                                               December 31,                    December 31,
                                       ----------------------------    ----------------------------
                                           2000            1999            2000            1999
                                       ------------    ------------    ------------    ------------
Revenues:
     Distribution                      $     18,844    $          -    $    346,723    $          -
     Manufacturing                          944,523       1,679,409       2,621,190       4,145,943
     Manufacturing - affiliates              31,812         123,561         905,297         361,018
                                       ------------    ------------    ------------    ------------
Total revenues                              995,179       1,802,970       3,873,210       4,506,961
                                       ------------    ------------    ------------    ------------

Cost of goods sold:
     Distribution                            12,792               -         209,339               -
     Manufacturing                          729,916         986,651       1,716,880       2,734,325
     Manufacturing - affiliates              24,584          72,530         592,970         238,099
                                       ------------    ------------    ------------    ------------
Total cost of goods sold                    767,292       1,059,181       2,519,189       2,972,424
                                       ------------    ------------    ------------    ------------

Gross profit:
     Distribution                             6,052               -         137,384               -
     Manufacturing                          214,607         692,758         904,310       1,411,618
     Manufacturing - affiliates               7,228          51,031         312,327         122,919
                                       ------------    ------------    ------------    ------------
Total gross profit                          227,887         743,789       1,354,021       1,534,537
                                       ------------    ------------    ------------    ------------

Marketing Expense                        23,625,000               -      23,625,000               -

Selling, general and
   administrative expenses                  622,042         528,735       1,770,158       1,468,410
                                       ------------    ------------    ------------    ------------

Operating income (loss) before
   other income and expense             (24,019,155)        215,054     (24,041,137)         66,127

Other income (expense), net:
     Interest income                         22,787           2,648          30,989          10,848
     Other income (expense), net              4,276          (3,509)        116,971         100,065
     Interest expense                       (55,327)        (79,824)       (185,934)       (251,849)
                                       ------------    ------------    ------------    ------------
Total other income (expense), net           (28,264)        (80,685)        (37,974)       (140,936)
                                       ------------    ------------    ------------    ------------

Income (loss) before income taxes       (24,047,419)        134,369     (24,079,111)        (74,809)

      Income taxes                                -               -               -               -
                                       ------------    ------------    ------------    ------------

Net income (loss)                       (24,047,419)        134,369     (24,079,111)        (74,809)

      Preferred stock dividends              37,500               -         187,500               -
                                       ------------    ------------    ------------    ------------
Net income (loss) available
to common shareholders                 $(24,084,919)   $    134,369    $(24,266,611)   $    (74,809)
                                       ============    ============    ============    ============

     Basic income (loss) per share     $      (4.46)   $        .04    $      (4.49)   $       (.02)
                                       ============    ============    ============    ============

     Basic weighted average number
       of common shares outstanding       5,400,272       3,000,000       5,400,272       3,000,000
                                       ============    ============    ============    ============

     Diluted income(loss) per share    $      (4.46)   $        .04    $      (4.49)   $       (.02)
                                       ============    ============    ============    ============

     Diluted weighted average number
       of common shares outstanding       5,400,272       3,000,000       5,400,272       3,000,000
                                       ============    ============    ============    ============


     See accompanying notes to condensed consolidated financial statements.

                        GO2PHARMACY, INC. AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS

                                                                        Nine Months Ended
                                                                           December 31,
                                                                  ----------------------------
                                                                      2000            1999
                                                                  ------------    ------------
                                                                   (Unaudited)     (Unaudited)
Cash flows from operating activities:
    Net income (loss)                                             $(24,266,611)   $    (74,809)
    Adjustments to reconcile net income (loss)
         to net cash from operating activities:
              Common stock issued for marketing costs               23,625,000               -

              Depreciation and amortization                            225,953         207,710

              Provision for obsolete inventory                          45,000               -
              Changes in operating assets and liabilities
                   (exclusive of effect of business
                     acquisitions):
                    Accounts receivable                                133,021         (85,595)
                    Inventory                                         (238,499)       (190,595)
                    Prepaid expenses and other current assets         (184,042)       (138,350)
                    Other assets                                      (203,440)        (36,352)
                    Accounts payable                                    10,798        (224,619)
                    Preferred stock dividends payable                  187,500               -
                    Accrued expenses                                   224,306         (99,788)
                                                                  ------------    ------------

                    Net cash used in operating activities             (441,014)       (642,398)


Cash flows from investing activities:
      Purchases of property and equipment                              (74,359)       (435,713)
                                                                  ------------    ------------
                    Net cash used in investing activities              (74,359)       (435,713)


Cash flows from financing activities:
     Proceeds from the issuance of common stock                      6,655,705               -
     Net change in credit lines payable                               (608,140)        655,418
     Proceeds from issuance of long-term obligations                    79,324         271,252
     Payments of long-term obligations                                (193,652)       (208,680)
     Increase (decrease) in due to parent, net                        (663,427)        511,715
     (Increase) decrease in due from affiliates, net                    77,558         (83,039)
     Proceeds from issuance of related party obligations               148,183               -
     Payments of related party obligations                            (140,182)              -
     Proceeds from capital contribution                                 60,000               -
     Payments of registration expenses                                (122,861)              -
                                                                  ------------    ------------
            Net cash provided by (used in) financing activities      5,292,508       1,146,666
                                                                  ------------    ------------

Net increase in cash                                                 4,777,135          68,555



Cash at beginning of period                                                  -          16,206
                                                                  ------------    ------------



Cash at end of period                                             $  4,777,135    $     84,761
                                                                  ============    ============


     See accompanying notes to condensed consolidated financial statements.

                        GO2PHARMACY, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
                              CONTINUED (UNAUDITED)

                                                                     Nine Months Ended    Nine Months Ended
                                                                        December 31,         December 31,
                                                                            2000                 1999
                                                                     -----------------    -----------------

Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                       $         161,096    $         222,136
                                                                     =================    =================
      Cash paid during the period for income taxes                   $               -    $              -
                                                                     =================    =================

Supplemental schedule of non-cash financing activities:
      Capital lease obligations incurred for purchase of
         property and equipment                                      $               -    $         124,941
                                                                     =================    =================




      Issuance of 3,000,000 shares of common stock
         to complete the merger of Go2Pharmacy.com                   $      23,625,000     $              -
                                                                     =================     ================


      Initial public offering registration expenses                  $         375,217                    -
                                                                     =================     ================


      Issuance of 15,000 shares of common stock
          for legal services at the initial public offering price    $         118,125                    -
                                                                     =================     ================


     See accompanying notes to condensed consolidated financial statements.

                        GO2PHARMACY, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999


NOTE A-BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's Form SB-2 for the years ended March 31, 2000, 1999 and 1998 and for the three month periods ended June 30, 2000 and 1999 as filed November 7, 2000.


NOTE B-PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements as of December 31, 2000 and for the three and nine months ended December 31, 2000 include the accounts of Go2Pharmacy, Inc. (the "Company"), ("Go2"), which continues its manufacturing business as Innovative Health Products, Inc. ("Innovative"), and its subsidiary Breakthrough Engineered Nutrition, Inc. ("Breakthrough"). Significant intercompany balances and transactions have been eliminated in consolidation.

         The condensed consolidated financial statements as of March 31, 2000 and for the three and nine months ended December 31, 1999 include the accounts of Innovative.


NOTE C-RECENTLY ISSUED AUTHORITATIVE GUIDANCE

         In December 1999, Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements," was issued by the Securities and Exchange Commission ("SEC"). SAB 101 provides guidance related to revenue recognition issues based on interpretations and practices followed by the SEC. Management has determined that the adoption of SAB 101 did not have a material impact on its December 31, 2000 condensed consolidated financial statements.

NOTE D-SEGMENT INFORMATION

         The Company has two industry segments, distribution and manufacturing, in addition to corporate activities. The channels of distribution for its proprietary products and the channels of distribution of the products it manufactures for others include health food, drug, convenience and mass market stores, and direct marketing through distributors and catalog sales throughout the United States. The Company has two manufacturing facilities located in Florida's greater Tampa Bay Area.

         The Company commenced operations for its distribution subsidiary, Breakthrough, during April 2000. Based on the date of commencing initial operations, Breakthrough's financial segment data related to its revenues, gross profits, and operating income are only included for the three and nine months ended December 31, 2000, with its assets presented only as of December 31, 2000.

         In addition to the condensed segment information as presented on the face of the statements of operations for the three and nine months ended December 31, 2000 and 1999, the operating income (loss) for the three and nine months ended December 31, 2000 and 1999, and the assets as of December 31, 2000 and as of March 31, 2000 as required by SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" are as follows:

                               Three months ended          Nine months ended
                                  December 31,                December 31,
                            -------------------------------------------------
                                2000         1999          2000         1999
                                   (Unaudited)                (Unaudited)

Operating income (loss):
     Corporate             $(23,649,902)          -   $(23,649,902)         -
     Distribution               (53,435)          -        (15,229)         -
     Manufacturing             (315,818)    215,054       (376,006)    66,127



                            As of December 31, 2000   As of March 31, 2000
                            ----------------------------------------------
Assets:
     Corporate                    $4,833,171               $        -
     Distribution                    188,394                        -
     Manufacturing                 4,495,182                4,866,368

NOTE E-INCOME TAXES

         The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". Under SFAS 109, the Company uses the asset and liability method which recognizes the amount of current and deferred taxes payable or refundable based on transactions recorded as of and for the period presented in the consolidated financial statements as determined by the enacted tax laws and tax rates. The company has no current or deferred tax liability recorded as of December 31, 2000 or March 31, 2000, based on available net operating loss carryforwards.


NOTE F-RELATED PARTY TRANSACTIONS

         Effective September 1999, the Company entered into a lease agreement for their approximately 33,000 square foot manufacturing facility located in Largo, Florida from Dynamic Health Products, Inc. for $16,000 per month, subject to annual inflationary adjustments, for a period of ten years.

         In June 2000, Go2 established a $100,000 revolving line of credit with Carnegie Capital, LTD, an affiliate of Jugal K. Taneja, Chairman of the Board of the Company, to provide a source of funding for cash requirements directly related to Go2's Registration Statement. The note bears interest at 10% per annum. Principal and interest on the note is due and payable in full upon the successful completion of an initial public offering of Go2's common stock. The Company's public offering was completed during November 2000 and in accordance with this revolving line of credit agreement, the outstanding balance, that was included in obligations to related parties, was paid in full in the amount of $65,000.

         In June 2000, Go2 established a $100,000 revolving line of credit with Joseph Zappala, a Director of DrugMax.com, Inc., an affiliate of the Company and the President of Go2Pharmacy.com, Inc., a Delaware corporation, to provide a source of funding for cash requirements directly related to Go2's registration statement. The note bears interest at 10% per annum. Principal and interest on the note is due and payable in full upon the successful completion of an initial public offering of Go2's common stock. The Company's public offering was completed during November 2000 and in accordance with this revolving line of credit agreement, the outstanding balance that was due as included in obligations to related parties was $65,000. In accordance with the merger agreement (the "Agreement") between Go2Pharmacy, Inc. (a Florida corporation) and Go2Pharmacy.com, Inc. (a Delaware corporation) simultaneous with the merger, Joseph Zappala was to receive 3,000,000 shares of the Company's common stock with his capital contribution of $250,000 cash. Mr. Zappala, the individual, personally incurred $125,000 in expenses directly related to the initial public offering in addition to the $65,000 mentioned directly above for a total amount due to Mr. Zappala of $190,000. The $190,000 was offset against the $250,000 due as a part of the Agreement with the net amount, $60,000, being established as an account receivable due from Mr. Zappala. Prior to December 31, 2000, Mr. Zappala paid the Company the $60,000 in full.

         Amounts due to affiliates, amounts due to parent and amounts due from affiliates represent balances owed by or amounts owed to the Company for sales occurring in the normal course of business. Amounts due to and amounts due from these affiliates are in the nature of trade payables or receivables and fluctuate based on sales volume and payments received. The amounts repaid during November 2000 as included in due to affiliates was approximately $278,000, amounts paid during November 2000 that were due to parent were approximately $1,059,000 and amounts received that were due from affiliates that were repaid during November 2000 was approximately $314,000.

         The $23,625,000 marketing expense presented in the statements of operations for the three and nine months ended December 31, 2000 is a nonrecurring charge as a consequence of the issuance of 3,000,000 shares of common stock to Mr. Zappala, the individual, as related to the merger of Go2Pharmacy.com, Inc., a Delaware corporation ("Go2Delaware") and Go2Pharmacy, Inc, a Florida corporation. Other than the $250,000 capital contribution from Mr. Zappala, the individual, Go2Delaware had no assets with any assignable value thus creating no goodwill. Based on this fact, the 3,000,000 common shares issued at the $7.875 initial public offering price yielding the $23,625,000, which was accounted for as a marketing expense during November 2000.

         As of December 31, 2000, approximately $120,000 of the total amounts due from affiliates were primarily comprised of trade accounts receivables incurred in the normal course of business with Dynamic Life Korea, a subsidiary of Dynamic Health Products, Inc.("Dynamic") our parent company prior to the initial public offering and currently a significant shareholder of the Company.

         As of December 31, 2000, the entire amount due to affiliates was from trade accounts payable incurred in the normal course of business with DrugMax.com, an affiliate of the Company.

         As of December 31, 2000, $187,500 of cumulative preferred dividends at a rate of 10% of face value are due and owing to Dynamic, the holder of 150,000 shares of redeemable preferred stock with a face value of $1,500,000. The dividends were cumulative since issuance of the preferred stock during September 1999 but not payable until the earlier of the successful completion of the Company's initial public offering of common stock or December 31, 2000. In accordance with the features of the redeemable preferred stock, the dividends earned through March 31, 2001, or $225,000, are to be paid March 31, 2001. Dividends earned subsequent to March 31, 2001 are due and payable beginning with the quarter ended June 30, 2001 and then each quarter thereafter.


NOTE G-STOCKHOLDERS' EQUITY

         On November 7, 2000, the Securities and Exchange Commission declared Go2's registration of 1,000,000 shares of the common stock of Go2 to be effective. The registration was affected through the filing of Registration Statement No. 333-92849 on Form SB-2 with the Securities and Exchange Commission. The Company's initial public offering, pursuant to this registration, was successfully completed on November 14, 2000. In conjunction with this offering, 1,000,000 shares of common stock, $.01 par value, were sold to the public for net proceeds of $6,655,705 to Go2. Simultaneously with and conditioned upon the offering, Go2 merged with Go2Pharmacy.com, Inc., a Delaware corporation, in exchange for 3,000,000 shares of its common stock. Go2's parent company at that time, Dynamic Health Products, Inc., continues to own 3,000,000 shares, or 42.8% of the common stock of Go2.

         On December 1, 2000 ("the grant date"), the Company's board of directors approved the granting of 250,000 common stock options to be allocated to the Company's employees employed as of the grant date under the 1999 Stock Option Plan. The allocation is to be based on employees' years of service and salary. In addition, on December 1, 2000, the Company's board of directors approved the granting of 200,000 common stock options to be allocated equally to the four officers of the Company. For all the options granted, the option price was determined based on the NASDAQ closing price of the Company's common stock on November 30, 2000.

         In accordance with the nonemployee stock option plan, each nonemployee director is granted 4,000 common stock options for each year served in the term exercisable at the initial pubic offering price.


NOTE H - SUBSEQUENT EVENTS

         The company is in technical default with the line of credit held with the CIT Group/Business Credit, Inc. The line is due and payable March 31, 2001. This line is personally guaranteed by the Chairman of the Board in addition to being guaranteed by certain assets of the Company and of Dynamic. The amount of the credit line outstanding as of December 31, 2000 was approximately $741,000. Upon payment of the credit line, the Company also intends to pay off the 5-year term loan; the outstanding balance on the term loan as of December 31, 2000 was approximately $289,000. The Company is currently seeking financing in the form of a credit line and an equipment term loan that would not be personally guaranteed by the Chairman.

         Effective January 1, 2001, the Company entered into a 5-year lease for 10,000 square feet of manufacturing space located in Largo, Florida, for approximately $5,000 per month. The purpose of the lease is to provide the Company manufacturing capabilities for over-the-counter products.

         On January 9, 2001, the Company announced that it has a signed letter of intent to purchase certain assets of NetCare Health Services, Inc.("NetCare"). NetCare provides pharmacy services, in a closed setting, to long-term care facilities located in Connecticut.

         On January 31, 2001, the Company signed a pharmacy services agreement with a pharmacy benefit management ("PBM") company to administer pharmacy benefit management and claims processing services effective February 1, 2001. This agreement enables the Company to operate a PBM service company that would serve health maintenance organizations, unions and other health care institutions on a national basis.

         On February 1, 2001, the Company signed an agreement with a managed care organization to provide PBM services to approximately 20,000 of their members effective February 1, 2001.

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


Results of Operations

Overview

         The Company derives its revenues from developing, manufacturing, wholesaling and distributing a wide variety of non-prescription dietary supplements, and health and beauty care products. Revenues are billed and recognized as product is produced and shipped, net of discounts, allowances, returns and credits. Cost of goods sold is comprised of direct manufacturing and material product costs, direct personnel compensation and other statutory benefits and indirect costs relating to labor to support product manufacture and the warehousing of production and other manufacturing overhead. Research and development expenses are charged against cost of goods sold as incurred. Selling, general and administrative costs include management and general office salaries, advertising and promotional expenses, sales and marketing and other indirect operating costs. Interest and other income (expense) consist primarily of interest expense associated with borrowings to finance capital equipment expenditures and other working capital needs.

         We are building a multi-faceted company to maximize our efficiencies and capitalize on our synergies through our vertical operations. Presently, these vertical operations consist of sales and marketing, customer service, public relations, and manufacturing and distribution.

         We are and will continue to be able to support our own needs as well as those of our customers, from manufacturing through distribution. We are currently developing sales and marketing strategies that surround our own proprietary products in order to build our own brand recognition among long-term care facilities and other health product consumer organizations. We are currently finalizing an agreement that would allow us to purchase a pharmacy that services chains of long term care facilities. We have assembled a management team with experience in manufacturing, marketing, sales and technology to assist us in achieving our sales and profit goals across all of our strategic business segments; however, we may not be able to fulfill our growth strategy if we unable to consummate future acquisitions. Our business is dependent upon our key management as we are a small company. The loss of one or more of our key management personnel could have an adverse affect on our operations in the future. Our manufacturing and distribution business is dependent on our raw material suppliers and other outside vendors, the loss of which could hinder our production and adversely affect our operations. We can not assure that suppliers or other outside vendors will provide the materials or services when they are needed, in quantities that we request or whether they will be at a price that we are willing to pay.

         Subsequent to December 31, 2000, we have entered into a pharmacy services agreement with a pharmacy benefit management company to administer pharmacy benefit management and claims processing services. This agreement enables the company to provide pharmacy benefit management and claims processing services to health maintenance organizations, unions and other health care institutions. In addition, we have entered into a contract to provide pharmacy benefit management services to a 20,000 member health maintenance organization. Signing this health maintenance organization is inline with our goal to build our pharmacy benefit management member base to at least 200,000 members.


Three Months Ended December 31, 2000 Compared To Three Months Ended December 31, 1999

         Revenues. Total revenues decreased approximately $808,000, 44.8%, to approximately $995,000 for the three months ended December 31, 2000, as compared to approximately $1,803,000 for the three months ended December 31, 1999. Distribution revenues increased approximately $19,000 for the three months ended December 31, 2000, as compared to $0 for the three months ended December 31, 1999. The increase results from the absence of revenues in the corresponding period, as Breakthrough commenced operations during April 2000 and recorded its first sales during July 2000. Manufacturing revenues decreased approximately $827,000, or 45.8%, to approximately $976,000 for the three months ended December 31, 2000, as compared to approximately $1,803,000 for the corresponding period. The decrease in manufacturing revenues was primarily caused by the decrease in manufacturing for certain affiliated companies. In addition, the decrease was also attributable to the interruption of our manufacturing operations as caused by our temporary shut down of the manufacturing facilities in order to complete necessary, planned plant improvements.

         Gross profit. Total gross profit decreased approximately $516,000, or 69.4%, to approximately $228,000 for the three months ended December 31, 2000, as compared to approximately $744,000 for the three months ended December 31, 1999. Total gross margins decreased from 41.3% for the three months ended December 31, 1999, to 22.9% for the three months ended December 31, 2000. Distribution gross profit increased approximately $6,000 for the three months ended December 31, 2000, as compared to $0 for the three months ended December 31, 1999. Distribution gross margin was 32.1% for the three months ended December 31, 2000. The increase is attributable to the absence of revenues and related gross profits in the corresponding period, as Breakthrough commenced operations during April 2000. Manufacturing gross profit decreased approximately $522,000, or 70.2%, to approximately $222,000 for the three months ended December 31, 2000, as compared to approximately $744,000 in the corresponding period in 1999. For the three months ended December 31, 2000, manufacturing gross margin decreased to 22.7%, from 41.3% in the corresponding period in 1999. The decrease is primarily attributable to a change in our sales portfolio that yields lower gross margin based on our interruption of our manufacturing operations. During our plant shut down, our manufacturing employees were utilized as a part of the outside plant improvement teams.

         Marketing expense. Marketing expenses increased $23,625,000 for the three months ended December 31, 2000 as compared to the corresponding period. The entire marketing expense is a nonrecurring charge due to the issuance of 3,000,000 shares of common stock to Mr. Zappala, the individual, as related to the merger of Go2Pharmacy.com, Inc., Delaware corporation ("Go2Delaware") and Go2Pharmacy, Inc., a Florida corporation. Other than the $250,000 capital contribution due from Mr. Zappala, the individual, Go2Delaware had no assets thus creating no goodwill. Based on this fact, the 3,000,000 common shares issued at the $7.875 initial public offering price yielded the $23,625,000 which was accounted for as a marketing expense during November 2000.

         Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of advertising and promotional expenses; personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and amortization expense. Selling, general and administrative expenses increased approximately $83,000, or 15.8%, to approximately $612,000 for the three months ended December 31, 2000, as compared to approximately $529,000 in the corresponding period. The increase is primarily attributable to additional advertising and promotional expenses associated with our distribution segment, rents, as well as payroll expenses and costs associated with fringe benefits to support our plans for distribution and manufacturing growth. As a percentage of sales, selling, general and administrative expenses increased to 61.5% for the three months ended December 31, 2000 from 29.3% in the corresponding period in 1999.

         Interest income (expense), net. Interest expense, net of interest income, decreased approximately $45,000 to approximately $33,000 for the three months ended December 31, 2000,from approximately $77,000 for the three months ended December 31, 1999. The decrease in net interest expense is primarily attributable to lower interest expense due to decreased balances outstanding due to continued principal payments as applied to outstanding obligations in addition to increased interest income earned on the initial public offering funds.

         Income taxes. At December 31, 2000, the Company had neither amounts recorded for a current or a deferred income tax liability, nor any income tax expense recorded for the three months ended December 31, 2000, due to available operating loss carryforwards.

Nine Months Ended December 31, 2000 Compared To Nine Months Ended December 31, 1999

         Revenues. Total revenues decreased approximately $634,000, or 14.1%, to approximately $3,873,000 for the nine months ended December 31, 2000, as compared to approximately $4,507,000 for the nine months ended December 31, 1999. Distribution revenues increased approximately $347,000 for the nine months ended December 31, 2000, as compared to $0 for the nine months ended December 31, 1999. The increase results from the absence of revenues in the corresponding period, as Breakthrough commenced operations during April 2000 and recorded its first sales during July 2000. Manufacturing revenues decreased approximately $980,000, or 21.8%, to approximately $3,526,000 for the nine months ended December 31, 2000, as compared to approximately $4,507,000 for the corresponding period. The decrease was primarily due to the decrease in manufacturing for certain affiliated companies in addition to the interruption of our manufacturing operations as caused by our temporary shut down of the manufacturing facilities during December 2000 in order to complete necessary, planned plant improvements.

         Gross profit. Total gross profit decreased approximately $181,000, or 11.8%, to approximately $1,354,000 for the nine months ended December 31, 2000, as compared to approximately $1,535,000 for the nine months ended December 31, 1999. Total gross margins increased from 34.0% for the nine months ended December 31, 1999, to 35.0% for the nine months ended December 31, 2000. Distribution gross profit increased approximately $137,000 for the nine months ended December 31, 2000, as compared to $0 for the nine months ended December 31, 1999. Distribution gross margin was 39.6% for the nine months ended December 31, 2000. The increases are primarily attributable to the absence of revenues and related gross profits in the corresponding period, as Breakthrough commenced operations during April 2000. Manufacturing gross profit decreased approximately $318,000, or 20.7%, to approximately $1,217,000 for the nine months ended December 31, 2000, as compared to approximately $1,535,000 in the corresponding period in 1999. For the nine months ended December 31, 2000, manufacturing gross margin increased to 35.5%, from 34.0% in the corresponding period in 1999. The increase is primarily attributable to a change in our sales portfolio that yields a higher gross margin, improved raw material prices for certain core materials all of which is partially offset by our interruption of our manufacturing operations due to our plant shutdown during December 2000 where our manufacturing employees were utilized as a part of the outside plant improvement teams.

         Marketing expense. Marketing expenses increased $23,625,000 for the nine months ended December 31, 2000 as compared to the corresponding period. The entire marketing expense is a nonrecurring charge taken during November 2000 due to the issuance of 3,000,000 shares of common stock to Mr. Zappala, the individual, as related to the merger of Go2Pharmacy.com, Inc., a Delaware corporation ("Go2Delaware") and Go2Pharmacy, Inc., a Florida corporation. Other than the $250,000 capital contribution due from Mr. Zappala, the individual, Go2Delaware had no assets with any assignable value thus creating no goodwill. Based on this fact, the 3,000,000 common shares issued at the $7.875 initial public offering price yielded the $23,625,000, which was accounted for as a marketing expense.

         Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of advertising and promotional expenses; personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and amortization expense. Selling, general and administrative expenses increased approximately $302,000, or 20.6%, to approximately $1,770,000 for the nine months ended December 31, 2000, as compared to approximately $1,468,000 in the corresponding period. The increase is primarily attributable to additional advertising and promotional expenses associated with our distribution segment, rents, as well as payroll expenses and costs associated with fringe benefits to support our plans for distribution and manufacturing growth. As a percentage of sales, selling, general and administrative expenses increased to 45.7% for the nine months ended December 31, 2000 from 32.6% in the corresponding period in 1999.

         Interest income (expense), net. Interest expense, net of interest income, decreased approximately $86,000 to approximately $155,000 for the nine months ended December 31, 2000,from approximately $241,000 for the nine months ended December 31, 1999. The decrease in net interest expense is primarily attributable to lower interest expense due to decreased balances outstanding due to continued principal payments as applied to outstanding obligations in addition to increased interest income earned on the initial public offering funds.

         Income taxes. At December 31, 2000, the Company had neither amounts recorded for a current or a deferred income tax liability, nor any income tax expense recorded for the nine months ended December 31, 2000, due to available operating loss carryforwards.

         Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three and nine months ended December 31, 2000 and 1999, respectively. Management also believes that its business is not seasonal, however significant promotional activities can have a direct impact on sales volume in any given quarter.


Financial Condition, Liquidity and Capital Resources

         The Company has financed its operations through available borrowings under its credit line facilities, loans from within the Company, cash provided from operations and cash provided from the proceeds received from the initial public offering consummated November 14, 2000. The Company had working capital of approximately $4,836,000 at December 31, 2000, inclusive of current portion of long-term obligations and credit facilities, as compared to a working capital deficit of approximately $657,000 at March 31, 2000. Management addressed this working capital deficiency through an initial public offering of the Company's securities, which was completed November 14, 2000.

         Net cash used in operating activities was approximately $441,000 for the nine months ended December 31, 2000, as compared to net cash used in operating activities of approximately $642,000 for the nine months ended December 31, 1999. Cash used was primarily attributable to an increase in inventory of approximately $239,000, an increase of approximately $184,000 in prepaid assets and other current assets and an increase in other assets of approximately $203,000 all of which is partially offset by a decrease in accounts receivable of approximately $133,000, an increase in accrued expenses of approximately $224,000, an increase in preferred stock dividends payable of approximately $188,000 and an increase in accounts payable of approximately $11,000.

         Net cash used in investing activities was approximately $74,000, representing the purchase of plant equipment and plant leasehold modifications.

         Net cash provided by financing activities was approximately $5,293,000, primarily attributable to the successful completion of the initial public offering thus representing a source of approximately $6,656,000, proceeds from the issuance of long-term obligations of approximately $79,000, proceeds from the issuance of related party obligations of $148,000, proceeds received from capital contributions of $60,000 and decreases in amounts due from affiliates of approximately $78,000 all of which is partially offset by net repayments in credit lines payable of $608,000, payments on long-term obligations of approximately $194,000, payments on amounts due to Dynamic of $663,000, payments made on related party obligations of approximately $140,000 and payments of registration expenses of approximately $123,000.

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

         In February 1999, the Company established a $2,000,000 credit facility to provide additional working capital in support of accounts receivable and inventory and to support its continued growth. A portion of the proceeds from the line of credit was funded in the form of a 60-month term loan for approximately $491,000, for repayment of certain capital lease obligations. The remainder of this credit facility is in the form of a revolving line of credit. The note bears interest at the Prime Rate of The Chase Manhattan Bank in New York, New York, plus 2.25% per annum on the unpaid outstanding principal of each advance, payable monthly. The note is to be secured by a blanket lien on all assets of the Company, exclusive of certain leased assets. The note is also secured by a personal guarantee from the Company's Chairman of the Board. The credit facility provides substantial penalties for early termination. At December 31, 2000, the outstanding principal balance on the line of credit was approximately $741,000. Subsequent to December 31, 2000, the company was notified that it is in technical default with the line of credit held with the CIT Group/Business Credit, Inc. The line is now due and payable March 31, 2001. Upon payment of the credit line, the Company also intends to pay off the 5-year term loan; the outstanding balance on the term loan as of December 31, 2000 was approximately $289,000. The Company is currently seeking replacement financing in the form of a credit line and an equipment term loan that is not personally guaranteed by the Company's Chairman.

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

         In June 2000, Go2 established a $100,000 revolving line of credit with Carnegie Capital, LTD, an affiliate of Jugal K. Taneja, Chairman of the Board of Directors of the Company, to provide a source of funding for cash requirements directly related to Go2's registration of shares for a public offering. The note bears interest at 10% per annum. Principal and interest on the note is due and payable in full upon the successful completion of a public offering of Go2's common stock. This note was repaid during November 2000 in the amount of $65,000.

         In June 2000, Go2 established a $100,000 revolving line of credit with Joseph Zappala, a Director of DrugMax.com, Inc., an affiliate of the Company and the President of Go2Pharmacy.com, Inc., a Delaware corporation, to provide a source of funding for cash requirements directly related to Go2's registration statement. The note bears interest at 10% per annum. Principal and interest on the note is due and payable in full upon the successful completion of an initial public offering of Go2's common stock. The Company's public offering was completed during November 2000 and in accordance with this revolving line of credit agreement, the outstanding balance that was due as included in obligations to related parties was $65,000. In accordance with the merger agreement (the "Agreement") between Go2Pharmacy, Inc. (a Florida corporation) and Go2Pharmacy.com, Inc. (a Delaware corporation) simultaneous with the merger, Joseph Zappala was to receive 3,000,000 shares of the Company's common stock with his capital contribution of $250,000 cash. Mr. Zappala, the individual, personally incurred $125,000 in expenses directly related to the initial public offering in addition to the $65,000 mentioned directly above for a total amount due to Mr. Zappala of $190,000. The $190,000 was offset against the $250,000 due as a part of the Agreement with the net amount, $60,000, being established as an account receivable due from Mr. Zappala. Prior to December 31, 2000, Mr. Zappala paid the Company the $60,000 in full.

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

         None.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         The Company made an initial public offering of 1,000,000 shares of its common stock, $.01 par value, pursuant to a registration statement declared effective by the Commission on November 7, 2000, File No. 333-92849 on Form SB-2 ("Registration Statement"). The shares of common stock were sold at a price of $7.875 per share, for total proceeds to the Company of $7,875,000. The public offering was underwritten by Utendahl Capital Partners, L.P. as managing underwriter.

         Use of proceeds through December 31, 2000:

         Manufacturing equipment and facilities:              $  162,000
         Debt retirement:                                     $1,324,292
         Business expansion:                                  $  135,000
         Working capital and general corporate purposes:      $  235,802

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

Item 5.  OTHER INFORMATION.

Formation of the Board of Directors:

The Board of Directors is comprised of the following individuals:

         Jugal K. Taneja         Chairman of the Board
         Dr. Kotha Sekharam      President, Director
         Mihir Taneja            Chief Executive Officer, Secretary and Director
         Dr. David Dalton        Director
         Bartholomew Lawson      Director
         George Stuart, Jr.      Director
         Joseph Zappala          Director

The board has formed the following subcommittees:

         Audit Committee:
                  Bartholomew Lawson
                  George Stuart, Jr.

         Executive Committee:
                  Jugal K. Taneja
                  Joseph Zappala

         Compensation Committee:
                  Dr. David Dalton
                  George Stuart, Jr.
                  Joseph Zappala



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




                                         Go2Pharmacy, Inc.


Date: February 14, 2001                  By: /s/ Mihir K.Taneja
                                            -------------------
                                            Mihir K. Taneja
                                              Chief Executive Officer, Secretary
                                              and Director


Date: February 14, 2001                  By: /s/ Carol Dore-Falcone
                                            -----------------------
                                            Carol Dore-Falcone
                                              Vice President, Chief Financial
                                              Officer