Form 10KSB40
period 2001-03-31
GO2PHARMACY COM INC
filed 2001-06-28
CIK 1098315

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10KSB
          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                                      or

          [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File No.  333-92849

                               GO2PHARMACY, INC.
                               -----------------
             (Exact name of small business issuer in its charter)

            State of Florida                         59-2600232
            ----------------                         ----------
     (State of or other jurisdiction      (IRS Employer Identification No.)
    of incorporation or organization)

  6950 Bryan Dairy Road, Largo, Florida                33777
  --------------------------------------               -----
 (Address of Principal Executive Officers)           (Zip Code)

                   Issuer's telephone number: (727) 544-8866

  Securities registered pursuant to Section 12(b) of the Exchange Act: None.
                                                                       ----
     Securities registered pursuant to Section 12(g) of the Exchange Act:

                             Common Capital Stock
                             --------------------
                               (Title of Class)

     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year were $5,542,772.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 8, 2001 was $2,193,701. Number of shares outstanding of the Issuer's common stock at $.01 par value as of June 8, 2001 was 7,025,000 (exclusive of Treasury Shares).

Documents Incorporated by Reference:

Reference is made in Part III of this Report to the Company's Registration Statement, filing Number 333-92849, filed with the SEC on December 15, 1999, which is hereby incorporated by reference, and amendments No. 1 - 5 thereto as filed dated May 12, 2000, June 28, 2000, July 25, 2000, September 18, 2000, and October 19, 2000, respectively.

Transitional Small Business Disclosure Format: Yes ___  No  X
                                                           ---

                             CAUTIONARY STATEMENTS

     Certain oral statements made by management from time to time and certain statements contained in press releases and periodic reports issued by Go2Pharmacy, Inc. (the "Company"), as well as those contained herein, that are not historical facts are "forward-looking statements" within the meaning of
Section 21E of the Securities and Exchange Act of 1934 and, because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements, including those in Management's Discussion and Analysis, are statements regarding the intent, belief or current expectations, estimates or projections of the Company, its Directors or its Officers about the Company and the industry in which it operates, and are based on assumptions made by management. Forward-looking statements include without limitation statements regarding: (a) the Company's growth and business expansion, including future acquisitions; (b) the Company's financing plans; (c) trends affecting the Company's financial condition or results of operations; (d) the Company's ability to continue to control costs and to meet its liquidity and other financing needs; (e) the declaration and payment of dividends; (f) the Company's use of proceeds from their initial public offering, and (g) the Company's ability to respond to changes in customer demand and regulations. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that the anticipated results will occur. When issued in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are generally intended to identify forward looking statements.

     Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) changes in the regulatory and general economic environment related to the health care industry; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company's revenue and/or cost and expenses, such as increased competition, lack of qualified marketing, management or other personnel, and increased labor and inventory costs; (iv) changes in technology or customer requirements, which could render the Company's technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales and (vi) its customers' willingness to accept its Internet platform in the future. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings "Business," and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in this Form 10-KSB as of and for the year ended March 31, 2001.
The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

                                    PART I
                                    ------


Item 1.   Description of Business

History

     We were incorporated as Energy Factors, Inc., a Florida corporation, in 1985. In August

1998 we changed our name to Innovative Health Products, Inc., in February 2000 we changed our name to Go2Pharmacy.com, Inc., and in September 2000 we changed our name to Go2Pharmacy, Inc., in anticipation of our merger with the Delaware corporation Go2Pharmacy.com, Inc. Our merger with Go2Pharmacy.com, Inc. was effected simultaneously with the successful completion of our initial public offering during November 2000. The Company believes that there is a positive connotation associated with the new name. We continue to conduct nutritional and herbal supplement product line manufacturing business under the name Innovative Health Products, Inc.


Overview

     At Go2Pharmacy, Inc., we manufacture, package and ship high-quality private label dietary supplements, over-the-counter drugs, and health and beauty care products for companies worldwide. We also develop and manufacture our own branded dietary supplements and health and beauty care products for distribution through various outlets. We are currently expanding our business as we incorporated two wholly owned subsidiaries during March 2001. The first is the pharmacy benefit management company, Go2PBM Services, Inc., a Florida corporation. The second is a FDA-registered over-the-counter manufacturing company, Belcher Pharmaceuticals, Inc., a Florida corporation. We do not currently sell generic or other prescription drugs.

     We private label products for a wide range of customers worldwide through our manufacturing segment of Innovative Health Products and Belcher Pharmaceuticals, using two separate manufacturing locations. Our customers include mass marketing companies, physicians, universities, network marketing and direct sales companies. We manufacture, package and ship these products from our two facilities located in Largo, Florida. In addition to our private label business, we develop, manufacture and distribute our own branded dietary supplements and health and beauty care products. Some of our branded products include "Nutrisure" meal replacement powder, "Physician's Pharmaceuticals" dietary supplement product line, and "Arth-Aid" roll-on and cream for arthritis. We distribute these products to retail consumers, marketing companies, wholesalers and retailers, including independent pharmacies, regional and national chain drug stores, direct mail companies, mass merchandisers, deep discounters and brokers. We are currently forming strategic alliances with health maintenance organizations, insurance companies, retail chains, and other health related associations to attract new members. We intend to provide over-the-counter drugs, durable medical equipment, medical supplies and health and beauty care products directly to nursing homes, assisted living facilities, and personal care residences across the country. We plan to develop these outlets to become a premier provider of nutritional, over-the-counter and other related products for institutional and long-term care facilities seeking high quality competitively-priced products.

     In April 2000, we formed a wholly-owned distribution subsidiary named Breakthrough Engineered Nutrition, Inc., a Florida corporation, for the purpose of marketing and distributing our own branded product line, "Lean Protein." We have already introduced our first product under this product line, "Lean Protein Chips," which we believe is the world's first zero carbohydrate, high protein snack chip.

     In March 2001, we incorporated two wholly-owned subsidiaries. The first is a new pharmacy benefit manager company, Go2PBM Services, Inc., a Florida corporation. The second is Belcher Pharmaceuticals, Inc., a Florida corporation that manufactures over-the counter products. Go2PBM Services will administer drug benefits for health maintenance organizations, insurance company plans, preferred provider organizations, self-insured corporate health plans and Taft-Hartley self-insured labor unions. As a pharmacy benefit manager, the company will manage all member benefits in low risk plans, while taking an exclusively administrative role in higher risk plans. Our administrative services include claim processing, network management and customer service.

     By merging with the Delaware corporation Go2Pharmacy.com, Inc., we have been able to enter into an agreement to provide our pharmacy benefit management services to a New York State health maintenance organization. In addition, the agreement will make us the organization's exclusive private label over-the-counter supplier of products, including hand sanitizers, pediatric vitamin drops, and children's chewable vitamins.

     Through the development of our private label, branded, and over-the-counter manufacturing, distribution and pharmacy benefit management efforts, we intend to provide wholesale and institutional customers with an efficient source for their nutritional, over-the-counter and other pharmacy product needs. By vertically integrating our core business operations, we believe we will achieve increased brand recognition and exposure, ancillary product and service revenues, and will be able to provide competitively priced products, quick turn around on our manufactured products and superior customer service.


     Business Strategy

     We are building a multi-faceted company able to maximize our efficiencies and capitalize on our synergies through vertical operations. Our vertical operations consist of sales and marketing, customer service, public relations, manufacturing and distribution. We will be able to support our own needs as well as those of our customers, from manufacturing through distribution. We are developing sales and marketing strategies to build our recognition among long-term care facilities and other health product consumer organizations, while building brand awareness of our proprietary products. We believe that we have created a solid platform to achieve our goals.

     To date we have assembled a management team with experience in manufacturing, marketing, sales and technology to lead us to our sales and profit goals.

     We have entered into a contract with CarePlus, a New York based health maintenance organization, to provide pharmacy benefit management services to its members, through our wholly-owned subsidiary, Go2PBM Services, Inc.

     We have also streamlined our two manufacturing operations to grow as a manufacturing company.

     Finally, we have developed several proprietary products that are being sold to our target markets.


     Private Label Products

          Sales of our manufactured private label products accounted for the majority of our total revenues for the year ended March 31, 2000 and 2001. We currently manufacture products for over 400 private label customers in 47 states in the United States and ship to several countries internationally. Our private label business has a widely distributed revenue base. For the year ended March 31, 2000, we had sales of 5% or more of total revenues to three of our private label customers, each of which accounted for approximately 14%, 9% and 5% of total revenues, none of which were affiliates. For the year ended March 31, 2001, we had sales of 5% or more of total revenues to two of our private label customers, each of which accounted for 16.4% and 9.9% of total revenues. The customer which accounted for 16.4% is an affiliate of the Company. For the year ended March 31, 2000 and 2001, we did not have sales of 5% or more of total revenues to any company that is a party to an exclusive manufacturing agreement with us.


     Branded Products

     To date, sales of our branded products have not accounted for a significant portion of our revenues. We intend to employ additional marketing efforts on the sale of our branded products, which we believe will yield higher profit margins than our private label products. In addition to the branded products listed below, we also have approximately 12 other branded products, and intend to develop additional branded products. Some of our branded products include:

     . "Nutrisure (TM)" - a meal replacement powder mix with nutritious proteins, medium chain triglycerides and antioxidants that conforms with diabetic diet requirements;
     . "Physicians' Pharmaceuticals (TM)" - a proprietary line of dietary supplements which includes vitamins, minerals and herbal supplements; and
     . "Arth-Aid (TM)" - an arthritis cream in an easy-to-use roll-on form designed to relieve arthritic pain, and is formulated with capsaicin and functional botanicals.


Manufacturing

          Our primary manufacturing facility is located in 33,222 square feet of leased space in

Largo, Florida. We use this location for our executive offices and for the manufacturing, research, development, packaging and warehousing of our products. Our manufacturing facilities at this site utilize high-speed encapsulating, tableting and production line equipment. The facility is large enough to handle bulk orders, but versatile enough to provide quick response to customer needs. This site also houses our graphic arts department, which assists us and our customers' print layout and graphic needs.

     Our second manufacturing facility is located in 10,000 square feet of leased space in Largo, Florida. This facility is registered with the United States Food and Drug Administration and is used for the manufacture, packaging and shipment of over-the-counter products for our customers.

     Currently, we can manufacture approximately 270 million tablets and capsules and four million bottles annually. Our manufacturing facilities normally operate two shifts per day, five days per week. Certain packaging lines or capsule and tablet production lines run longer as demand warrants. We operate flexible manufacturing lines that can shift output efficiently among various pieces of equipment depending upon factors such as batch size, tablets or capsule count, and labeling requirements. We strive to fulfill and ship all orders within 30-60 days. While we believe we can double our sales volume without expanding our current facilities, we will expand our manufacturing capacities upon receiving Food and Drug Administration registration for production of generic and other over-the-counter drugs. An increase in production would require additional space and personnel for warehousing and shipping operations, but would not necessarily require substantial capital investment.


Research and Development

     Our research and development department develops new concepts and formulations for our branded and private label products. Dr. Sekharam, our President, provides guidance and direction for our research and development team in product development. Our three full-time chemists perform product research and development, while our technical staff prepares cost estimates and samples based on their formulations. Prior to the final manufacture of our products, this team also develops operational procedures and pilot testing programs. Finally, our research and development regulatory staff personnel prepare all dietary information and label requirements. Historically, our expenditures for research and development have not been material, relative to our overall operating expenses.

     Our research and development laboratory is equipped with modern laboratory test equipment, including high pressure liquid chromatography, atomic absorption spectroscopy, as well as instruments to test pH, viscosity, moisture, gradient sizing, ash, melting point, refractive index, tablet hardeners and disintegration. The laboratory also has equipment for microbiological tests and stability chambers to test both long-term and accelerated shelf life of each product. We believe that our laboratory facilities are in compliance with all applicable environmental regulations.

     Our product development team works closely with customers to understand their needs and strengths to create products with value adding features. As our development response time is critical to capitalizing on consumer trends and preferences, we focus on meeting end-user needs as quickly as possible. For example, our touch-free arthritis relief roll-on was specially designed for customers reporting finger irritation due to the ointment's active ingredients. We believe that this type of flexibility and attention to customer needs results in more valuable and marketable products.


Marketing and Sales

     Our marketing and promotion strategy is targeted toward stimulating demand for our products and increasing brand awareness. We currently employ a traditional in-house sales force that markets our branded and private label products directly to wholesale and institutional customers. We also utilize product promotions and print media to reach new customers in targeted markets. We intend to increase these efforts significantly in the areas of direct sales, telesales, and traditional and online advertising.

     We plan to increase direct sales marketing by hiring additional sales representatives to contact nursing homes, assisted living facilities and personal care residences to market our institutional-compatible products. Similarly, we plan to hire marketing representatives to contact self-insured employers, health maintenance organizations, and other health benefit provider associations to market our pharmacy benefit management services in addition to pursuing contractual arrangements with pharmacies. We also intend to expand our sales force to initiate direct and regular contact with our customer's key personnel, to inform them of new product developments and industry trends, aid them in the design of store displays and create merchandising programs that promote our branded products.

     We intend to increase telesales by hiring an in-house telesales group to prospect for customers for our branded products and dietary supplement products. We intend to increase our advertising efforts by implementing online sales and marketing techniques to increase brand awareness and direct traffic to our web site. These techniques include purchasing banner advertising on search engine web sites and Internet directories, as well as direct links from health related web sites. We feel that these efforts will supplement our strategic agreements and traditional advertising efforts as well.

     We also increase the flexibility of our product offerings by extending various credit terms to our customers, subject to our credit approval process. In most cases, where credit terms are granted, we require a prepayment of 50% of the amount of the sales order, with the balance due within 30 days of shipment. Some of our customers whose sales are to regional and/or national chain drug stores receive payments from their customers on extended payment terms. In such cases, we grant extended payment terms, when requested, by a long-standing significant customer.

     Our manufacturing revenues are generated by fulfilling sales orders received from our customers within an average turn-around time ranging from 30-60 days. Consequently, we experience a backlog for future revenues at all times. As of March 31, 2001, we had approximately $864,000 in backlog sales orders.


Additional Business Goals

     In addition to continuing the efforts described above, we intend to increase sales by building a pharmacy benefit management business that services at least 200,000 members. We plan to increase sales by concentrating our marketing efforts of certain of our branded products to specific market segments. We also intend to increase sales by expanding our branded and private label offerings of over-the-counter products. We plan to target trade associations that service long-term health care facilities, as well as private and public assisted living facilities and nursing home chains, to form alliances and partnerships to build our business to business customer base. We also plan to offer discount and rebate programs to these organizations based on the volume of sales. We have an agreement with The Greater New York Health Care Facilities Association to provide our products to its members. This Association is a provider association servicing over 100 long-term care facilities throughout the New York metropolitan area. Through these facilities, the Association represents approximately 30,000 nursing home beds, which comprises approximately 35% of the nursing home beds in the state of New York.

     We intend to target health maintenance organizations, insurance companies and corporate health unions to provide pharmacy benefit management services to their members. We have entered into a five year agreement to provide pharmacy benefit management services to Care Plus Health Plan, a Medicaid health maintenance organization located in New York. Pursuant to the agreement, we are administering pharmacy benefit management services to approximately 60% of CarePlus' membership. We intend to develop a nationwide network of local and regional pharmacy chains that will service our pharmacy benefit management members' non-maintenance prescription needs. We intend to expand our market pharmacy benefit management services to self-insured employers, health maintenance organizations, and other large service organizations.

     We currently manufacture several of our own branded products, several of which are currently being sold to nursing homes. We plan to market these products through major business to business Internet sites and by advertising in trade journals and through traditional media. The sale of these products is expected to offer significant brand awareness within the long-term care facility industry. We intend to increase marketing of our branded products to institutional markets, health food stores, mass market retailers, and directly to consumers. We plan to increase our sales force to achieve market penetration into targeted geographical areas. Some of the sales personnel we expect to hire will devote a substantial portion of their time enhancing relationships with our customers' key personnel, informing them of new product developments and industry trends, and aiding them in designing store displays and merchandising programs for our branded products. We also intend to employ additional financial resources to implement media kits and increase our newsprint advertising, our national print media, and our direct mail marketing efforts. As a manufacturer, we have the facilities, equipment, manufacturing capacity, skilled work force and industry experience to control product processing and minimize product cost from order inception to distribution of finished products to our customers.

     By utilizing our manufacturing capabilities, we intend to build institutional relationships through high quality and low cost custom product lines. In particular, one of our focal points will be custom packaged pharmacy products for institutional customers. We are continuously seeking ways to expand our manufacturing customer base. We intend to increase our market penetration of private label manufacturing customers by reducing manufacturing time with additional fully-automated high-speed manufacturing equipment, by delivering high quality products and by providing research and development support to improve our product offerings. We will also continue to develop strategic alliances with manufacturing customers. We intend to increase our ongoing development and marketing of new products in order to capitalize on and create market opportunities in new market segments. We feel that we can differentiate ourselves from our competitors by providing customers with more value-added products. Consequently, we intend to produce and market additional, as well as enhanced, dietary supplements that integrate a variety of compounds to achieve greater bio-availability, effectiveness and product convenience. We differentiate ourselves from other dietary supplement manufacturers by providing faster and more appropriate responses to our customers. Our development response time for proprietary and private label products is critical to capitalize on consumer trends and preferences. We intend to utilize these trends and preferences to expand our customer base and provide consumers with the most timely and well adapted products for their needs.

     We believe that the health care, pharmaceutical and dietary supplement industries are fragmented and currently offer attractive acquisition opportunities. We intend to pursue acquisition opportunities that will broaden our product lines, provide efficiencies in manufacturing through economies of scale, broaden our customer base, complement our existing businesses and further our strategic goals.


Employees

     As of March 31, 2001, we had 50 employees. Of these employees, six were engaged in marketing and sales, 35 were devoted to production and distribution and nine were responsible for management and administration. None of our employees are covered by a collective bargaining agreement. We believe we have good relations with our employees. In each case, the employees are permitted to participate in employee benefit plans of the Company that may be in effect from time to time, to the extent eligible, and each employee may be entitled to receive an annual bonus as determined at the sole discretion of the Company's Board of Directors based on the Board's evaluation of the employee's performance and the financial performance of the Company.


Principal Suppliers

     We obtain all of the raw materials for the manufacture of our products from third party suppliers primarily located within the United States. We do not have contracts with any of our suppliers to provide adequate materials required for our product manufacturing.

Competition

     The manufacturing, wholesale, retail and distribution industries in which we operate are highly competitive. Numerous companies, many of which have greater size, financial, personnel, distribution and other resources than us, compete with us in our development, manufacture, distribution, wholesaling and retailing businesses. The Nutrition Business Journal estimates that there are 1,050 manufacturers and branded marketers of dietary supplements in the United States with at least $500,000 in annual sales. The Nutrition Business Journal's 1997 database includes 16 companies with over $100 million in revenues, which represents 55% of the dietary supplement market. Our branded products face substantial competition from broad line manufacturers, large private label manufacturers, and more recently from large pharmaceutical companies. Increased competition from companies with greater financial, manufacturing, distribution and marketing capabilities than our own could have a materially adverse affect on our operations. We compete on the basis of product quality, cost and customer service. Our branded products' success depends primarily on our increasing brand recognition across multiple distribution channels, our ability to quickly develop, advertise, market and promote new and existing products with high quality and value, and our efficient distribution of these products. Our competitors include:

     .    chain drug stores, such as CVS and Walgreen's;

     .    prescription benefit managers, such as Express Scripts;

     .    warehouse clubs, such as BJ's and Costco;

     .    mail order pharmacies;

     .    major department stores, such as Macy's and Nordstrom; and

     .    health and beauty salons and spas

     . online pharmacy specialists, such as planetrx.com, drugstore.com, VitaminShoppe.com and MotherNature.com;

     . Internet portals with shopping services, such as Yahoo!, Excite, and America Online;

     Many of these competitors currently offer online ordering of their products. In addition, many of these online and traditional competitors have longer operating histories, greater brand recognition, and substantially greater economic, marketing and other resources than we do. These resources may provide some of these competitors with greater opportunities to form joint ventures and favorable vendor agreements as this market develops. In addition, traditional pharmacies can provide customers with the ability to see and feel products, and may be able to address immediate customer product needs in ways that we cannot.

Trademarks and Intellectual Property


     We utilize the federally registered trademarks Nutrisure (TM), Physician Pharmaceutical (TM) and Arth-Aid (TM). We also utilize the registered domain names Go2Pharmacy.com and Go2Pharmacy.net, which we acquired through our merger in November 2000 with the Delaware corporation Go2Pharmacy.com, Inc. We believe that protecting our trademarks and registered domain names is crucial to our business strategy of building strong brand name recognition and that such trademarks have significant value in the marketing of our products. Our policy is to pursue registrations of all the trademarks associated with our key products. We rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights generally are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States. Furthermore, the protection available, if any, in foreign jurisdictions may not be as extensive as the protection available to us in the United States. Although we seek to ensure that we do not infringe upon the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against us. Any infringement claims by third parties against us may have a materially adverse affect on our business, financial condition, results of operations and cash flows.

Government Regulation

     The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our manufactured products is subject to regulation by numerous governmental agencies, particularly the United States Food and Drug Administration, which regulates our products under the Federal Food, Drug and Cosmetic Act, and the United States Federal Trade Commission, which regulates the advertising of our products under the Federal Trade Commission Act. Our products are also subject to regulation by, among other regulatory agencies, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Department of Environmental Regulation and the Occupational Safety and Health Administration. The manufacture, labeling and advertising of our products is also regulated by the Occupational Safety and Health Administration through various state and local agencies as well as foreign countries to which we distribute our products.

     Dietary supplements, health and beauty care products, over-the-counter drugs, and consumer products business is subject to significant government regulation. These products are regulated by the Food and Drug Administration, Federal Trade Commission, Consumer Product Safety Commission, as well as other state and federal regulatory entities. Our online pharmacy business is also subject to significant federal and state regulatory and licensing requirements. These regulations will likely increase, as the Internet pharmacy industry expands and the use of the Internet expands. While we use our best efforts to adhere to the regulatory and licensing requirements, as well as any other requirements affecting our products, compliance with these often requires subjective legislative interpretation. Consequently, we cannot assure that our compliance efforts will be deemed sufficient by regulatory agencies and commissions enforcing these requirements. Nonetheless, we employ a compliance person to assist in these efforts.

Violation of these regulations may result in civil and criminal penalties, which could materially and adversely affect our operations.

     Recent events have suggested that the regulatory requirements governing our industry may expand in the near future. For example, the United States House of Representatives' Committee on Commerce, United States General Accounting Office, and a federal interagency task force have all recently reviewed various aspects of the online pharmacy industry. These inquiries have dealt predominantly with laws governing pharmacy operations, prescription submission, patient confidentiality, and licensing requirements. In addition, the Clinton Administration proposed legislation extending federal enforcement powers and establishing new licensing guidelines to ensure online pharmacy compliance with state and federal laws. While we believe that we comply with existing federal and state pharmacy licensing requirements, ratification of these changes will likely increase our reporting and monitoring requirements.

     Our manufacture of dietary supplements is subject to significant labeling regulation. Labeling claims are governed by the Food and Drug Administration, the Federal Food, Drug and Cosmetic Act, and the recent Dietary Supplement Health and Education Act of 1994. Our manufacture of over-the-counter drugs must comply with all Food and Drug Administration guidelines and Food and Drug Administration enforced Good Manufacturing Practices regulations for those products as set forth in official monographs of the United States Pharmacoepia and other applicable laws enforced by the Food and Drug Administration. These include manufacturing and product information, such as claims in a product's labeling, package inserts, and accompanying literature. The Dietary Supplement Health and Education Act of 1994 guidelines permit certain dietary supplement labeling claims without prior authorization by the Food and Drug Administration, provided that the manufacturer has substantiation for the claims and complies with certain notification and disclaimer requirements. The legislation gives dietary supplement manufacturers more freedom to market their products, while providing consumers adequate information for informed decisions on the use of supplements.

     Under the Dietary Supplement Health and Education Act of 1994 and previous food labeling laws, supplement manufacturers may use three types of labeling claims, with the approval of the Food and Drug Administration. These claims include nutrient-content claims, disease claims, and nutrition-support claims, which include "structure-function claims." Nutrient-content claims describe the level of a nutrient in a food or dietary supplement. For example, a supplement containing at least 200 mg of calcium per serving could carry the claim "high in calcium." Disease claims show a link between a substance and a disease or health-related condition. The Food and Drug Administration authorizes disease claims based on a direct review of scientific evidence or documentation of established diet-to-health links from highly regarded scientific bodies, such as the National Academy of Sciences. For example, it is permissible to advertise a link between calcium and a lower risk of osteoporosis, if the supplement contains sufficient amounts of calcium. Nutrition-support claims describe a link between a nutrient and deficiency diseases that may result from diets lacking the nutrient. For example, the label of a Vitamin C supplement could state that Vitamin C prevents scurvy. When these types of claims are used, the label must mention the prevalence of the nutrient-deficiency disease in the United States. Finally, structure-function claims refer to the supplement's effect on the body's structure or function, including its overall effect on a person's well-being. For example, a structure-function claim could state "antioxidants maintain cell integrity." Structure-function claims must be accompanied by the disclaimer "This statement has not been evaluated by the Food and Drug Administration." This product is not intended to diagnose, treat, cure, or prevent any disease. Manufacturers who plan to use a structure-function claim on a particular product must inform the Food and Drug Administration of the use of the claim no later than 30 days after the product is first marketed. The Food and Drug Administration may then advise the manufacturer to change or delete the claim. Claims made for our dietary supplement products may include statements of nutritional support and health and nutrient content. The Food and Drug Administration's interpretation of what constitutes an acceptable statement of nutritional support may change in the future thereby requiring that we revise our labels. The Food and Drug Administration recently issued a proposed rule on what constitutes permitted structure/function claims as distinguished from prohibited disease claims. Although we believe our product claims comply with the law, depending on the content of the final regulation, we may need to revise our labels.

     The Food and Drug Administration issued final dietary supplement labeling regulations in 1997 that required a new format for dietary supplement product labels by March 23, 1999. All companies in the dietary supplement industry were required to comply with these labeling regulations. The Food and Drug Administration has also announced that it is considering promulgating new Good Manufacturing Practices regulations, specific to dietary supplements. Such regulations, if promulgated, may be significantly more rigorous than currently applicable regulations and contain quality assurance requirements similar to Good Manufacturing Practices regulations for drug products. Therefore, we may be required to expend additional capital resources on upgrading manufacturing processes and/or equipment in the future in order to comply with the law. Our failure to comply with applicable Food and Drug Administration regulatory requirements could result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions.

     Our advertising of dietary supplement products is also subject to regulation by the Federal Trade Commission under the Federal Trade Commission Act, in addition to state and local regulation. The Federal Trade Commission Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. The Federal Trade Commission Act also provides that the dissemination or the causing to be disseminated of any false advertisement pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice. Under the Federal Trade Commission's Substantiation Doctrine, an advertiser is required to have a "reasonable basis" for all objective product claims before the claims are made. Failure to adequately substantiate claims may be considered either deceptive or unfair practices. Pursuant to this Federal Trade Commission requirement we are required to have adequate substantiation for all material advertising claims made for our products.

     In recent years the Federal Trade Commission has initiated numerous investigations of dietary supplement and weight loss products and companies. The Federal Trade Commission is reexamining its regulation of advertising for dietary supplements and has announced that it will issue a guidance document to assist supplement marketers in understanding and complying with the substantiation requirement. Upon release of this guidance document we will be required to evaluate our compliance with the guideline and may be required to change our advertising and promotional practices. We may be the subject of investigation in the future. The Federal Trade Commission may impose limitations on our advertising of products. Any such limitations could materially adversely affect our ability to successfully market our products. The Federal Trade Commission has a variety of processes and remedies available to it for enforcement, both administratively and judicially, including compulsory processes, cease and desist orders, and injunctions. Federal Trade Commission enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, divestiture of assets, rescission of contracts and such other relief as may be deemed necessary. A violation of such orders could have a material adverse affect on our business, financial condition and results of operations.

     Governmental regulations in foreign countries where our plans to commence or expand sales may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation, of certain of our products. Compliance with such foreign governmental regulations is generally the responsibility of our distributors for those countries. These distributors are independent contractors over whom we have limited control.

     We manufacture certain products pursuant to contracts with customers who distribute the products under their own or other trademarks. Such private label customers are subject to government regulations in connection with their purchase, marketing, distribution and sale of such products. We are subject to government regulations in connection with our manufacturing, packaging and labeling of such products. Our private label customers are independent companies and their labeling, marketing and distribution of their products is beyond our control. The failure of these customers to comply with applicable laws or regulations could have a materially adverse effect on our business, financial condition, results of operations and cash flows.

     We may be subject to additional laws or regulations by the Food and Drug Administration or other federal, state or foreign regulatory authorities, the repeal of laws or regulations which we consider favorable, such as the Dietary Supplement Health and Education Act of 1994, or more stringent interpretations of current laws or regulations, from time to time in the future. We are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. The Food and Drug Administration or other governmental regulatory bodies could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation. Any or all of such requirements could have a materially adverse affect on our business, financial condition, results of operations and cash flows.


ITEM 2.      DESCRIPTION OF PROPERTY

     Our primary manufacturing facility is located in 33,222 square feet of leased space in

Largo, Florida. We use this location as our corporate offices, for Breakthrough Engineered Nutrition's administrative and sales office and for Innovative Health Products' manufacturing, research, development, packaging and warehousing of our products. We lease this facility from an affiliate, Dynamic Health Products, Inc, pursuant to a ten year triple-net lease that expires on September 30, 2009, at a monthly rental of $16,000, subject to annual inflationary adjustments.

     Our second manufacturing facility is located in 10,000 square feet of leased space in Largo, Florida. Belcher Pharmaceuticals uses this facility for the manufacture and packaging of over-the-counter products. This facility is registered with the United States Food and Drug Administration. We lease this facility from an unrelated third party pursuant to a five year lease at a monthly rental of $5,300 subject to annual inflationary adjustments.


Item 3.    Legal Proceedings

     From time to time we are subject to litigation incidental to our business including possible product liability claims. Such claims, if successful, could exceed applicable insurance coverage. We are not currently a party to any legal proceedings that we consider to be material.


Item 4.    Submission of Matters to a Vote of Security Holders

     None.


                                    PART II



Item 5.    Market for Common Equity and Related Stockholder Matters

Market For Securities

     The Company's $ .01 par value, common stock is listed on the NASDAQ SmallCap Market under the symbol "GORX" and on the Boston Stock Exchange under the symbol "GTO". The Company began its initial trading November 14, 2000; its high and low sales prices since that time, by quarter-ended date, are as follows:

                              High         Low
                              ----         ---

     December 31, 2000       $7.875       $1.813

     March 31, 2001          $4.375       $0.875

As of June 8, 2001, there were 243 stockholders of record according to our stock transfer agent, Registrar and Transfer Company, Inc. located in Cranford, New Jersey.


Dividend Policy

     As of March 31, 2001, we have paid $225,000 in preferred dividends as related to the 10%, $1.5 million face value preferred stock representing 150,000 shares of our series A preferred stock. Beginning with the quarter ending June 30, 2001 and then each quarter thereafter until redemption, the Company will pay a quarterly dividend payment of $37,500 to the preferred stock holders.

     We have not paid any cash dividends on our common stock and we currently intend to retain any future earnings to fund the development and growth of our business. Any future determination to pay dividends on our common stock will depend upon our results of operations, financial condition and capital requirements, applicable restrictions under any credit facilities or other contractual arrangements and such other factors deemed relevant by the Company's Board of Directors.

Recent Sale of Unregistered Securities

     None.


Use of Proceeds

     The use of proceeds from the effective date of the offering, November 7, 2000, through the fiscal year ended March 31, 2001 is presented as follows:

     Manufacturing equipment and facilities:                    $    366,337
     Debt retirement:                                           $  1,324,292
     Business expansion:                                        $    411,072
     Working capital and general corporate purposes:            $    641,602

     Manufacturing equipment includes amounts allocated for the purchase and installation of manufacturing equipment for high speed tablet and capsule manufacturing, automated bottle filling and labeling line and other automated equipment to meet the higher standards of manufacturing; and interior construction and leasehold improvements to our two manufacturing facilities.

     Debt retirement includes amounts to be expended to repay our indebtedness outstanding, the settlement of the Company's amounts due to affiliates and the payment of preferred dividends.

     Business expansion includes amounts to be expended for the hiring of additional personnel including office, accounting, production, warehouse and management; the surveying and related production of custom packaging of our pharmacy products for our entrance into the institutional and long-term health care and health management business segments; the pursuit of strategic alliances, partnerships and key contractual relationships particularly in the long-term health care and health management business segments in addition to the procurement of inventories supporting our business expansion.

     Amounts to be expended for working capital and general corporate purposes may include cash payments required for a pharmacy acquisition and cash required for accounts receivable financing and other corporate expenses in support of our business expansion.

     We routinely evaluate potential acquisitions of businesses and or product lines that would compliment or expand our business or further our strategic business goals. We may use a portion of the net proceeds of this offering for one or more such transactions; however, we currently have no commitments or agreements with respect to such transactions. We do not currently intend to make any acquisitions of businesses or purchase products from any persons or entities affiliated with us. There are no current plans, proposals, arrangements or understandings to make any acquisitions.

     We reserve the right to reallocate proceeds to different uses, upon the discretion of our executive officers and directors. Pending use, we intend to invest the net proceeds of our offering in interest bearing bank accounts, short-term interest bearing investment grade securities or similar quality investments. Based upon our current operating plan, we anticipate that cash flow from operations, together with the net proceeds of our offering, will be sufficient to satisfy our working capital requirements for at least 12 months.

Item 6.    Management's Discussion and Analysis or Plan of Operation

     The statements contained in this Report that are not historical are forward-looking statements, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Additionally, the following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this Report. The discussion is based upon such financial statements which have been prepared in accordance with U.S. Generally Accepted Accounting Principles.

     Management's Discussion and Analysis of Financial Condition and
          Results of Operations


     We derive our revenues from developing, manufacturing and wholesaling a wide variety of non-prescription dietary supplements, and health and beauty care products. Revenues are billed and recognized as product is produced and shipped, net of discounts, allowances, returns and credits. We have not experienced any material loss of revenues and do not anticipate any significant losses in the future.

     Cost of goods sold is comprised of direct manufacturing and material product costs, contracted service fees as related to revenues derived from our pharmacy benefit management segment, direct personnel compensation and other statutory benefits and indirect costs relating to labor to support product manufacture, distribution and the warehousing of production and other manufacturing overhead. Research and development expenses that benefit our customers are charged against cost of goods sold as incurred. Selling, general and administrative costs include management and general office salaries, advertising and promotional expenses, sales and marketing and other indirect operating costs.

     Interest and other income (expense) consists primarily of interest expense associated with borrowings to finance capital equipment expenditures and other working capital needs as partially offset by interest income earned on our funds held at banks.

     We have no income tax provision for the periods presented due to net operating losses. These net operating losses may be carried forward for up to 20 years. Due to our merger with the Delaware corporation Go2Pharmacy.com, Inc. and the change in our ownership structure on November 7, 2000, the utilization of net operating losses may be limited by Internal Revenue Code Section 382.

     Upon consummation of the merger of the Florida corporation, Go2Pharmacy, Inc. and the Delaware corporation, Go2Pharmacy,com, Inc. on November 7, 2000, the Company charged $23,625,000 to marketing expense representing the issuance of 3,000,000 common shares of the Company's $.01 par value common stock at the initial public offering price of $7.875. This is considered a nonrecurring marketing expense.


     Results of Operations

     The following table sets forth selected statements of operations data as a percentage of revenues for the periods indicated.

                                 YEAR ENDED MARCH 31,
                          2000                           2001
                         ------------------------------------
Revenues                 100.0%                         100.0%

Cost of goods sold        65.3                           66.5
                         -----                          -----
Gross profit              34.7                           33.5

                                          YEAR ENDED MARCH 31,
                                   2000                           2001
                                   -----------------------------------

Marketing expense                     -%                         426.2%

Selling, general and
 Administrative expenses           35.9                           46.0

Other income (expense), net        (3.8)                           4.2
                                   ----                          -----
Income (loss) before income        (5.0)                        (437.0)
 Taxes

Income taxes                          -                              -
                                   ----                          -----
Net income (loss)                  (5.0)%                       (437.0)%
                                   ====                          =====

     Fiscal Year Ended March 31, 2001, Compared to Fiscal Year Ended March 31, 2000

     Revenues. Total revenues decreased $289,124, or 4.96%, to $5,542,772 for the fiscal year ended March 31, 2001, as compared to $5,831,896 for the fiscal year ended March 31, 2000. Distribution revenues increased $707,833 for the fiscal year ended March 31, 2001, as compared to $0 for the fiscal year ended March 31, 2000. The increase results from the absence of revenues in the corresponding period, as Breakthrough commenced operations during April 2000 and recorded its first sales during July 2000. Manufacturing revenues decreased $1,212,811, or 20.8%, to $4,619,085 for the fiscal year ended March 31, 2001, as compared to $5,831,896 for the corresponding period. The decrease was primarily due to the decrease in manufacturing for certain affiliated companies in addition to the interruption of our nutritional and herbal supplement manufacturing operations, Innovative Health Products, and our over the counter manufacturing operations, Belcher Pharmaceuticals. The nutritional/herbal supplement temporary shut down of the manufacturing facilities during December 2000 was planned as a part of completing necessary plant improvements to comply with the Good Manufacturing Practices (GMP) required for pharmaceutical and nutritional grade products. Our over the counter manufacturing temporary shut down was due to the facility relocation and new facility leasehold build out during January 2001 in addition to the receipt of our new over-the-counter operating license received during February 2001. Our current over the counter manufacturing facility, Belcher Pharmaceuticals, was formerly only an over the counter manufacturing division located in the greater Tampa Bay area and with which was relocated with business being transferred to our new 10,000 square foot facility located in Largo. Pharmacy benefit management revenues increased $215,854 for the fiscal year ended March 31, 2001, as compared to $0 for the fiscal year ended March 31, 2000. The increase results from the absence of revenues in the corresponding period, as the Go2PBM Services commenced operations and recorded it first sales during February 2001.

     Gross Profit. Total gross profit decreased approximately $164,957, or 8.15%, to approximately $1,858,299 for the fiscal year ended March 31, 2001, as compared to approximately $2,023,256 for the fiscal year ended March 31, 2000. Total gross margins decreased from 34.69% for the fiscal year ended March 31, 2000, to 33.53% for the fiscal year ended March 31, 20001. Distribution gross profit increased $295,515 for the fiscal year ended March 31, 2001, as compared to $0 for the fiscal year ended March 31, 2000. Distribution gross margin was 41.75% for the fiscal year ended March 31, 2001. The increases are primarily attributable to the absence of revenues and related gross profits in the corresponding period, as Breakthrough commenced operations during April 2000. Manufacturing gross profit decreased $504,389, or 24.93%, to approximately $1,518,867 for the fiscal year ended March 31, 2001, as compared to approximately $2,023,256 in the corresponding period in 2000. For the fiscal year ended March 31, 2001, manufacturing gross margin decreased to 32.88%, from 34.69% in the corresponding period in 2000. The decrease is primarily attributable to a change in our sales portfolio that yields a higher gross margin, improved raw material prices for certain core materials all of which is offset by our interruption of our manufacturing operations due to our plant shutdown during December 2000 where our manufacturing employees were utilized as a part of the outside plant improvement teams in addition to our over-the-counter manufacturing temporary shut down due to the facility relocation and new facility leasehold build out during January 2001 in addition to awaiting the receipt of our new over-the-counter operating license received during February 2001. Pharmacy Benefit Management gross profit increased $43,917 for the fiscal year ended March 31, 2001, as compared to $0 for the fiscal year ended March 31, 2000. Pharmacy benefit management gross margin was 20.35% for the fiscal year ended March 31, 2001. The increases are primarily attributable to the absence of revenues and related gross profits in the corresponding period, as Go2PBM Services commenced operations during February 2001.

     Marketing Expense. Marketing expenses increased $23,625,000 for the fiscal year ended March 31, 2001 as compared to the corresponding period. The entire marketing expense is a nonrecurring charge taken during November 2000 due to the issuance of 3,000,000 shares of common stock to Mr. Zappala, the individual, as related to the merger of Go2Pharmacy.com, Inc., a Delaware corporation ("Go2Delaware") and Go2Pharmacy, Inc., a Florida corporation. Other than the $250,000 capital contribution due from Mr. Zappala, the individual, Go2Delaware had no assets with any assignable value thus creating no goodwill. Based on this fact, the 3,000,000 common shares issued at the $7.875 initial public offering price yielded the $23,625,000 which was accounted for as a marketing expense.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of advertising and promotional expenses; personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and amortization expense. Selling, general and administrative expenses increased $456,876, or 21.81%, to $2,551,714 for the fiscal year ended March 31, 2001, as compared to $2,094,838 in the corresponding period. The increase is primarily attributable to additional advertising and promotional expenses associated with our distribution segment, rents, as well as payroll expenses and costs associated with fringe benefits to support our distribution, manufacturing and pharmacy benefit management growth. As a percentage of sales, selling, general and administrative expenses increased to 46.04% for the fiscal year ended March 31, 2001 from 35.92% in the corresponding period in 2000.

     Interest Income (Expense), Net. Interest expense, net of interest income, decreased $169,243 to $138,529 for the fiscal year ended March 31, 2001, from $307,772 for the fiscal year ended March 31, 2000. The decrease in net interest expense is primarily attributable to lower interest expense due to decreased balances outstanding due to continued principal payments as applied to outstanding obligations in addition to increased interest income earned on the initial public offering funds.


     Income Taxes.   At March 31, 2001, the Company had neither amounts recorded for a current or a deferred income tax liability, nor any income tax expense recorded for the fiscal year ended March 31, 2001, due to available operating loss carryforwards.

     Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation as of and for the year ended March 31, 2001. Management also believes that its business is not seasonal, however significant promotional activities can have a direct impact on sales volume in any given quarter.


     Financial Condition, Liquidity and Capital Resources

     The Company has financed its operations through available borrowings under its credit line facilities, loans from within the Company, cash provided from operations and cash provided from the proceeds received from the initial public offering effective November 7, 2000. The Company had working capital of approximately $4,791,545 at March 31, 2001, inclusive of current portion of long-term obligations and credit facilities, as compared to a working capital deficit of approximately $657,000 at March 31, 2000. Management addressed this working capital deficiency through an initial public offering of the Company's securities.

     Net cash used in operating activities was $651,609 for the fiscal year ended March 31, 2001, as compared to net cash used in operating activities of $808,489 for the fiscal year ended March 31, 2000. Cash used was primarily attributable to an increase in inventory of $311,634, an increase in accounts receivable of $252,088, an increase in prepaid and other current assets of $118,039, an increase in other assets of $28,875 all of which is partially offset by, an increase in accrued expenses of $203,647, and an increase in due to/from affiliates $131,006, and an increase in accounts payable of $9,935.

     Net cash used in investing activities was $1,154,359, representing $647,605 purchases of plant equipment and two plant locations' leasehold modifications, the $650,000 investment in restricted certificates of deposits and the $221,789 purchase of intangible assets all of which is partially offset by $252,035 collected on notes receivables and $113,000 proceeds on the sale of plant equipment.

     Net cash provided by financing activities was approximately $5,112,672, primarily attributable to the successful completion of the initial public offering thus representing a source of $6,655,705, proceeds from the issuance of long-term obligations of $378,869, proceeds from the issuance of related party obligations of $148,183, proceeds received from capital contributions of $60,000 all of which is partially offset by net repayments in credit lines payable of $701,495, payments on long-term obligations of approximately $333,722, payments on amounts due to Dynamic of $667,174, payments made on related party obligations $124,953, payments of preferred stock dividends of $225,000 and payments of registration expenses of $103,859.

     Management believes that cash expected to be generated from operations, current cash reserves, and existing financial arrangements will be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. The Company's future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities, expected results from recent procedural changes surrounding the acceptance of manufacturing sales orders, and possible acquisitions. In particular, we have added additional manufacturing lines and have purchased additional fully automated manufacturing equipment to meet our present and future growth. Our plans may require the leasing of additional facilities in the future to accommodate further expansion of our manufacturing, warehousing and related storage needs. If cash flows from operations, current cash reserves and available credit facilities are not sufficient, it will be necessary for the Company to seek additional financing. There can be no assurance that such financing would be available in amounts and on terms acceptable to the Company.

Item 7.    Financial Statements

     All financial information required by this Item is attached hereto beginning on Page F-1.


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                   PART III
                                   --------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Our executive officers, directors and key employees and their ages and their respective positions as of March 31, 2001 were as follows:


NAME                           AGE                       POSITION
Jugal K. Taneja                 57             Chairman of the Board and Director

Mihir K. Taneja                 26             Chief Executive Officer, Secretary and  Director

Kotha S. Sekharam, Ph.D         49             President and Director

Carol Dore-Falcone              36             Vice President and Chief Financial Officer

Bartholomew J. Lawson           52             Director

Joseph Zappala                  66             Director

George L. Stuart, Jr.           55             Director

Dr. David Dalton                52             Director


     MIHIR K. TANEJA has served as our Chief Executive Officer, Secretary and a Director since November 1999. Prior to this he served as our Vice President of Marketing since June 1998. He also served as Dynamic's Vice President of Marketing from July 1996 to November 1999. Prior to joining Dynamic, Mr. Taneja served as a market and financial analyst for Bancapital Corporation from 1994 to 1996. Mr. Taneja holds Bachelor of Arts degrees in finance and marketing from the University of Miami. Mr. Taneja is the son of Jugal K. Taneja, the Company's Chairman of the Board.

     DR. KOTHA S. SEKHARAM currently serves as our President and a Director. Prior to this, Dr. Sekharam was a founder and director of Nu-Wave Health Products, Inc., a developer and manufacturer of over-the-counter analgesic roll-ons and creams, dietary supplements and health and beauty care products. Dynamic acquired 80% of Nu-Wave in September 1995 and the additional 20% of Nu-Wave in July 1997. Dr. Sekharam served as President of Nu-Wave from June 1996 through March 1998 and Vice President of Nu-Wave from September 1995 until June 1996. From 1992 until September 1995, he served as Director of Research and Development of Energy Factors, Inc., our predecessor. He has served as President of Dynamic since June 1996 and served as our President since June 1998. Presently, he continues to serve as our President and as President of Dynamic. Dr. Sekharam holds a Ph.D. in food sciences from Central Food Technological Research Institute, Mysore, India, a United Nations university center and has over 15 years of experience in the food and health industry.

     CAROL DORE-FALCONE has served as our Vice President and Chief Financial Officer since August 1999. She has also served as Vice President and Chief Financial Officer of Dynamic since August 1999 until November 7, 2000. Prior to joining us, Ms. Dore-Falcone was employed as an audit manager with Deloitte & Touche, Certified Public Accountants, where she had served in various capacities since January 1990. Ms. Dore-Falcone is a certified public accountant and holds an M.B.A. from the University of Tampa.

     JUGAL K. TANEJA has served as our Chairman of the Board since June 1998. Until June 1998, he also served as Chief Executive Officer for Dynamic. From November 1991 until December 1998, he also served as the Chairman of the Board and Chief Executive Officer of NuMed Home Health Care, Inc., a provider of home health care services and contract staffing of health care employees. From June 1993 until March 1998, he was also the Chief Executive Officer of National Diagnostics, Inc., a provider of medical diagnostic services. NuMed Home Health Care, Inc and National Diagnostics, Inc., are publicly traded companies. Since April 1996, Mr. Taneja is also a Director of DrugMax, Inc., a public company operating as an online business to business wholesaler and retailer of pharmaceuticals, over-the-counter drugs, health and beauty care products and private label dietary supplements. Mr. Taneja is also a director of Eonnet Media,Inc., a public company. Although he devotes substantial time to our operations and business, Mr. Taneja does not devote his full time to our business. Mr. Taneja is the father of Mihir K. Taneja, our chief executive officer.

     JOSEPH ZAPPALA has served as a Director since December 1, 2000. Since January 1995, Mr. Zappala has served as Chairman and a member of the board of managers of CarePlus, LLC, a growing Medicaid and Child Health Plus health maintenance organization. Since July 2000, Mr. Zappala also serves as a Director of DrugMax.com, Inc. Since January 2000, he has served on the Board of Directors of Amedore Homes, Inc., a homebuilding company located in the Capitol Region of New York. Mr. Zappala was on the Boards of Directors of the International Thoroughbreds Association from June 1997 to January 1999 and Miami Subs, Inc. from June 1995 to July 1999. Mr. Zappala was appointed by United States President George Bush and served as the United States Ambassador to Spain from 1989 to 1992. Mr. Zappala has been a Florida-based business executive for over 35 years with experience in various industries, including healthcare, banking, real estate and manufacturing.

     BARTHOLOMEW J. LAWSON has served as a Director since December 1, 2000. Since June 1997, Mr. Lawson has served as President and Executive Director of the Greater New York Health Care Facilities Association, a not-for-profit trade association, representing over 150 skilled nursing and long-term care facilities, as well as ancillary health care providers, and managed care organizations. Since June 1997, Mr. Lawson has also served as Chairman of the Board of the Local 144-Greater New York Nursing Home Industry Welfare, Pension, Skill and Productivity Funds, which represents over $500 million of employee benefit revenues, which has an annual operating budget of $55 million. Since January 1995, Mr. Lawson served as a member of the board of managers of CarePlus, LLC, a growing Medicaid and Child Health Plus health maintenance organization. Mr. Lawson is considered one of the foremost experts on long-term care in the United States. His knowledge of health care economics has led to consulting engagements with city, county, state, and federal legislators, health care delivery systems and executives. During 1994 and 1995, Mr. Lawson chaired the health transition teams for both New York State Governor Pataki and New York City Mayor Giuliani. In August 1998, Mr. Lawson was appointed by the Minority Leader of the New York State Assembly to the New York State Managed Care Advisory Committee.

     DR. DAVID DALTON has served as a Director since December 1, 2000. Dr. Dalton is a founder of and has, since October 1996, been President and Chief Executive Officer of Health Resources, Inc., a pharmacy benefit management company. Prior to that, Dr. Dalton held several executive positions with Rite Aid Corporation, including Executive Vice President from 1971 to 1989. In 1989, Dr. Dalton's management team completed a leveraged buyout of People Drug Stores, Inc. (Western Division), where he served as Senior Vice President, Pharmacy Operations, until October 1998. From 1990 until 1996, he served as President and chief executive officer for Medical Services Agency, Inc., known as MEDNET. Dr. Dalton has served on the Boards of Directors of Blue Shield of Pennsylvania from 1980 to 1996, National Association of Chain Drug Stores from 1989 to 1992, National Council of Prescription Drug Programs from 1985 to 1995, and the National Health Association from 1985 to present. He is a visiting professor at several Schools of Pharmacy throughout the United States, receiving both national and local honors inclusive of recognition by several United States Presidents and the United States Senate. Dr. Dalton holds a B.S. degree in Pharmacy from West Virginia University and a D.Ph., Maryland registration.

     GEORGE L. STUART, JR. has served as a Director since March 2000. Mr. Stuart is the President of George Stuart & Associates, a management consulting firm. In addition, Mr. Stuart was the Chief Executive Officer of DoctorSurf.com, Inc. from December 1, 1999 to July 2000. From July 1997 to December 1999, Mr. Stuart was Vice President and a Director of Leapfrog Smart Products, Inc., a high-technology smart card development company in Orlando, Florida. From January 1995 to July 1997, Mr. Stuart was a partner in Stuart/Cloud Enterprises, Ltd. A government relations business development and organizational consulting firm in Tallahassee, Florida. Mr. Stuart was a Florida State Senator from 1978 through 1990. From January 1991 to January 1995, Mr. Stuart served as the Secretary and Chief Executive Officer of the State of Florida's Department of Business and Professional Regulation. Mr. Stuart holds a B.A. degree in Economics from the University of Florida and an M.B.A. from Harvard University's Graduate School of Business.

Compensation of Directors

     We reimburse each of our directors for reasonable expenses incurred in attending meetings of our Board of Directors. Each non-employee director receives compensation in the form a fee of $500 for each meeting attended by such director, but not less than $2,000 per year if they attend at least three meetings during the year. Non-employee directors who serve on board committees will be paid a fee of $100 for each committee meeting attended by such director. Each non-employee director will receive options to purchase 4,000 shares of common stock for each full remaining year of the director's term.

Committees of the Board of Directors

     The Board of Directors have formed the following committees with each of its respective members listed: audit committee consists of Bartholomew Lawson and George Stuart, Jr., the executive committee consists of Jugal K. Taneja and Joseph Zappala and the compensation committee consists of Dr. David Dalton, George Stuart, Jr. and Joseph Zappala.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2001, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 on a timely basis during fiscal year 2001.

Item 10.  Executive Compensation

     The following table sets forth certain summary information with respect to the compensation paid to the Company's Chief Executive Officer, President and Chief Financial Officer for services rendered in all capacities to the Company for the fiscal period ended March 31, 2001. Other than as listed below, the Company had no executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year:

                                                   SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------
                        Annual Compensation                                      Long-Term Compensation
                        -------------------                          -----------------------------------------------
                                                                              Awards                 Payouts
--------------------------------------------------------------------------------------------------------------------
     Name and         Year    Salary ($)   Bonus ($)       Other      Restricted   Securities     LTIP        All
    Principal                    (1)                      Annual         Stock     Underlying    Payouts     Other
    Position                                           Compensation      Award      Options /      ($)       Compen
                                                           ($)                      SARs (#)                -sation
                                                                                      (2)                     ($)
--------------------------------------------------------------------------------------------------------------------
Mihir K. Taneja,      2001      110,757        -            -             -         50,000         -          -
Chief Executive     ------------------------------------------------------------------------------------------------
Officer               2000       60,000        -            -             -            -           -          -
                    ------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Kotha S.              2001      98,984         -            -             -         50,000         -          -
Sekharam, Ph.D.,    ------------------------------------------------------------------------------------------------
President             2000      90,000         -            -             -            -           -          -
                    ------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Carol                 2001      108,591        -            -             -         50,000         -          -
Dore-Falcone,       ------------------------------------------------------------------------------------------------
Vice President        2000      90,000         -            -             -            -           -          -
and Chief           ------------------------------------------------------------------------------------------------
Financial Officer
--------------------------------------------------------------------------------------------------------------------

----------
 (1) April 1, 1999 through August 30, 2000, these salaries were paid directly by our then parent company, Dynamic Health Products, the salary expense was allocated to us and we reimbursed Dynamic through the payment of monthly management fees.

 (2) On December 1, 2000, each of the officers were granted 50,000 common stock options by action of the Board of Directors. The options vest prorata over a three year period beginning December 1, 2001. The exercise price of the options is $2.00 as based on the closing price of the Company's stock on the NASDAQ SmallCap Market on November 30, 2000.

Employment Arrangements

          The Company has entered into three-year employment agreements commencing June 2000 with Mihir K. Taneja, Chief Executive Officer, Kotha S. Sekharam, President, and Carol Dore-Falcone, Vice President and Chief Financial Officer, at annual salaries of $150,000, $90,000 and $110,000, plus benefits, respectively. Effective February 1, 2001, the Company has entered into an annually renewable consulting agreement with the Chairman of the Board, Jugal K. Taneja, in the amount of $100,000.

          Officers and employees are permitted to participate in our benefits and employee benefit plans that may be in effect from time to time, to the extent eligible, and each employee is entitled to receive an annual bonus as determined in the sole discretion of our Board of Directors based on the Board's evaluation of the officer's or employee's performance as well as the Company's financial performance.


Employee and Non-Employee Stock Option Plans


     1999 Employee Stock Option Plan

     On September 30, 1999, our Board of Directors and our sole stockholder at that time adopted our 1999 Stock Option Plan. The 1999 plan will enable us to attract and retain top-quality employees, officers, directors and consultants and to provide such employees, officers, directors and consultants with an incentive to enhance stockholder return. The 1999 plan will allow the grant of options to purchase a maximum aggregate of 700,000 shares of common stock to our officers, directors, or other key employees and consultants.

     The Board of Directors or a committee of the Board may administer the 1999 plan, and has complete discretion to select the optionees and terms and conditions of each option, subject to the provisions of the 1999 plan. Options granted under the 1999 plan may be "incentive stock options" as defined in
Section 411 of the Internal Revenue Code of 1986 or so-called nonqualified options.

     The exercise price of incentive stock options may not be less than 100% of the fair market value of the common stock as of the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the total combined voting power of all classes of capital stock of the company). The Internal Revenue Code currently limits to $100,000 the aggregate value of common stock that may be acquired in any one year pursuant to incentive stock options under the 1999 plan or any other option plan adopted by a company.

     Nonqualified options may be granted under the 1999 plan at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. Nonqualified options also may be granted without regard to any restriction on the amount of common stock that may be acquired pursuant to such options in any one year.

     Subject to the limitations contained in the 1999 plan, options become exercisable at such times and in such installments (but not less than 20% per year) as the Committee shall provide in the terms of each individual stock option agreement. The Committee must also provide in the terms of each stock option agreement when the option expires and becomes unexercisable, and may also provide the option expires immediately upon termination of employment for any reason. No option held by directors, executive officers or other persons subject to Section 16 of the Securities Exchange Act of 1934 may be exercised during the first six months after such option is granted.

     Unless otherwise provided in the applicable stock option agreement, upon termination of employment of an optionee, all options that were then exercisable would terminate three months (twelve months in the case of termination by reason of death or disability) following termination of employment. Any options which were not fully vested and exercisable on the date of such termination would immediately be cancelled concurrently with the termination of employment.

     Options granted under the 1999 plan may not be exercised more than ten years after the grant (five years after the grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of capital stock of the company). Options granted under the 1999 plan are not transferable and may be exercised only by the respective grantees during their lifetime or by their heirs, executors or administrators in the event of death. Under the 1999 plan, shares subject to cancelled or terminated options are reserved for subsequently granted options. The number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends. The 1999 plan is effective for ten years, unless sooner terminated or suspended.

     On December 1, 2000, the board of directors approved the granting of 250,000 options to be allocated amongst the Company's employees of record as of that date. The exercise price of the options is $2.00 as based on the closing price of the Company's stock on the NASDAQ SmallCap Market on November 30, 2000. Each of the employees of record were to receive the options based on their years of service and their salary.

The following represents the employees' common stock options outstanding as of March 31, 2001:

     December 1, 2000 ...................................  250,000
     Exercised ..........................................        0
     Forfeited ..........................................   (7,000)
                                                           -------
     Option balance outstanding, March 31, 2001 .........  243,000
                                                           =======

Forfeited options represent options granted to one or more employees of record whose employment is terminated, voluntarily or involuntarily, and based on their termination date, such options were considered nonvested.

     On December 1, 2000, the board of directors approved the granting a total of 200,000 options, or 50,000 options each, to be allocated to each of the Company's officers of record as of that date. The exercise price of the options granted on December 1, 2000 was $2.00 per share based on the closing price on the NASDAQ on November 30, 2000. Each of the officers' of record were to receive the options based on their years of service and their salary. The following represents the officers' common stock options outstanding as of March 31, 2001:


     December 1, 2000 ...................................  200,000
     Exercised ..........................................        0
     Forfeited ..........................................  (50,000)
                                                           -------
     Balance outstanding, March 31, 2001 ................  150,000
                                                           =======
Forfeited options represent options granted to one or more officers of record whose employment is terminated, voluntarily or involuntarily, and based on their termination date, such options were considered nonvested.


     1999 Non-Employee Stock Option Plan

     On September 30, 1999, our Board of Directors and sole stockholder adopted our 1999 non-employee stock option plan. The 1999 non-employee plan enables us to attract and retain top-quality directors and consultants and to provide such directors and consultants with an incentive to enhance stockholder return. The 1999 non-employee plan allows the grant of options to purchase a maximum aggregate of 100,000 shares of common stock to non-employee directors.

     The Board of Directors or a committee of the Board may administer the 1999 non-employee plan, and has complete discretion to select the optionees and terms and conditions of each option, subject to the provisions of the 1999 non-employee plan. Options granted under the

1999 non-employee plan will not be "incentive stock options" as defined in
Section 411 of the Internal Revenue Code of 1986, they will be so-called nonqualified options.

     Nonqualified options may be granted under the 1999 non-employee plan at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. Nonqualified options also may be granted without regard to any restriction on the amount of common stock that may be acquired pursuant to such options in any one year.

     Subject to the limitations contained in the 1999 non-employee plan, options become exercisable at such times and in such installments as the Committee shall provide in the terms of each individual stock option agreement. The Committee must also provide in the terms of each stock option agreement when the option expires and becomes unexercisable, and may also provide the option expires immediately upon termination of services for us or for any other reason. No option held by persons subject to Section 16 of the Securities Exchange Act of 1934 may be exercised during the first six months after such option is granted.

     Unless otherwise provided in the applicable stock option agreement, upon termination of engagement of an optionee, all options that were then exercisable would terminate three months (twelve months in the case of termination by reason of death or disability) following termination of services. Any options which were not fully vested and exercisable on the date of such termination would immediately be cancelled concurrently with the termination.

     Options granted under the 1999 non-employee plan may not be exercised more than ten years after the grant. Options granted under the 1999 non-employee plan are not transferable and may be exercised only by the respective grantees during their lifetime or by their heirs, executors or administrators in the event of death. Under the 1999 non-employee plan, shares subject to cancelled or terminated options are reserved for subsequently granted options. The number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends. The 1999 non-employee plan is effective for ten years, unless sooner terminated or suspended. We will not grant any options under the 1999 non-employee plan until the plan is appropriately registered pursuant to Florida Statutes or an exemption therefrom is available.

     On December 1, 2000, the Chairman of the Board approved the granting of a total of 16,000, or 4,000 options to each non-employee director, options to be allocated to each of the Company's nonemployee directors of record as of that date. The exercise price of the options is $2.00 as based on the closing price of the Company's stock on the NASDAQ SmallCap Market on November 30, 2000. The following represents the nonemployee common stock options outstanding as of March 31, 2001:

     December 1, 2000 ..................................  16,000
     Exercised .........................................       0
     Forfeited .........................................      (0)
                                                          ------
     Balance outstanding, March 31, 2001................  16,000
                                                          ======

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of March 31, 2001, certain information concerning beneficial ownership of shares of Common Stock with respect to (i) each person known to the Company to own 5% or more of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the executive officers of the Company, and (iv) all directors and officers of the Company as a group:


TITLE OF CLASS      NAME AND ADDRESS OF         AMOUNT AND
--------------      BENEFICIAL OWNER(1)         NATURE OF        APPROXIMATE
                    -------------------        BENEFICIAL          PERCENT
                                              OWNERSHIP (2)      OF CLASS (%)
                                              -------------------------------

Common              Jugal K. Taneja             1,517,012            21.6%

Common              Mihir K. Taneja               307,420             4.4

Common              Kotha S. Sekharam, PhD        116,374             1.7

Common              Carol Dore-Falcone             15,000               -

Common              Joseph Zappala              2,135,000            30.4

Common              Bartholomew Lawson            250,000             3.6

Common              Dr. David Dalton                    -               -

Common              George Stuart, Jr.                  -               -

Common              Carnegie Capital              529,579             7.5

Common              The Zappala Family Trust      500,000             7.1

Common              Daniel Kinsey                 367,500             5.2

Common              All officers and directors  3,840,806            54.7
                      As a group


(1) Except as noted above, the address for the above identified officers and directors of the Company is c/o Go2Pharmacy, Inc., 6950 Bryan Dairy Road, Largo, Florida 33777.

(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them. Percentages are based upon the assumption that each shareholder has exercised all of the currently exercisable options he or she owns which are currently exercisable or exercisable within 60 days and that no other shareholder has exercised any options he or she owns.

(3) The following factors have been taken into consideration in calculating the amount and nature of beneficial ownership in Go2Pharmacy:

       . Dr. Kotha Sekharam's beneficially owned shares include approximately 7,903 shares beneficially owned by Madhavi Sekharam, Dr. Sekharam's wife, as to which Dr. Sekharam exercises no investment or voting power and disclaims beneficial ownership.

       . Jugal K. Taneja's beneficially owned shares include approximately 326,551 shares beneficially owned by his wife Manju Taneja. Mr. Taneja exercises no investment or voting power over any of the shares owned by his wife, and disclaims beneficial ownership of those shares.

       . Jugal K. Taneja's beneficially owned shares also include 529,579 shares beneficially owned by Carnegie Capital, Ltd., 340,016 shares beneficially owned by Bryan Capital Limited Partnership and approximately 55,323 shares beneficially owned by First Delhi Trust. Mr. Taneja is the general partner of both Carnegie Capital, Ltd. and First Delhi Trust, and holds sole voting and investment power over these shares. Bryan Captial Limited Partnership is indirectly owned by Dynamic Health Products, Inc., an affiliate, and who Jugal K. Taneja is the Chairman and CEO.

       . Joseph Zappala's beneficially owned shares include 500,000 shares beneficially owned by The Zappala Family LLC and 260,000 shares beneficially owned by Post Equities LLC. Mr. Zappala holds sole voting and investment power over the shares beneficially owned by The Zappala Family LLC and Post Equities LLC. Mr. Zappala's wife owns 71% of Post Equities LLC.

Item 12.  Certain Relationships and Related Transactions

       The Company has entered into transactions and business relationships with certain of our officers, directors and principal stockholders or their affiliates. We believe that all of the transactions were on terms no less favorable than we could have obtained from independent third parties. We did not have any "disinterested" directors at the time such transactions were approved. Any future transactions between us and our officers, directors or affiliates will be subject to approval by a majority of disinterested and independent directors or stockholders in accordance with Florida law and will be on terms no less favorable to us then could be obtained from independent third parties. Such directors will be given access to independent legal counsel at our expense. We do currently, and will continue in the future, to maintain at least two "disinterested" directors.

     In November 1999, we entered into exclusive manufacturing agreements with DrugMax, Inc. and JavaSports.com, Inc. whereby we agreed to manufacture all products which DrugMax and JavaSports.com require and which we are capable of manufacturing. We believe that the prices we charge this company are competitive and at no less favorable terms than those with non-affiliated third parties. Jugal K. Taneja, our Chairman, is a director of DrugMax and Chairman of Java Sports.com.

     Effective with the close of our offering on November 7, 2000, we acquired all of the issued and outstanding stock of Go2Pharmacy.com, Inc., the Delaware corporation, for a total of 3,000,000 shares of our common stock. Of such 3,000,000 shares, 1,375,000 shares were issued to Joseph Zappala, 500,000 shares were issued to The Zappala Family LLC (Mr. Zappala is not a beneficiary of the LLC but exercises voting rights over the shares of common stock which it will own), and 260,000 shares were issued to Post Equities LLC (in which Mr. Zappala's wife owns approximately 71% of the equity interests).

     In exchange for the 3,000,000 shares of our stock, we acquired all of the outstanding shares of Go2Pharmacy.com, Inc.'s capital stock and will assume all of its assets, including $250,000 in cash and liabilities. These assets principally consist of the URLs "Go2Pharmacy.com" and "Go2Pharmacy.net," and its agreements with CarePlus, a New York based health maintenance organization, and The Greater New York Health Care Facilities Association. In addition, we entered into a consulting agreement between Go2Pharmacy, Inc. and Joseph Zappala, dated as of June 27, 2000.

     It was intended that the distribution of our common stock to the limited number of stockholders of Go2Pharmacy.com, Inc., the Delaware corporation, would be an exempt transaction under Section 4(2) of the Securities Act of 1933. Each of the stockholders of Go2Pharmacy.com, Inc., the Delaware corporation, is an accredited investor under federal securities law. The merger agreement was executed on June 26, 2000, and the actual exchange of stock to effect the merger occurred by operation of the merger agreement without further action on the part of the stockholders of either company.

     In June 2000, we entered into a consulting agreement with Joseph Zappala, who became a director December 1, 2000. Mr. Zappala provides advice and assistance in connection with the transition of operations following our acquisition of the business operations of Go2Pharmacy.com, Inc. Delaware, with respect to the operations of our ongoing business, and general business advice regarding the healthcare industry. The agreement shall have a term of five years during which Mr. Zappala shall be paid an aggregate of $250,000 solely from one-seventh of our positive cash flow (our net income (loss), adjusted for amortization, depreciation and other non-cash charges).

     In February 1999, we established a $2,000,000 credit facility to provide additional working capital to support our continued growth. The note with respect to a portion of this debt was secured by all of our assets, all of Dynamic's assets and by personal guarantee from our Chairman of the Board. This credit facility was replaced during March 2001 with an annually-renewable $650,000 credit facility in addition to a $550,000 five-year term loan. The credit facility and term loan is not personally guaranteed by the Company's Chairman.

     In August and September 1999, we borrowed $86,500 from our Chairman of the Board which was repaid in December 1999, with interest at the rate of 10% per annum.

     In September 1999, we transferred our land and building in Largo, Florida to Dynamic Health Products, our then parent company, at net book value, which we believe approximated fair market value on the date of transfer, based upon a recent independent appraisal of the property. In conjunction with the transfer, Dynamic satisfied all of our outstanding mortgages on the premises. In addition, approximately $598,000 of our obligation to Dynamic was extinguished (which included existing mortgages payable to Dynamic), which represented the difference between net book value and amounts outstanding under existing mortgages to third parties. At the time of the transfer, we agreed to lease the facility in Largo, Florida, from Dynamic, pursuant to a ten year triple-net lease that expires on September 30, 2009. We have an option to renew the lease at the end of the ten year term. The rental under the lease is $16,000 per month subject to annual inflationary adjustments. For the fiscal years ended March 31, 2000 and 2001, the Company has paid Dynamic rents of $112,000 and $192,000, respectively.

     In September 1999, $1.5 million of our obligation to Dynamic was converted to 150,000 shares of our series A preferred stock. During December 2000, Dynamic Health Products transferred these preferred shares to BJ Capital, Ltd, an affiliate of the Company and of Dynamic. The 10 % accrued dividend of $225,000 due March 31, 2001 was paid to Dynamic Health Products, Inc. and, in accordance with their executed transfer agreement, Dynamic forwarded to BJ Capital Ltd. the proper and apportioned dividend as due from the date of transfer through March 31, 2001. The dividends were cumulative since issuance of the preferred stock during September 1999 but not payable until the earlier of the successful completion of the Company's initial public offering of common stock or December 31, 2000. Currently, the original terms surrounding the quarterly dividend payment of $37,500 will remain unchanged until the preferred shares are redeemed. Dividends earned subsequent to March 31, 2001 are due and payable beginning with the quarter ended June 30, 2001 and then each quarter thereafter.

     In May 2000, we borrowed $10,000 from 21st Century Healthcare Fund, LLC, an affiliate of our Chairman of the Board. This loan was to be repaid within 60 days and subsequently was repaid in July 2000 without interest.

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

     In June 2000, Go2 established a $100,000 revolving line of credit with Joseph Zappala, a

Director of DrugMax, Inc., an affiliate of the Company and the President of Go2Pharmacy.com, Inc., a Delaware corporation, to provide a source of funding for cash requirements directly related to Go2's registration statement. The note bears interest at 10% per annum. Principal and interest on the note is due and payable in full upon the successful completion of an initial public offering of Go2's common stock. The Company's public offering was completed during November 2000 and in accordance with this revolving line of credit agreement, the outstanding balance that was due as included in obligations to related parties was $65,000. In accordance with the merger agreement (the "Agreement") between Go2Pharmacy, Inc. (a Florida corporation) and Go2Pharmacy.com, Inc. (a Delaware corporation) simultaneous with the merger, Joseph Zappala and the other shareholders of GO2 Delaware were to receive 3,000,000 shares of the Company's common stock with his capital contribution of $250,000 cash. Mr. Zappala, the individual, personally incurred $125,000 in expenses directly related to the initial public offering in addition to the $65,000 mentioned directly above for a total amount due to Mr. Zappala of $190,000. The $190,000 was offset against the $250,000 due as a part of the Agreement with the net amount, $60,000, being established as an account receivable due from Mr. Zappala. Prior to December 31, 2000, Mr. Zappala paid the Company the $60,000 in full.

     Amounts due to affiliates, amounts due to Dynamic and amounts due from affiliates represent balances owed by or amounts owed to the Company for sales occurring in the normal course of business. Amounts due to and amounts due from these affiliates are in the nature of trade payables or receivables and fluctuate based on sales volume and payments received. As of March 31 2001, the amount due from affiliates was $764; the entire amount due to affiliates, or $74,404, was from trade accounts payable incurred in the normal course of business with DrugMax, an affiliate of the Company. The amounts repaid during November 2000 as included in due to Herbal Health, an affiliates and a subsidiary of Dynamic Health Products, Inc., was approximately $253,000, Amounts paid during November 2000 that were due to Dynamic were approximately $1,059,000. Amounts received that were due from Dynamic Life USA, an affiliate and a subsidiary of Dynamic Health Products, Inc., that were repaid during November 2000 was approximately $314,000. During March 2001, approximately $170,000 was received to satisfy outstanding accounts receivables incurred in the normal course of business with Dynamic Life Korea, a subsidiary of Dynamic Health Products, Inc.

     The $23,625,000 marketing expense presented in the statement of operations for the fiscal year ended March 31, 2001, is a nonrecurring charge as a consequence of the issuance of 3,000,000 shares of common stock as related to the merger of Go2Pharmacy.com, Inc., a Delaware corporation ("Go2Delaware") and Go2Pharmacy, Inc, a Florida corporation. Other than the $250,000 capital contribution from Mr. Zappala, the individual, Go2Delaware had no assets with any assignable value thus creating no goodwill. Based on this fact, the 3,000,000 common shares issued at the $7.875 initial public offering price yielding the $23,625,000 was accounted for as a marketing expense during November 2000.

     During March 2001, Dynamic Health Products, Inc. distributed their 3,000,000 shares of Go2Pharmacy common stock via a prorata distribution to Dynamic shareholders and optionholders of record. As a part of our initial public offering to satisfy the requirements of several state securities regulators, Dynamic and all of our promoters and current 5% shareholders have agreed that they will not for a period of two years after November 7, 2000, the effective date of our initial public offering, offer, pledge, sell, contract a sale, grant any option for the sale of, or otherwise dispose of, directly or indirectly, shares of common stock held by them or any security or other instrument by which its terms is convertible into, exercisable for, or exchangeable for shares of common stock. Therefore, these such restrictions are currently in place until November 7, 2002.

Item 13.  Exhibits, List and Reports on Form 8-K

     The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this report.

Exhibits

     The following Exhibits are filed as part of this Report:

Exhibit
Number              Description
------              -----------

1.1       Form of Underwriting Agreement **

2.1 Agreement and Plan of Reorganization dated June 12, 1998, effective June 15, 1998, by and among Nu-Wave Health Products, Inc., Nu-Wave Acquisition, Inc., Energy Factors, Inc., U.S. Diversified Technologies, Inc., Paul Santostasi, Chris Starkey, and Marvin Deutsch. **

3.1       Articles of Incorporation of Energy Factors, Inc., filed September 3,
          1985.**

3.2       By-Laws of Energy Factors, Inc.**

3.3 Articles of Incorporation of Nu-Wave Acquisition, Inc., dated June 11, 1998 and filed June 12, 1998. **

3.4       Articles of Amendment to Articles Innovative changing name.**

4.1       Specimen Stock Certificate of the Company **

4.2       Form of Underwriters' Warrant **

4.3       Form of Consulting Agreement with Underwriter **

5.1       Opinion of Sichenzia, Ross & Friedman, LLP**

10.1 Promissory note in favor of Nu-Wave Health Products, Inc. from Energy Factors, Inc., dated May 13, 1998.**

10.2      Form of 1999 Stock Option Plan **

10.3      Innovative Health Products, Inc. 1999 Stock Option Plan.**

10.4      Form of Employment Agreement with Kotha S. Sekharam, Ph.D. **

10.5      Form of Employment Agreement with Mihir K. Taneja  **

10.6      Form of Employment Agreement with Carol Dore-Falcone **

10.7      Lease of Company's facility at 6950 Bryan Dairy Road, Largo, Florida
          33777 **

10.8 Acquisition Agreement between Go2Pharmacy.com, Inc. (Florida) and Go2Pharmacy.com, Inc. (Delaware) **

10.9 Agreement between Go2Pharmacy.com, Inc. (Delaware) and CarePlus dated as of March 23, 2000.**

10.10 Agreement between Go2Pharmacy.com, Inc. (Delaware) and the Greater New York Health Care Association dated June 27, 2000. **

10.11     Consulting Agreement between Go2Pharmacy.com, Inc.and Joseph Zappala
          **

10.12 Promissory Note between Go2Pharmacy, Inc. and First dated March 8, 2001 in the amount of $551,512 Community Bank of America

10.13 Revolving Line of Credit Promissory Note between Go2Pharmacy, Inc. and First Community Bank of America dated March 8, 2001 in the amount of $650,000

21.1      Go2Pharmacy, Inc. - List of Subsidiaries.

23.1      Consent of Brimmer, Burek & Keelan, LLP

               ** Previously filed

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GO2PHARMACY, INC.

     Dated: June 27, 2001               /s/ Mihir K. Taneja
                                        ----------------------------------------
                                        Mihir K. Taneja,
                                        Chief Executive Officer,
                                        Secretary and Director

                                        /s/ Kotha S. Sekharam, Ph.D.
                                        ----------------------------
                                        Kotha S. Sekharam
                                        President and Director

                                        /s/ Carol Dore-Falcone
                                        ----------------------------------------
                                        Carol Dore-Falcone
                                        Vice President and Chief Financial
                                        Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities as on June 27, 2001.

                                        /s/ Jugal K. Taneja
                                        -------------------
                                        Jugal K. Taneja
                                        Chairman of the Board of Directors

                                        /s/ Bartholomew J. Lawson
                                        -------------------------
                                        Bartholomew J. Lawson
                                        Director

                                        /s/ Joseph Zappala
                                        ---------------------------------
                                        Joseph Zappala
                                        Director

                                        /s/ George L. Stuart, Jr.
                                        -------------------------
                                        George L. Stuart, Jr.
                                        Director

                                        /s/ Dr. David Dalton
                                        --------------------
                                        Dr. David Dalton
                                        Director

                               GO2PHARMACY, INC.
                               AND SUBSIDIARIES
                             FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2000

                                   CONTENTS
                                   --------

INDEPENDENT AUDITORS' REPORT                                             F-1

FINANCIAL STATEMENTS
  CONSOLIDATED BALANCE SHEETS                                      F-2 - F-3

  CONSOLIDATED STATEMENTS OF OPERATIONS                                  F-4

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)              F-5

  CONSOLIDATED STATEMENTS OF CASH FLOWS                             F-6 -F-7

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      F-8 - F-24

     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     Board of Directors
     Go2Pharmacy, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Go2Pharmacy, Inc. and Subsidiaries as of March 31, 2001 and 2000 and the related consolidated statement of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Go2Pharmacy, Inc. and Subsidiaries as of March 31, 2001 and 2000 and the consolidated results of operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

                                             /s/ BRIMMER, BUREK & KEELAN LLP



                                             Certified Public Accountants

     Tampa, Florida
     May 30, 2001

                      GO2PHARMACY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                              MARCH 31,        MARCH 31,
                                                                2000             2001
                                                           -------------------------------
                                  ASSETS

Current assets:
  Cash and cash equivalents                                $        -           $3,280,585
  Certificate of deposit, restricted                                -              650,000
  Accounts receivable, net                                    727,831              798,175
  Inventories                                               1,488,103            1,799,737
  Prepaid registration expenses                               252,356                    -
  Prepaid expenses and other current assets                    16,347              478,803
  Due from affiliates                                         311,648                  764
                                                           -------------------------------

    Total current assets                                    2,796,285            7,008,064


Property, leaseholds and equipment, net                     1,067,815            1,053,052


Intangible assets, net                                        857,917            1,206,255


Other assets                                                  144,351              160,340
                                                           -------------------------------

    Total assets                                           $4,866,368           $9,427,711
                                                           ===============================

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Accounts payable                                                   $    860,876          $     870,811
 Current portion of long-term obligations                                238,353                388,941
 Credit lines payable                                                  1,349,284                647,789
 Accrued expenses                                                        136,105                361,753
 Obligations to related parties                                           25,000                 23,230
 Obligations to affiliates                                               176,877                 74,404
 Obligations to Dynamic                                                  667,323                    149
                                                                   ------------------------------------

   Total current liabilities                                           3,453,818              2,367,077

Long-term obligations, less current portion                              509,362                624,419
                                                                   ------------------------------------

   Total liabilities                                                   3,963,180              2,991,496

Preferred stock, no par value,
 6,000,000 shares authorized, 150,000
 issued and outstanding, at face value                                 1,500,000              1,500,000

Commitments and contingencies                                                  -                      -

Shareholders' equity (deficit):
Preferred stock, no par value,
 5,850,000 shares authorized, no
 shares issued and outstanding                                                 -                      -
Common stock, $.01 par value;
 24,000,000 shares authorized;
 3,000,000 and 7,025,000 shares issued and outstanding                    30,000                 70,250
 Additional paid-in capital                                                    -             29,944,240
 Retained earnings                                                      (626,812)           (25,078,275)
                                                                   ------------------------------------

Total shareholders' equity (deficit)                                    (596,812)             4,936,215
                                                                   ------------------------------------

Total liabilities and shareholder's equity (deficit)                $  4,866,368          $   9,427,711
                                                                   ====================================

 See accompanying notes to consolidated financial statements.

                      GO2PHARMACY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             YEAR ENDED MARCH 31,
                                                               ------------------------------------------------
                                                                     2000                           2001
                                                               ------------------            ------------------

Revenue
 PBM                                                           $               -             $         215,854
 Distribution                                                                  -                       707,833
 Manufacturing                                                         5,237,560                     3,693,844
 Manufacturing-affiliates                                                594,336                       925,241
                                                               -----------------             -----------------
Total revenue                                                          5,831,896                     5,542,772

Cost of goods sold
 PBM                                                                           -                       171,937
 Distribution                                                                  -                       412,318
 Manufacturing                                                         3,392,605                     2,452,549
 Manufacturing-affiliates                                                416,035                       647,669
                                                               -----------------             -----------------
Total cost of goods sold                                               3,808,640                     3,684,473

Gross profit
 PBM                                                                           -                        43,917
 Distribution                                                                  -                       295,515
 Manufacturing                                                         1,844,955                     1,241,295
 Manufacturing-affiliates                                                178,301                       277,572
                                                               -----------------             -----------------
 Total gross profit                                                    2,023,256                     1,858,299

Marketing expense                                                              -                    23,625,000

Selling, general and administrative expenses                           2,094,838                     2,556,427
                                                               -----------------             -----------------
Operating income (loss) before other
 income (expenses)                                                       (71,582)                  (24,323,128)

Other income (expenses):
 Interest income (expense), net                                         (307,772)                     (138,529)
 Other income (expense), net                                              84,798                       235,194
                                                               -----------------             -----------------
 Total other income (expense), net                                      (222,974)                       96,665
                                                               -----------------             -----------------
Income (loss) before income taxes                                       (294,556)                  (24,226,463)

Income taxes                                                                   -                             -
                                                               -----------------             -----------------
Net income (loss)                                                       (294,556)                  (24,226,463)

Preferred Stock dividends                                                      -                       225,000

Net income (loss) available to common
shareholders                                                   $        (294,556)            $     (24,451,463)

Basic and diluted income (loss) per share                      $           (0.10)            $           (5.42)
                                                               =================             =================
Basic and diluted weighted average number of
 common shares outstanding                                             3,000,000                     4,507,328
                                                               =================             =================

See accompanying notes to consolidated financial statements.

                                                GO2PHARMACY, INC. AND SUBSIDIARIES
                                            STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                                                 Additional                      Total
                                   Preferred Stock          Common Stock          Paid in      Accumulated    Shareholders'
                                Shares        Dollars   Shares         Dollars    Capital        Deficit    Equity (Deficit)
                             ------------------------------------------------------------------------------------------------
 Balances at March 31, 1999          -          -      3,000,000     $ 30,000                 $   (332,256)   $   (302,256)

 Net loss                                                                                         (294,556)       (294,556)
                             ------------------------------------------------------------------------------------------------
 Balances at March 31, 2000          -          -      3,000,000       30,000            -        (626,812)       (596,812)

 Sale of common stock                                  1,000,000       10,000    6,645,705                       6,655,705

 Stock issued to merge Go2
 Delaware                                              3,000,000       30,000   23,595,000                      23,625,000

 Capital contribution                                                               60,000                          60,000

 Stock issued for services                                25,000          250         (250)                              -

 IPO expenses                                                                     (356,215)                       (356,215)

 Preferred Stock dividends                                                                        (225,000)       (225,000)

 Net loss                                                                                      (24,226,463)    (24,226,463)
                             ------------------------------------------------------------------------------------------------
 Balances at March 31, 2001          -          -      7,025,000     $ 70,250  $29,944,240    $(25,078,275)   $  4,936,215
                             ================================================================================================

See accompanying notes to consolidated financial statements.

                      GO2PHARMACY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                  MARCH 31,            MARCH 31,
                                                                                                    2000                  2001
                                                                                               -----------------   -----------------
 Cash flows from operating activities:
   Net loss                                                                                    $  (294,556)        $  (24,226,463)
   Adjustments to reconcile net loss to net cash from operating activities:
     (Gain) loss on disposal of equipment                                                           14,906                (26,690)
     Depreciation and amortization                                                                 284,161                322,592
     Stock issued for marketing expense                                                                  -             23,625,000
     Changes in operating assets and liabilities:
       Accounts receivable                                                                          35,727               (232,088)
       Inventory                                                                                  (203,533)              (311,634)
       Prepaid expenses and other current assets                                                  (244,237)              (118,039)
       Other assets                                                                                (46,353)               (28,875)
       Accounts payable                                                                           (313,584)                 9,935
       Accrued expenses                                                                            (41,020)               203,647
       Due from affiliates, net                                                                          -                131,006
                                                                                              ------------------   -----------------
     Net cash used in operating activities                                                        (808,489)              (651,609)
                                                                                              ------------------   -----------------

 Cash flows from investing activities:
   Purchases of property, leaseholds and equipment                                                (451,765)              (647,605)
   Purchases of intangible assets                                                                        -               (221,789)
   Collections on notes receivable                                                                   2,960                252,035
   Investment in restricted certificate of deposit                                                       -               (650,000)
   Proceeds from disposal of equipment                                                              16,000                113,000
                                                                                              ------------------   -----------------
     Net cash used in investing activities                                                        (432,805)            (1,154,359)
                                                                                              ------------------   -----------------
 Cash flows from financing activities:
   Proceeds from issuance of common stock                                                                -              6,655,705
   Net change in credit lines payable                                                              400,145               (701,495)
   Proceeds from issuance of long-term obligations                                                 309,301                378,869
   Payments of long-term obligations                                                              (297,434)              (333,722)
   Increase in due to Dynamic, net                                                                  636,199               (667,174)
   Increase in due to affiliates, net                                                              176,877                      -
   Proceeds from issuance of related party obligations                                                   -                148,182
   Payment of related party obligations                                                                  -               (124,953)
   Payment of Preferred stock dividends                                                                  -               (225,000)
   Proceeds from capital contributions                                                                   -                 60,000
   Payments of preregistration expenses                                                                  -               (103,859)
                                                                                              ------------------   -----------------
     Net cash provided by financing activities                                                   1,225,088              5,086,553
                                                                                              ------------------   -----------------

 Net increase (decrease) in cash                                                                   (16,206)             3,280,585
 Cash at beginning of period                                                                        16,206                      -
                                                                                              ------------------   -----------------
 Cash at end of period                                                                         $         -         $    3,280,585
                                                                                              ==================   =================

                      GO2PHARMACY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                        MARCH 31,     MARCH 31,
                                                          2000          2001
                                                       ----------    ----------

Supplemental information:

Cash paid for interest                                 $  281,943   $   218,880
                                                       ==========   ===========

Cash paid for taxes                                    $        -   $         -
                                                       ==========   ===========

Non-cash investing and financing activities

Capital lease obligations incurred for purchase
of property and equipment                              $  124,941   $         -
                                                       ==========   ===========

Issuance of 3,000,000 shares of common stock to
complete the merger of Go2Pharmacy.com                 $        -   $23,625,000
                                                       ==========   ===========

Initial public offering registration expenses
paid from proceeds of initial offering                 $        -   $   356,215
                                                       ==========   ===========

Issuance of 25,000 shares of common stock for
professional services in connection with the
initial public offering                                $        -   $   196,875
                                                       ==========   ===========

Transfer land and building to satisfy liabilities      $1,500,000   $         -
                                                       ==========   ===========

Shares of redeemable series A preferred stock to
satisfy obligation to Dynamic                          $1,500,000   $         -
                                                       ==========   ===========

Note payable issued for the purchase of equipment      $   89,531   $         -
                                                       ==========   ===========


See accompanying notes to consolidated financial statements.

                      GO2PHARMACY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 2001



NOTE 1 - BACKGROUND INFORMATION

Starting in 1985, we were incorporated as Energy Factors, Inc., a Florida corporation. In August 1998 we changed our name to Innovative Health Products, Inc., and in February of this year we changed our name to Go2Pharmacy, Inc., in anticipation of our acquisition of the Delaware corporation Go2Pharmacy.com, Inc. Currently, Go2Pharmacy ("GO2") continues to do manufacturing business under the name Innovative Health Products, Inc. as it represents our manufacturing arm of the Company. Prior to November 7, 2000 Go2Pharmacy, Inc., the Florida corporation was a wholly-owned subsidiary of Dynamic Health Products, Inc. ("Dynamic").

On November 7, 2000, the Securities and Exchange Commission declared Go2's registration of 1,000,000 shares of the common stock of Go2 to be effective. The registration was affected through the filing of Registration Statement No. 333-92849 on Form SB-2 with the Securities and Exchange Commission. The Company's initial public offering, pursuant to this registration, was successfully completed on November 14, 2000. In conjunction with this offering, 1,000,000 shares of common stock, $.01 par value, were sold to the public for net proceeds of $6,655,705 to Go2. Simultaneously with and conditioned upon the offering, Go2 merged with Go2Pharmacy.com, Inc., a Delaware corporation, in exchange for 3,000,000 shares of its common stock. Other than the $250,000 gross cash capital contribution, Go2Delaware had no assets with any assignable value thus creating no goodwill. In addition, given there was no historical revenues, no amounts attributable to Go2Delaware have been or will be included, or disclosed in the notes thereto, in these consolidated financial statements as of and for the years ended March 31 ,2000 and 2001. The statement of operations for the year ended March 31, 2001 includes all the operations from April 1, 2000 for Go2Pharmacy, the Florida corporation, and the operations of Go2Pharmacy.com, Inc. from November 7, 2000 when it merged.

The financial statements as of and for the year ended March 31, 2000 include only Innovative operations.

In April 2000, Breakthrough Engineered Nutrition, Inc., a Florida corporation, was formed as a wholly-owned subsidiary of Go2Pharmacy, Inc. to market and distribute its own branded product line, Lean Protein, to retail stores using a complex network of distributors throughout the United States and Canada.

In February 2001, we formed a wholly-owned subsidiary, Belcher Pharmaceuticals, Inc., in order to manufacture and distribute private label over-the-counter products.

In March 2001, we formed a wholly-owned subsidiary, Go2PBM Services, Inc., ("PBM") for the purpose of providing pharmacy benefit management services. PBM will administer drug benefits for health maintenance organizations, insurance company plans, preferred provider organizations, self-insured corporate health plans and Taft-Hartley self-insured labor unions. As a pharmacy benefit manager, we manage all member benefits in low risk plans, while taking an exclusively administrative role in higher risk plans. Our administrative services include claim processing, network management and customer service. We recently entered into an agreement to provide our pharmacy benefit management services to a New York State Health Maintenance Organization. Through the development of our manufacturing and pharmacy benefit management efforts, we intend to provide wholesale and institutional customers with an efficient source for their pharmacy product needs.

                      GO2PHARMACY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Principles of Consolidation

The consolidated financial statements as of and for the year ended March 31, 2001 include the corporate and manufacturing accounts of Go2Pharmacy, Inc. (the "Company"), ("Go2"), which is continuing to do manufacturing business as Innovative Health Products, Inc. ("Innovative"), and its wholly-owned Florida corporation subsidiaries, Breakthrough Engineered Nutrition, Inc. ("Breakthrough"), Belcher Pharmaceuticals, Inc. ("Belcher") and Go2PBM Services, Inc. ("PBM"). Significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements as of and for the year ended March 31, 2000 include the accounts of Innovative.

b.  Industry Segment

In accordance with the provisions of Statement of Financial Accounting Standards No. 131, (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker related to the allocation of resources and in the resulting assessment of the segment's overall performance. As of and for the year ended March 31, 2000, the Company had one industry segment, manufacturing, therefore, the entire asset balance of $4,866,368 as of March 31, 2000 was attributable to manufacturing. As of and for the year ended March 31, 2001, the Company had three industry segments: manufacturing, distribution and pharmacy benefit management. The $9,427,711 of total assets as of March 31, 2001 were comprised of $3,924,600 attributable to corporate, $4,725,460 attributable to manufacturing, $670,813 attributable to distribution and $106,838 attributable to pharmacy benefit management.

c.  Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

d.  Restricted Cash

Restricted cash is comprised of a one-year certificate of deposit that is collateralizing a line of credit with a Bank.

e.  Inventories

Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out method.

                      GO2PHARMACY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 2001


f.  Property, Leaseholds and Equipment

Depreciation is provided for using the straight-line method, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives (asset categories range from three to seven years). Leasehold improvements are amortized using the straight-line method over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Leased equipment under capital leases is amortized using the straight-line method over the lives of the respective leases or over the service lives of the assets, whichever is shorter, for those leases that substantially transfer ownership. Accelerated depreciation methods are used for tax purposes.

g.  Intangible Assets

Intangible assets consist primarily of goodwill and intellectual property. The excess of cost over the net assets acquired (goodwill) is amortized over 20 years, using the straight-line method. The intellectual property is amortized over five years.

h.  Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company's policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There have been no impairment losses recorded for the fiscal years 2000 and 2001.

i.  Income Taxes

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. Until November 7, 2000, the Company was part of another company, Dynamic Health Products, Inc.'s consolidated group tax return; accordingly, the deferred taxes as described in Note 12, reflect that portion of the consolidated group attributable to the Company.

                      GO2PHARMACY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 2001

j.  Earning (Loss) Per Common Share

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. There were no potentially dilutive instruments outstanding for all periods presented.

k.  Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at March 31, 2000 and 2001, as well as the reported amounts of revenues and expenses for the fiscal years ended March 31,2000 and 2001. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

l.  Concentration of Credit Risk

Concentrations of credit risk with respect to trade accounts receivable are limited due to the distribution of sales over a large customer base as of March 31, 2000 and 2001. For the years ended March 31, 2000 and 2001 three customers represented approximately 14%, 9% and 5% while two customers represented 16.4%, 9.9% and 5.8% respectively, of revenues derived from the Company's operations. The Company has no concentration of customers within specific geographic areas outside the United States that would give rise to significant geographic credit risk.

At March 31, 2001 the Company maintained cash balances in excess of federally insured limits of approximately $3.7 million.

m.  Revenue Recognition

In accordance with SAB 101, Revenue Recognition, revenues are recognized by the Company when the merchandise is shipped to the customer.

n.  Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $ 8,000, and $105,550 for the years ended March 31, 2000 and 2001, respectively.

                      GO2PHARMACY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 2001

o.  Fair Value of Financial Instruments

The Company, in estimating its fair value disclosures for financial instruments, uses the following methods and assumptions:

Cash, Accounts Receivable, Accounts Payable and Accrued Expenses: The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate their fair value due to their relatively short maturity.

Long-term Obligations: The fair value of the Company's fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At March 31, 2000 anal 2001, the fair value of the Company's long-term obligations approximated its carrying value.

Credit Lines Payable: The carrying amount of the Company's credit lines payable approximates fair market value since the interest rate on these instruments changes with market interest rates.

p.  Due to Dynamic

Dynamic Health Products was the Company's parent until the effective date of the Company's initial public offering on November 7, 2000. Amounts due to Dynamic arose primarily as Dynamic's available cash was advanced to the Company for purposes of consolidated cash management. The Company repaid Dynamic's cash advances, as Dynamic required funds for operations. A management fee was charged to the Company by Dynamic, which reflected the Company's portion of corporate general and administrative expenses. As of November 7, 2000, Dynamic ceased to continue as our parent company.

q.  Reclassifications

Certain reclassifications have been made to the financial statements as of and for the fiscal year ended March 31, 2000 to conform to the presentation as of and for the fiscal year ended March 31, 2001.

NOTE 3 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consist of the following:

                                                            March 31,
                                                    -----------------------
                                                       2000          2001
                                                    ---------      --------

     Trade accounts receivable                      $ 843,020      $880,191
     Less allowance for uncollectible accounts       (115,189)      (82,016)
                                                    ---------      --------

                                                    $ 727,831      $798,175
                                                    =========      ========

                      GO2PHARMACY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 2001

NOTE 3 - ACCOUNTS RECEIVABLE, NET

As of March 31, 2000, the total accounts receivable balance includes amounts attributable to the Company's manufacturing segment. As of March 31, 2001, the total accounts receivable balance of $880,191 includes $683,560 related to the Company's manufacturing segment, $89,793 related to the Company's distribution segment and $106,838 related to the Company's pharmacy benefit management segment.

NOTE 4 - INVENTORIES

Inventories consist of the following:


                                                              March 31,
                                                      -----------------------
                                                         2000         2001
                                                      ----------   ----------

     Raw materials                                    $1,397,780   $1,639,074
     Work in process                                      67,102       57,107
     Finished goods                                       23,221      103,556
                                                      ----------   ----------

                                                      $1,488,103   $1,799,737
                                                      ==========   ==========

NOTE 5 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

                                                              March 31,
                                                      -----------------------
                                                         2000         2001
                                                      ----------   ----------

     Prepaid and other current assets                 $   16,347   $  126,386
     Deposits - machinery and equipment                        0      352,417
                                                      ----------   ----------

                                                      $   16,347   $  478,803
                                                      ==========   ==========

Prepaid registration expenses:
     Professional fees                                $  197,245   $        0
     Underwriters' fees                                   50,000            0
     Filing fees                                           5,111            0
                                                      ----------   ----------

Total prepaid registration expenses                   $  252,356   $        0
                                                      ==========   ==========

                      GO2PHARMACY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 2001

NOTE 6 - PROPERTY, LEASEHOLDS AND EQUIPMENT, NET

Property, leaseholds and equipment, net, consists of the following:

                                                               March 31,
                                                       ------------------------
                                                          2000          2001
                                                       ----------    ----------

     Land and building                                 $        -    $        -
     Machinery and equipment                            1,151,058     1,069,751
     Furniture, fixtures and equipment                    266,996       274,070
     Leasehold improvements                                27,027       259,448
                                                       ----------    ----------
                                                        1,445,081     1,603,269
     Less accumulated depreciation and amortization      (377,266)     (550,217)
                                                       ----------    ----------

                                                       $1,067,815    $1,053,052
                                                       ==========    ==========


Depreciation and leasehold amortization expense totaled $221,938, and $231,642 for the years ended March 31, 2000 and 2001, respectively.

In September 1999, the Company transferred land and building to its parent company at net book value, which approximated fair market value. In conjunction with the transfer, the parent satisfied all outstanding mortgages on the property and reduced the Company's obligations to the parent by approximately $598,000, which represented the difference between the net book value and amounts outstanding under the then existing mortgages to third parties. Additionally, the Company agreed to lease the property from the parent for $16,000 per month, subject to annual inflationary adjustments, for a period of ten years. For the years ended March 31 ,2000 and 2001, rents paid to Dynamic were $112,000 and $192,000, respectively.

NOTE 7 - INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

                                                               March 31,
                                                       ------------------------
                                                          2000          2001
                                                       ----------    ----------

     Loan and lease costs                              $   68,911    $    5,564
     Intellectual property                                      0       435,000
     Goodwill                                             901,727       901,727
                                                       ----------    ----------
                                                          970,638     1,342,291
     Less accumulated amortization                       (112,721)    ( 136,036)
                                                       ----------    ----------

                                                       $  857,917    $1,206,255
                                                       ==========    ==========

                      GO2PHARMACY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 2001

NOTE 7 - INTANGIBLE ASSETS, NET (Continued)

As of March 31, 2000, the entire intangible asset balance was attributable to the manufacturing segment. As of March 31, 2001, goodwill and loan and lease costs represented an intangible asset attributable to the manufacturing segment with the intellectual property balance attributable to the distribution segment.

During February 2001, the Company purchased intellectual property surrounding a patentable manufacturing process and ingredient listing related to our product line, Lean Protein. The total purchase price was $435,000; the Company paid $217,500 in cash with the balance financed by the seller over three years from the date of sale.

Amortization expense totaled $62,223 and $90,950 for the years ended March 31, 2000 and 2001, respectively

NOTE 8 - OTHER ASSETS, NET

Other assets, net, consist of the following:

                                                          March 31,
                                                   --------------------
                                                     2000        2001
                                                   --------    --------

     Deposits                                      $ 15,107    $ 60,957
     Investment in joint venture                     33,668      19,346
     Notes and other noncurrent receivables         123,880      80,037
                                                   --------    --------
                                                    172,655     160,340
     Less allowance for uncollectible accounts
     and notes receivable                           (28,304)          -
                                                   --------    --------

                                                   $144,351    $160,340
                                                   ========    ========

Notes receivable consist of two trade receivables that have been converted to notes, from nonaffiliated third parties.

The first note is for a term of five years, commencing in October 1997, in the principal amount of approximately $71,300, with interest at 9% per annum, payable in monthly installments of principal and interest in the amount of $1,480. There is no prepayment penalty under this note. At March 31, 2000 and 2001, the principal and unpaid accrued interest balance on this note was approximately $40,800 and $29,071, respectively.

The second note is for a term of two years, commencing in May 1999, in the principal amount of approximately $49,400, with interest at 12% per annum, payable in monthly installments of principal and interest in the amount of $2,500. There is no prepayment penalty under this note. At March 31, 2000, the principal balance and unpaid accrued interest was approximately $50,000. As of March 31, 2001, the principal balance and unpaid accrued interest was approximately $50,966. This note is in default and has been placed with an attorney for collection.

                      GO2PHARMACY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 2001

A reserve of $28,304 was recorded during fiscal year ended March 31, 2000 in estimation of uncollectible amounts related to a court judgement in favor of the Company for an uncollected trade accounts receivable. As of March 31, 2001, the trade accounts receivable remains uncollected and the Company has written the approximate $33,000 account, and the related $28,000 reserve, off.

NOTE 9 - CREDIT LINES PAYABLE

In March 2001, the Company established a line of credit and a five-year term loan with a bank. (See Note 10 as related to the term loan.) This line of credit paid off the credit facility entered into during February 1999. The credit available to the Company under this line at March 31, 2001 was approximately $650,000 collateralized by a $650,000 restricted certificate of deposit. The facility imposes certain financial and reporting covenants. The agreement requires certain cash balances be maintained. In addition the agreement limits the disposition of assets and the incurrance of additional debt to transactions within the normal course of business during the term of the agreement. All borrowings on the credit facility accrue interest at 6.76%. At March 31, 2001, the Company had borrowed approximately $648,000 under this facility. The credit lines payable are included with current liabilities instead of long-term liabilities, as management believes that this presentation better reflects the utility of the current assets as the source of repayment for the credit lines payable.

In February 1999, the Company established a $2 million revolving credit facility scheduled to mature in February 2002. The credit available to the Company is based on a percentage of eligible accounts receivable and inventory. A portion of the proceeds from the line of credit was funded in the form of a 60-month term loan for approximately $491,000 (see Note 10). The credit available to the Company under this line at March 31, 2000 was approximately $856,600. The facility imposed no financial covenants. Minimum borrowing under the agreement was $1,000,000. The agreement placed limitations on disposition of assets and debt funding to transactions within the normal course of business and restricts the payment of dividends to any shareholder of record of any class of Company stock during the term of the agreement. All borrowings accrue interest at prime (6.75% at March 31, 2000) plus 2.25% and are secured by all assets of the company. At March 31, 2000, the Company had borrowed approximately $856,600 under this facility. During March 2001, this credit facility was paid in full.

In December 1999, the Company established a $500,000 revolving credit facility with a bank. The credit facility is secured by a guarantee in the form of a Third Party Pledge Agreement and a certificate of deposit held by Dynamic Health Products. All borrowings accrued interest at 2.1% over the floating rate of the certificate of deposit (4.31% at March 31, 2000) and were payable monthly. At March 31, 2000 the Company had borrowed approximately $492,700 under this facility. During November 2000, this credit facility was paid in full.

                      GO2PHARMACY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 2001

NOTE 10 - LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:


                                                                 March 31,
                                                         ---------------------
                                                            2000        2001
                                                         ----------  ---------

Note payable collateralized by certain equipment,
Due in monthly principal payments of $8,192 plus
Interest through 2004, interest rate at prime
(6.75% at March 31, 2000) plus 2.25%                     $363,164    $      -

Note payable collateralized by certain equipment,
Due in monthly principal payments of $2,200 plus
Interest through January 2003, interest rate at 9.5%       85,350           -

Capital lease obligation for equipment, due in
Monthly principal and interest payments of
Approximately $7,499 through 2004                         232,664     176,892

Note payable collateralized by certain equipment,
Due in monthly principal payments of $9,191 plus
Interest through 2006, interest rate at prime
(8.5% at March 31, 2001) plus 1/2%.                             -     551,689

Note payable due in monthly principal and
Interest payments of $10,000 through
2004, interest imputed at 11.2%                                 -     195,500

Other                                                      66,537      89,279
                                                         --------   ---------
                                                          747,715   1,013,360
Less current maturities                                   238,353     388,941
                                                         --------   ---------

                                                         $509,362  $  624,419
                                                         ========   =========

The entire $757,715 of debt outstanding at March 31, 2000 was attributable to manufacturing operations. Of the $1,013,360 of total debt outstanding as of March 31, 2001, $195,500 relates to the distribution segment with the balance of $817,860 attributable to the manufacturing segment.

                      GO2PHARMACY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 2001

NOTE 10 - LONG-TERM OBLIGATIONS (Continued)

At March 31, 2001, aggregate maturities of long-term obligations are as follows:

     Year ending March 31,
          2002                                                        $388,941
          2003                                                         241,936
          2004                                                         158,769
          2005                                                         113,193
          2006                                                         110,521
                                                                   -----------
                                                                   $ 1,013,360
                                                                   ===========

NOTE 11 - RELATED PARTY TRANSACTIONS

For the fiscal years ended March 31, 2000 and 2001, revenues of approximately $390,000 and $794,757, respectively, were recorded from sales by the Company to other subsidiaries of Dynamic. For the fiscal years ended March 31, 2000 and 2001, revenues of $204,000 and $65,240, respectively, were recorded from sales by the Company to DrugMax, Inc., an affiliate of the Company, and of which Jugal
K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the fiscal years ended March 31, 2000 and 2001, revenues of $0 and $64,251, respectively, were recorded from sales by the Company to Labelclick.com,Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder

In August and September 1999, the Company borrowed a total of $86,500 from the Chairman of the Company. The notes are payable on demand and bear interest at 10% per annum. Interest totaled $2,233 for the year ended March 31, 2000. In December 1999, the notes and related interest were paid.

In June 1998, the Company assumed a $25,000 note payable to the parent's Vice Chairman of Business Development, associated with the June 12, 1998 Energy Factors acquisition. The note bears interest at 10.8% per annum. Interest due totaled $2,937 and $4,786 as of March 31, 2000 and 2001, respectively. The note is to be repaid in 24 equal monthly payments beginning September 1, 1999. The parties had agreed to suspend payments on the note until the consummation of an initial public offering of common stock of the Company. Beginning July 2000, the Company began making scheduled principal payments of approximately $2,000 per month. As of March 31, 2000 and 2001, the principal balance due was $25,000 and $6,000, respectively.

See Note 6 for discussion of land and building transfer and property leased from the Company's parent.

See Note 13 for issuance of series A preferred stock in exchange for the satisfaction of $1,500,000 of obligations due to Dynamic.

In May 1998, prior to the acquisition of Energy Factors, Inc. by Dynamic Health Products, Inc., Dynamic loaned $100,000 to Energy Factors, Inc. In September 1999, this note was satisfied in conjunction with the land and building transfer. See Note 6 regarding the land and building transfer.

                      GO2PHARMACY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 2001

NOTE 11 - RELATED PARTY TRANSACTIONS (Continued)

In December 1999, the Company established a $500,000 line of credit facility with a bank secured and guaranteed by the Company's parent. The line of credit was paid during November 2000. See Note 9.

In May 2000, 21st Century Healthcare Fund, LLC, an affiliate of the Chairman of the Board of the Company, loaned the Company $10,000 for the purpose of assisting the Company with its working capital needs. This loan was to be repaid within 60 days and subsequently was repaid in July 2000.

In June 2000, Go2 established a $100,000 revolving line of credit with Carnegie Capital, LTD, an affiliate of Jugal K. Taneja, Chairman of the Board of the Company, to provide a source of funding for cash requirements directly related to Go2's Registration Statement. The note bore interest at 10% per annum. Principal and interest on the note was due and payable in full upon the successful completion of an initial public offering of Go2's common stock. The Company's public offering was completed during November 2000 and in accordance with this revolving line of credit agreement, the outstanding balance, that was included in obligations to related parties, was paid in full in the amount of $65,000.

In June 2000, Go2 established a $100,000 revolving line of credit with Joseph Zappala, a Director of DrugMax, Inc., an affiliate of the Company and the President of Go2Pharmacy.com, Inc., a Delaware corporation, to provide a source of funding for cash requirements directly related to Go2's registration statement. The note bore interest at 10% per annum. Principal and interest on the note was due and payable in full upon the successful completion of an initial public offering of Go2's common stock. The Company's public offering was completed during November 2000 and in accordance with this revolving line of credit agreement, the outstanding balance that was due as included in obligations to related parties was $65,000. In accordance with the merger agreement (the "Agreement") between Go2Pharmacy, Inc. (a Florida corporation) and Go2Pharmacy.com, Inc. (a Delaware corporation) simultaneous with the merger, Joseph Zappala was to receive 3,000,000 shares of the Company's common stock with his capital contribution of $250,000 cash. Mr. Zappala, the individual, personally incurred $125,000 in expenses directly related to the initial public offering in addition to the $65,000 mentioned directly above for a total amount due to Mr. Zappala of $190,000. The $190,000 was offset against the $250,000 due as a part of the Agreement with the net amount, $60,000, being established as an account receivable due from Mr. Zappala. Prior to December 31, 2000, Mr. Zappala paid the Company the $60,000 in full.

Amounts due to affiliates, amounts due to parent and amounts due from affiliates represent balances owed by or amounts owed to the Company for sales occurring in the normal course of business. Amounts due to and amounts due from these affiliates are in the nature of trade payables or receivables and fluctuate based on sales volume and payments received. The amounts repaid during November 2000 as included in due to affiliates was approximately $278,000, amounts paid during November 2000 that were due to Dynamic were approximately $1,059,000 and amounts received that were due from affiliates that were repaid during November 2000 was approximately $314,000.

                      GO2PHARMACY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 2001

NOTE 11 - RELATED PARTY TRANSACTIONS (Continued)

The $23,625,000 marketing expense presented in the statements of operations for the fiscal year ended March 31, 2001 is a nonrecurring charge as a consequence of the issuance of 3,000,000 shares of common stock to Mr. Zappala and other shareholders of Go2Delaware as related to the merger of Go2Pharmacy.com, Inc., a Delaware corporation ("Go2Delaware") and Go2Pharmacy, Inc, a Florida corporation. Other than the $250,000 capital contribution from Mr. Zappala, Go2Delaware had no assets with any assignable value thus creating no goodwill. Based on this fact, the 3,000,000 common shares issued at the $7.875 initial public offering price yielding the $23,625,000, was accounted for as a marketing expense during November 2000.

During December 2000, Dynamic distributed their 3,000,000 of Go2Pharmacy's common stock to Dynamic's shareholders and option holders of record via a prorata distribution method.

During March 2001, $225,000 of accrued preferred dividends were paid to Dynamic therefore leaving a zero balance due as of March 31, 2001. During December 2000, Dynamic transferred the 150,000 shares of redeemable preferred stock with a face value of $1,500,000 to one of their affiliates, BJ Capital Ltd. Dividends earned subsequent to March 31, 2001 are due and payable to BJ Capital Ltd. with the quarter ended June 30, 2001 and then each quarter thereafter.

Non-Compete Agreement

As part of the acquisition of Energy Factors, the Company entered into a non-competition agreement with Chris Starkey (a former stockholder of the parent of Energy Factors) for a period of three years beginning June 12, 1998. The non-compete covers the geographic area of Florida.

Joint Venture

The Company entered into a joint venture with a non-affiliated third party as of March 1, 1999 whereby the Company owns 51% of the joint venture and the non-affiliated third party owns 49%. The agreement calls for a contribution of $45,000 of inventory by the Company and a contribution of $15,000 cash by the non-affiliated third party. The joint venture will split profits 75% to the Company and 25% to the non-affiliated third party until all loans by the parties are repaid and then the profits are to be split 50/50. As of March 31, 2000 and 2001, the investment in the joint venture, of $33,668 and $19,346, respectively, is presented within other assets as detailed in Note 8.

NOTE 12 - INCOME TAXES

The Company's taxable income was included in a consolidated income tax return with Dynamic Health Products, Inc., our previous parent company, until the effective date of our initial public offering on November 7, 2000. The following is presented as if the Company was reported on a stand-alone basis.



NOTE 12 - INCOME TAXES (Continued)

Income taxes for the years ended March 31, 2000 and 2001 differ from the amounts computed by applying the effective income tax rates to income before income taxes as a result of the following:

                                                                March 31,
                                                         -----------------------
                                                           2000           2001
                                                         ---------     ---------

                      GO2PHARMACY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 2001



Computed tax expense at the statutory rate            $(100,000)   $(6,031,000)
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit           (9,000)             -
Effect of permanent differences, principally
  Marketing expense                                           -      5,898,800
  Goodwill and other permanent differences               22,000         12,200

Change in valuation allowance                            87,000        120,000
                                                      ---------    -----------
Income tax expense                                    $       -    $         -
                                                      =========    ===========

Temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                                             March 31,
                                                     --------------------------
                                                        2000           2001
                                                      ---------    -----------

Deferred tax assets:
  Bad debts                                           $  53,000    $    37,600
  Inventories                                            11,000          3,750
  Accrued vacation                                        5,000          7,800
  Deposits                                               31,000         40,000
  Net operating loss carryforwards                      178,000              -
Less: valuation allowance                               (56,000)       (89,150)
                                                      ---------    -----------
                                                      $ 222,000    $         -
                                                      =========    ===========

Deferred tax liabilities:
  Fixed asset basis differences                       $ 222,000    $         -
                                                      =========    ===========

At March 31, 2001, the Company has a tax net operating loss carryforward of approximately $270,000, to offset future taxable income. The net operating loss carry forward begins to expire in 2021.



NOTE 13 -- REDEEMABLE PREFERRED STOCK

The Company is authorized, to issue up to 6,000,000 shares of preferred stock in one or more series, and to establish the number of shares, the designations, powers, preferences, rights, qualifications, limitations or restrictions of any such series without any further vote or action by the stockholders. The Board of Directors

                      GO2PHARMACY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 2001

may authorize and issue preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of common stock.

In September 1999, the Company issued 150,000 shares of redeemable series A preferred stock to Dynamic in satisfaction of $1,500,000 of outstanding liabilities. Holders of series A preferred stock will vote together with the holders of common stock with respect to all matters as to which such shareholders vote, with each share of series A preferred stock entitled to one vote. In the event of liquidation, dissolution or winding-up of our operations, holders of series A preferred stock will be paid an amount equal to $10.00 per share of series A preferred stock before any payment is made with respect to our common stock. The series A preferred stock pays dividends at the rate of 10% per annum, which is cumulative from the date of issuance and payable quarterly commencing March 31, 2001. The Company paid accrued dividends of $225,000 during March 2001 as described in Note 11. The series A preferred stock has a liquidation preference of $1,500,000. At such time as we generate a positive cash flow, we are required to use all of such positive cash flow to redeem the series A preferred stock, but only to the extent of such positive cash flow. Positive cash flow is defined as our net income (loss) as adjusted for amortization, depreciation and other non-cash charges

NOTE 14 - SHAREHOLDER'S EQUITY

Common Stock

As of March 31, 2000, the number of shares of $.01 par value of Common Stock outstanding was 7,025,000. Subject to preferences that might be applicable to any Preferred Stock, the holders of the Common Stock are entitled to receive dividends when, as, and if declared from time to time by the Board of Directors out of funds legally available therefor. In the event of liquidation, dissolution, or winding up of the Company, holders of the Common Stock are entitled to share ratably in all assets remaining after payment of liabilities subject to prior distribution rights of any Preferred Stock then outstanding. The Common Stock has no preemptive or conversion rights and is not subject to call or assessment by the Company. There are no redemption or sinking fund provisions applicable to the Common Stock.

                      GO2PHARMACY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 2001

NOTE 14 - SHAREHOLDER'S EQUITY (Continued)

Stock Option Plan

On September 30, 1999, the Company adopted a Company Stock Option Plan, which provides for the grant to employees of incentive or non-qualified options to purchase up to 700,000 shares of Common Stock. The exercise price represents the estimated fair value of the Company's Common Stock at the time of the grant or the proposed public offering price, whichever is greater, as approved by the Board of Directors. All outstanding options vest upon the change in control of the Company. Options granted under the Plan expire not later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. As of March 31, 2001, 393,000 common stock options were outstanding none of which is currently vested. The options were granted on December 1, 2000 (the "grant date") and have an exercise price of $2.00 as determined by the November 30, 2000 closing price. The options vest over a three-year vesting schedule with the first year's vesting period ending on December 1, 2001.

The Non-Employee Plan

The Non-Employee Plan provides for the grant of nonqualified stock options to purchase up to 100,000 shares of Common Stock to members of the Board of Directors who are not employees of the Company. Each non-employee director will be granted options to purchase 4,000 shares of Common Stock for each full remaining year of the director's term at the offering price. Thereafter, on the date on which a new non-employee director is first elected or appointed, he will automatically be granted options to purchase 4,000 shares of Common Stock for each year of his initial term. Each non-employee director will be granted options to purchase 4,000 shares of Common Stock for each year of any subsequent term to which he is elected. All options become exercisable ratably over the director's term and have an exercise price equal to the fair market value of the Common Stock on the date of grant. As of March 31, 2001, 16,000 common stock options were outstanding none of which is currently vested. The options were granted on December 1, 2000 (the "grant date") and have an exercise price of $2.00 as determined by the November 30, 2000 closing price. The options vest over a three-year vesting schedule with the first year's vesting period ending on December 1, 2001.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating leases for facilities and certain machinery and equipment that expire at various dates through 2009. Certain leases provide an option to extend the lease term. Certain leases provide for payment by the Company of any increases in property taxes, insurance, and common area maintenance over a base amount and others provide for payment of all property taxes and insurance by the Company.

                      GO2PHARMACY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 2001

Operating Leases (Continued)

Future minimum lease payments, by year and in aggregate under non-cancelable operating leases, consist of the following at March 31, 2001:

Year ending March 31,


         2002                                                   $    257,185
         2003                                                        259,141
         2004                                                        261,155
         2005                                                        263,230
         2006                                                        246,615
         Thereafter                                                  672,000
                                                                ------------
                                                                $  1,959,326
                                                                ============

In conjunction with the transfer of land and building (see note 6), the Company agreed to lease the building for a ten-year term at approximately $192,000 annually. The lease provides for an annual cost-of-living increase. Management considers these lease terms to be comparable to those of unrelated third parties. The future minimum lease payments as of March 31, 2001 include this commitment.

Total rent expense for the years ended March 31, 2000 and 2001, were $197,000 and $208,538, respectively.

Litigation

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of March 31, 2001 should have a material adverse impact on its financial condition or results of operations.

Employment Agreements

Simultaneously with the public offering, the Company entered into three year employment agreements with the Chief Executive Officer, President and Chief Financial Officer at annual salaries of $150,000, $90,000 and $110,000 plus benefits, respectively.

Directors' Compensation

The Company pays directors fees of $500 each per meeting and not less than $2,000 per year. In addition, each non-employee director receives options to purchase 4,000 shares of common stock for each year remaining of the director's term.

NOTE 16 - SUBSEQUENT EVENTS

During April 2001, the Company, subject to approval by the board of directors, is to issue 100,000 stock options to a non affiliate consultant.

Exhibit
Numbers
                                 Exhibit Index

                                  Description

10.12 Promissory Note between Go2Pharmacy, Inc. and First Community Bank of America dated March 8, 2001 in the amount of $551,512

10.13 Revolving Line of Credit Promissory Note between Go2Pharmacy, Inc. and First Community Bank of America dated March 8, 2001 in the amount of $650,000

23.1   Consent of Brimmer, Burek & Keelan, LLP

21.1   List of Subsidiaries