Form 10QSB
period 2001-06-30
GO2PHARMACY COM INC
filed 2001-08-14
CIK 1098315

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB



               [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended June 30, 2001


                                      or

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13
               OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number 333-92849


                               GO2PHARMACY, INC.
       (Exact name of small business issuer as specified in its charter)


             STATE OF FLORIDA                            59-2600232
     -------------------------------                -------------------
     (State or other jurisdiction of                   (IRS Employer
      incorporation or organization)                Identification No.)


     6950 Bryan Dairy Road, Largo, Florida                  33777
    ----------------------------------------              ----------
    (Address of principal executive offices)              (Zip Code)


        Issuer's telephone number, including area code: (727) 544-8866


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No


The number of shares outstanding of the Issuer's common stock at $.01 par value as of August 3, 2001 was 7,025,000.

                        PART I -- FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

                      GO2PHARMACY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     March 31,              June 30,
                                                       2001                   2001
                                                   ------------          ------------
                                                     (Audited)            (Unaudited)
                        ASSETS

Current assets:
      Cash and cash equivalents                    $  3,280,585          $  2,584,800
      Certificate of deposit, restricted                650,000               650,000
      Accounts receivable, net                          798,175               838,472
      Inventories, net                                1,799,737             1,863,633
      Prepaid expenses and other current assets         478,803               206,821
      Due from affiliates                                   764                69,575
                                                   ------------          ------------
Total current assets                                  7,008,064             6,213,301

Property, leaseholds and equipment, net               1,053,052             1,539,796

Intangible assets, net                                1,206,255             1,172,186

Other assets                                            160,340               160,340
                                                   ------------          ------------
Total assets                                       $  9,427,711          $  9,085,623
                                                   ============          ============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                             $    870,811          $  1,032,623
      Credit lines payable                              647,789               647,789
      Current portion of long-term obligations          388,941               347,714
      Accrued expenses                                  361,753               311,993
      Obligations to related parties                     23,230                 9,192
      Obligations to affiliates                          74,553               136,095
                                                   ------------          ------------
Total current liabilities                             2,367,077             2,485,406

Long-term obligations, less current portion             624,419               558,140
                                                   ------------          ------------
Total liabilities                                     2,991,496             3,043,546
                                                   ------------          ------------

Redeemable series A preferred stock, no par value,
      150,000 shares authorized; 150,000 shares
      issued and outstanding, at face value           1,500,000             1,500,000

Commitments and contingencies

Shareholders' equity:
      Preferred stock, no par value, 5,850,000
        Shares authorized; no shares issued
        and outstanding                                       -                     -

      Common stock, $.01 par value; 24,000,000
        shares authorized; 7,025,000 shares
        issued and outstanding                           70,250                70,250
      Additional paid in capital                     29,944,240            29,953,495
      Retained earnings (deficit)                   (25,078,275)          (25,481,668)
                                                   ------------          ------------
Total shareholders' equity                            4,936,215             4,542,077
                                                   ------------          ------------
Total liabilities and shareholders' equity         $  9,427,711          $  9,085,623
                                                   ============          ============

    See accompanying notes to condensed consolidated financial statements.

                      GO2PHARMACY, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           Three Months Ended
                                                                June 30,
                                                  -------------------------------------
                                                      2000                      2001
                                                  ------------              -----------
Revenues:
PBM                                               $         -               $  376,854
Distribution                                                -                   74,766
Manufacturing                                       1,535,838                1,337,342
                                                  -----------               ----------
Total revenues                                      1,535,838                1,788,962
                                                  -----------               ----------

Cost of goods sold:
PBM                                                         -                  312,509
Distribution                                                -                   40,176
Manufacturing                                         894,258                1,076,244
                                                  -----------               ----------
Total cost of goods sold                              894,258                1,428,929
                                                  -----------               ----------


Gross profit:
PBM                                                         -                   64,345
Distribution                                                -                   34,590
Manufacturing                                         641,580                  261,098
                                                  -----------               ----------
Total gross profit                                    641,580                  360,033
                                                  -----------               ----------

Selling, general and
  administrative expenses                             553,350                  725,092
                                                  -----------               ----------

Operating income (loss) before
  Other income and expense                             88,230                 (365,059)

Other income (expense), net:
Other income, net                                          92                    6,156
Interest expense, net                                 (64,513)                  (6,991)
                                                  -----------               ----------
Total other expense, net                              (64,421)                    (835)
                                                  -----------               ----------

Income (loss) before income taxes                      23,809                 (365,894)

Income taxes                                                -                        -
                                                  -----------               ----------

Net income (loss)                                      23,809                 (365,894)

Preferred stock dividends                                   -                   37,500
                                                  -----------               ----------

Net income (loss) available
To common shareholders                            $    23,809               $ (403,394)
                                                  ===========               ==========

Basic and diluted income (loss) per share         $       .01               $     (.06)
                                                  ===========               ==========

Basic and diluted weighted average number
  of common shares outstanding                      3,000,000                7,025,000
                                                  ===========               ==========






       See accompanying notes to condensed consolidated financial statements.

                      GO2PHARMACY, INC. AND SUBSIDIARIES
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         Three Months Ended June 30,
                                                                     ---------------------------------
                                                                          2000                 2001
                                                                     ------------          -----------
Cash flows from operating activities:
 Net income (loss)                                                    $   23,809             $(365,894)
 Adjustments to reconcile net income (loss)
   to net cash from operating activities:
   Depreciation and amortization                                          74,536               109,903
 Changes in operating assets and liabilities:
   Accounts receivable                                                    65,919               (40,297)
   Inventory                                                            (325,724)              (63,996)
   Prepaid expenses and other current assets                             (37,345)              267,543
   Other assets                                                          (14,144)                    -
   Accounts payable                                                      221,406               171,067
   Accrued expenses                                                      180,086               (49,760)
   Due from affiliates, net                                                   -                 (7,269)
                                                                      ----------             ---------

   Net cash provided by operating activities                             188,543                21,297

Cash flows from investing activities:
 Purchases of property, leaseholds and equipment                         (13,082)             (562,477)
 Collection on notes receivable                                            1,173                 4,439
                                                                      ----------             ---------

   Net cash used in investing activities                                 (11,909)             (558,038)

Cash flows from financing activities:
 Net change in credit lines payable                                     (224,514)                    -
 Payments of long-term obligations                                       (62,086)             (107,506)
 Increase in due to affiliates, net                                       78,910                     -
 Proceeds from issuance of related party obligations                      50,000                     -
 Payments of related party obligations                                                         (14,038)
 Payment of preferred stock dividends                                          -               (37,500)
                                                                      ----------             ---------
   Net cash used in financing activities                                (157,690)             (159,044)
                                                                      ----------             ---------

Net increase (decrease) in cash                                           18,944              (695,785)

Cash at beginning of period                                                    -             3,280,585
                                                                      ----------             ---------
Cash at end of period                                                 $   18,944            $2,584,800
                                                                      ==========            ==========


   See accompanying notes to condensed consolidated financial statements.

                      GO2PHARMACY, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                  (UNAUDITED)


                                                       Three Months Ended    Three Months Ended
                                                            June 30,             June 30,
                                                       -------------------   ------------------
                                                              2000                 2001
                                                       -------------------   ------------------

Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                  $ 61,531               $ 32,945
                                                           ========               ========
 Cash paid during the period for income taxes              $      -               $      -
                                                           ========               ========







    See accompanying notes to condensed consolidated financial statements.

                      GO2PHARMACY, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED JUNE 30, 2000 AND 2001



NOTE A-BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2000 and 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company's Form-10KSB as of and for the years ended March 31, 2000 and 2001 as filed June 28, 2001.

NOTE B-PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements as of March 31, and June 30, 2001 and for the three months ended June 30, 2001 include the accounts of Go2Pharmacy, Inc. (the "Company"), ("Go2"), which is continuing to doing manufacturing business as Innovative Health Products, Inc. ("Innovative"), and its Florida wholly-owned subsidiaries Breakthrough Engineered Nutrition, Inc. ("Breakthrough"), Belcher Pharmaceuticals, Inc., (Belcher) and Go2PBM Services, Inc. (PBM). Significant intercompany balances and transactions have been eliminated in consolidation.

         The condensed consolidated financial statements for the three months ended June 30, 2000 include the accounts of Innovative.


NOTE C-SEGMENT INFORMATION

         The Company currently has three industry segments: pharmacy benefit management, distribution and manufacturing in addition to corporate activities. Our pharmacy benefit management segment administers drug benefits for health maintenance organizations, insurance company plans, preferred provider organizations and self-insured health plans. Our manufacturing segment delivers products through our channels of distribution for its proprietary products and the products it manufactures for others including health food, drug, convenience and mass market stores, and direct marketers and catalog sales throughout the United States. The Company has two manufacturing facilities located in Largo, Florida.

         The Company commenced operations for its pharmacy benefit management segment during March 2001. Based on the date of commencing initial operations, financial segment data related to its revenues, gross profits, and operating income are only included for the three months ended June 30, 2001.

         In addition to the condensed segment information as presented on the face of the statements of operations for the three months ended June 30, 2000 and 2001, as required by SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" are as follows:

                                       Three months ended
                                             June 30,
                               --------------------------------------
                                     2000                   2001
                               --------------------------------------
                                           (Unaudited)


Operating income (loss):
Corporate                          $       -            $  (71,061)
PBM                                        -                58,561
Distribution                               -               (45,600)
Manufacturing                         88,230              (306,959)


                          As of March 31, 2001          As of June 30, 2001
                          -------------------------------------------------
                                (Audited)                   (Unaudited)

Assets:
Corporate                         $3,924,600                $3,193,957
PBM                                  106,838                   132,625
Distribution                         670,813                   580,072
Manufacturing                      4,725,460                 5,178,969


NOTE D-RELATED PARTY TRANSACTIONS

         Amounts due from affiliates and amounts due to affiliates represent balances owed to or amounts owed by the Company for sales occurring in the normal course of business. Amounts due from and amounts due to these affiliates are in the nature of trade receivables or payables and fluctuate based on sales volume and payments received. As of March 31, and June 30, 2001, amounts due from affiliates approximated $764 and $69,575, respectively, with the majority of the balance due from Dynamic Life, a subsidiary of Dynamic Health Products, Inc. As of March 31, and June 30, 2001, amounts due to affiliates approximated $74,553 and $136,095, respectively, primarily representing amounts due to both Drugmax, Inc. and Dynamic Health Products, Inc.

         On June 30, 2001, $37,500 of cumulative preferred dividends earned as a feature of the redeemable preferred stock outstanding were paid to BJ Capital, Ltd, an affiliate of the Company and the holder of the 150,000 shares of the preferred stock outstanding.


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

General

       We manufacture, package and ship high-quality private label dietary supplements, over-the-counter drugs, and health and beauty care products for companies worldwide from our two manufacturing locations. Through our wholly-owned subsidiary, Breakthrough Engineered Nutrition, Inc. ("Breakthrough"), we market the Company's product line, Lean Protein(TM). Through our wholly-owned subsidiary, Go2PBM Services, Inc., we administer pharmacy benefit management services to health plans for unions, insurance companies, and other self-insured companies.


Results of Operations

Overview

         The Company derives its revenues from developing, manufacturing, wholesaling and distributing a wide variety of non-prescription dietary supplements, and health and beauty care products in addition to providing pharmacy benefit management services. Revenues are billed and recognized as product is produced and shipped, net of discounts, allowances, returns and credits. Cost of goods sold is comprised of direct manufacturing and material product costs, direct personnel compensation and other statutory benefits and indirect costs relating to labor to support product manufacture and the warehousing of production and other manufacturing overhead as well as for prescription and claim-related costs attributable to providing pharmacy benefit management services. Research and development expenses are charged against cost of goods sold as incurred. Selling, general and administrative costs include management and general office salaries, advertising and promotional expenses, sales and marketing and other indirect operating costs. Interest and other income (expense) consists primarily of interest expense associated with borrowings to finance capital equipment expenditures and other working capital needs.

Three Months Ended June 30, 2001 Compared To Three Months Ended June 30, 2000

         Revenues. Total revenues increased approximately $253,000, or 16.5%, to approximately $1,789,000 for the three months ended June 30, 2001, as compared to approximately $1,536,000 for the three months ended June 30, 2000. Pharmacy benefit management revenues increased approximately $377,000 for the three months ended June 30, 2001, as compared to $0 for the three months ended June 30, 2000. The increase is primarily attributable to the absence of revenues in the corresponding period, as Go2PBM Services, Inc. commenced operations recording its first sales during March 2001. Distribution revenues increased approximately $75,000 for the three months ended June 30, 2001, as compared to $0 for the three months ended June 30, 2000. The increase is primarily attributable to the absence of revenues in the corresponding period, as Breakthrough commenced operations during April 2000 and recorded its first sales during July 2000. Manufacturing revenues decreased approximately $198,000, or 12.9%, to approximately $1,337,000 for the three months ended June 30, 2001, as compared to approximately $1,536,000 for the corresponding period. The decrease in manufacturing revenues was primarily caused by the decrease in manufacturing for certain affiliated companies.

         Gross profit. Total gross profit decreased approximately $282,000, or 43.9%, to approximately $360,000 for the three months ended June 30, 2001, as compared to approximately $642,000 for the three months ended June 30, 2000. Total gross margins decreased from 41.8% for the three months ended June 30, 2000, to 20.1% for the three months ended June 30,2001. Pharmacy benefit management gross profits increased approximately $64,000 for the three months ended June 30, 2001, as compared to $0 for the three months ended June 30, 2000. Pharmacy benefit management gross margin was 17.1% for the three months ended June 30, 2001. The increase is primarily attributable to the absence of revenues and related gross profits in the corresponding period based on the date operations commenced. Distribution gross profit increased approximately $35,000 for the three months ended June 30, 2001, as compared to $0 for the three months ended June 30, 2000. Distribution gross margin was 46.3% for the three months ended June 30, 2001. The increase is primarily attributable to the absence of revenues and related gross profits in the corresponding period based on the date operations commenced and when initial revenues and initial related cost of sales were recorded. Manufacturing gross profit decreased approximately $380,000, or 59.3%, to approximately $261,000 for the three months ended June 30, 2001, as compared to approximately $642,000 in the corresponding period in 2000. For the three months ended June 30, 2001, manufacturing gross margin decreased to 20.0%, from 41.8% in the corresponding period in 2000. The decrease is primarily attributable to a current change in our sales portfolio that is yielding lower gross margins in addition to the hiring of additional chemists, quality assurance and quality control personnel in order to meet and exceed the higher standards required to gain more attractive gross-margined nutricuetical manufacturing contracts in the future.

         Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of advertising and promotional expenses; personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and amortization expense. Selling, general and administrative expenses increased approximately $172,000, or 31.0%, to approximately $725,000 for the three months ended June 30, 2001, as compared to approximately $553,000 in the corresponding period. The increase is primarily attributable to additional advertising and promotional expenses associated with our distribution segment, rents, as well as payroll expenses and costs associated with fringe benefits to support our plans for distribution and manufacturing growth. As a percentage of sales, selling, general and administrative expenses increased to 40.5% for the three months ended June 30, 2001 from 36.0% in the corresponding period in 2000.

         Interest income (expense), net. Interest expense, net of interest income, decreased approximately $58,000 to approximately $7,000 for the three months ended June 30, 2001, from approximately $65,000 for the three months ended June 30, 2000. The decrease in net interest expense is primarily attributable to lower interest expense due to decreased balances outstanding due to continued principal payments as applied to outstanding obligations in addition to increased interest income earned on the initial public offering funds.

         Income taxes. At June 30, 2001, the Company had neither amounts recorded for a current or a deferred income tax liability, nor any income tax expense recorded for the three months ended June 30, 2001, due to available operating loss carryforwards.


Financial Condition, Liquidity and Capital Resources

         The Company has financed its operations through available borrowings under its credit line facilities, loans from within the Company, cash provided from operations and cash provided from the proceeds received from our initial public offering consummated. The Company had working capital of approximately $3,728,000 at June 30, 2001, inclusive of current portion of long-term obligations and credit facilities, as compared to a working capital of approximately $4,791,000 at March 31, 2001. The decline in working capital is primarily attributable to the Company's investment of funds into accounts receivable financing, inventories, manufacturing equipment and manufacturing plant leasehold improvements all of which is inline with the Company's business plan and is currently forecasted to bring additional competitive business in the future.

         Net cash provided by operating activities was approximately $21,000 for the three months ended June 30, 2001, as compared to net cash provided by operating activities of approximately $189,000 for the three months ended June 30, 2000. Cash provided was primarily attributable to a decrease in prepaids and other current assets of approximately $268,000, an increase of approximately $171,000 in accounts payable all of which is partially offset by an increase in accounts receivable of approximately $40,000, an increase of inventories of approximately $79,000 and a decrease in accrued expenses of approximately $50,000.

         Net cash used in investing activities was approximately $558,000, representing the purchase of plant equipment and plant leasehold modifications.

         Net cash used in financing activities was approximately $159,000, primarily attributable to payments on long-term obligations of approximately $108,000, payments made on related party obligations of approximately $14,000 and payments of preferred dividends of approximately $38,000.

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


Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Use of proceeds from the effective date of the offering, November 7, 2000 through June 30, 2001, is presented as follows:

         Manufacturing equipment and facilities:              $  687,579
         Debt retirement:                                     $1,386,843
         Business expansion:                                  $  735,422
         Working capital and general corporate purposes:      $  667,104

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

Item 5.  OTHER INFORMATION.

         Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

         None.

         (b) Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the applicable period.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         Go2Pharmacy, Inc.


Date: August 13, 2001                    By: /s/ Mihir K.Taneja
                                             ----------------------------------
                                         Mihir K. Taneja
                                         Chief Executive Officer, Secretary
                                            and Director


Date: August 13, 2001                    By: /s/ Carol Dore-Falcone
                                             -----------------------------------
                                         Carol Dore-Falcone
                                         Vice President, Chief Financial Officer