Form 10QSB
period 2001-09-30
GO2PHARMACY COM INC
filed 2001-11-14
CIK 1098315

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF
                 1934 For the quarter ended September 30, 2001

                                       or

                  [_] TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 333-92849


                                GO2PHARMACY, INC.
        (Exact name of small business issuer as specified in its charter)


            STATE OF FLORIDA                                59-2600232
            ----------------                                ----------
           (State or other jurisdiction of                  (IRS Employer
           incorporation or organization)                   Identification No.)


           6950 Bryan Dairy Road, Largo, Florida                 33777
           -------------------------------------                 -----
           (Address of principal executive offices)            (Zip Code)


         Issuer's telephone number, including area code: (727) 544-8866


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

The number of shares outstanding of the Issuer's common stock at $.01 par value as of November 9, 2001 was 7,025,000.

                         PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

                       GO2PHARMACY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                             March 31,          September 30,
                                                               2001                 2001
                                                       -------------------     ---------------
                                                            (Audited)           (Unaudited)
                        ASSETS

Current assets:
      Cash and cash equivalents                          $   3,280,585         $   1,928,000
      Certificate of deposit, restricted                       650,000               650,000
      Acccounts receivable, net                                798,175             1,170,853
      Inventories, net                                       1,799,737             1,936,766
      Prepaid expenses and other current assets                478,803               145,815
      Due from affiliates                                          764                68,829
                                                         -------------         -------------
Total current assets                                         7,008,064             5,900,263

Property, leaseholds and equipment, net                      1,053,052             1,649,014

Intangible assets, net                                       1,206,255             1,138,128

Other assets                                                   160,340               147,967
                                                         -------------         -------------
Total assets                                             $   9,427,711         $   8,835,372
                                                         =============         =============
         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                   $     870,811         $   1,209,557
      Credit lines payable                                     647,789               647,789
      Current portion of long-term obligations                 388,941               326,051
      Accrued expenses                                         361,753               247,042
      Obligations to related parties                            23,230                17,384
      Obligations to affiliates                                 74,553               119,370
                                                         -------------         -------------
Total current liabilities                                    2,367,077             2,567,193

Long-term obligations, less current portion                    624,419               528,612
                                                         -------------         -------------
Total liabilities                                            2,991,496             3,095,805
                                                         -------------         -------------

Redeemable series A preferred stock, no par value,
      150,000 shares authorized; 150,000 shares
      Issued and outstanding, at face value                  1,500,000             1,500,000

Commitments and contingencies

Shareholders' equity :
      Preferred stock, no par value, 5,850,000
        Shares authorized; no shares issued
        And outstanding                                              -                     -

      Common stock, $.01 par value; 24,000,000
       shares authorized; 7,025,000 shares issued and
      outstanding                                               70,250                70,250
       Additional paid in
      capital                                               29,944,240            29,953,495
      Retained earnings (deficit)                          (25,078,275)          (25,784,178)

                                                         -------------         -------------
Total shareholders' equity                                   4,936,215             4,239,567
                                                         -------------         -------------
Total liabilities and shareholders' equity                $  9,427,711         $   8,835,372
                                                         =============         =============

     See accompanying notes to condensed consolidated financial statements.

                       GO2PHARMACY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                            Three Months Ended            Six Months Ended
                                               September 30,                September 30,
                                        ---------------------------   -------------------------
                                            2000           2001          2000           2001
                                        -----------    ------------   -----------    ----------
Revenues:

  PBM                                   $         -    $    338,296   $         -    $  715,150
  Distribution                              327,886           3,973       327,886        78,737
  Manufacturing                           1,014,312       1,501,865     2,550,150     2,838,172
                                        -----------    ------------   -----------    ----------
 Total revenues                           1,342,198       1,844,134     2,878,036     3,632,059
                                        -----------    ------------   -----------    ----------
 Cost of goods sold:

  PBM                                             -         263,513             -       576,022
  Distribution                              196,547          50,009       196,547        90,185
  Manufacturing                             661,092       1,022,122     1,555,351     2,098,366
                                        -----------    ------------   -----------    ----------
 Total cost of goods sold                   857,639       1,335,644     1,751,898     2,764,573
                                        -----------    ------------   -----------    ----------

 Gross profit:

 PBM                                              -          74,783             -       139,128
 Distribution                               131,339         (46,036)      131,339       (11,448)
 Manufacturing                              353,220         479,743       994,799       739,806
                                        -----------    ------------   -----------    ----------
 Total gross profit                         484,559         508,490     1,126,138       867,486
                                        -----------    ------------   -----------    ----------

 Selling, general and
  administrative expenses                   609,412         758,698     1,148,112     1,483,788
                                        -----------    ------------   -----------    ----------

 Operating income (loss) before
  Other income and expense                 (124,853)       (250,208)      (21,974)     (616,302)

 Other income (expense),net:

 Other income (expense), net                112,602               -       112,694         6,158
 Interest expense,net                       (57,899)        (14,800)     (122,411)      (20,759)
                                        -----------    ------------   -----------    ----------
 Total other income (expense), net           54,703         (14,800)       (9,717)      (14,601)
                                        -----------    ------------   -----------    ----------
 Income (loss) before income taxes          (70,150)       (265,008)      (31,691)     (630,903)
 Income taxes                                     -               -             -             -
                                        -----------    ------------   -----------    ----------
 Net income (loss)                      $   (70,150)   $   (265,008)  $   (31,691)   $ (630,903)

 Preferred stock dividends                        -          37,500             -        75,000
                                        -----------    ------------   -----------    ----------
 Net income (loss) available
 To common shareholders                 $   (70,150)   $   (302,508)  $   (31,691)   $ (705,903)
                                        ===========    ============   ===========    ==========

 Basic and diluted income(loss) per     $      (.02)   $       (.04)  $      (.01)   $     (.10)
 share
                                        ===========    ============   ===========    ==========

 Basic and diluted weighted average
 Number of common shares outstanding      3,000,000       7,025,000     3,000,000     7,025,000
                                        ===========    ============   ===========    ==========

See accompanying notes to condensed consolidated financial statements.

                       GO2PHARMACY, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS


                                                                    Six Months Ended September 30,
                                                                 ---------------------------------
                                                                    2000                  2001
                                                                 -------------    ----------------
                                                                   (Unaudited)    (Unaudited)
Cash flows from operating activities:
 Net income (loss)                                               $    (31,691)     $       (630,903)
 Adjustments to reconcile net income (loss)
   to net cash from operating activities:
   Depreciation and amortization                                      149,826               226,607
  Changes in operating assets and liabilities:
   Accounts receivable, net                                           320,159              (372,678)
   Inventory, net                                                    (180,718)             (137,029)
   Prepaid expenses and other current assets                         (139,488)              402,112
   Other assets                                                      (161,441)                3,495
   Accounts payable                                                   180,585               338,746
   Accrued expenses                                                   154,516              (114,711)
   Due from affiliates, net                                                 -               (29,094)
                                                                 ------------         -------------

   Net cash provided by (used in)
       operating activities                                           291,748              (313,455)

Cash flows from investing activities:
 Purchases of property, leaseholds and equipment                      (42,056)             (822,098)
 Collection on notes receivable                                                               8,878
                                                                 ------------         -------------

   Net cash used in investing activities                              (42,056)             (813,220)

Cash flows from financing activities:

 Net change in credit lines payable                                  (208,173)                    -
 Proceeds from issuance of long-term obligations                       10,522                     -
 Payments of long-term obligations                                   (119,624)             (116,450)
 (Increase) decrease in due from affiliates, net                       43,952                     -
 Proceeds from issuance of related party obligations                  104,951                     -
   Payments of related party obligations                              (17,000)              (21,960)
   Payment of preferred stock dividends                                     -               (37,500)
                                                                 ------------         -------------
   Net cash used in financing activities                             (185,372)             (225,910)
                                                                 ------------         -------------
  Net increase (decrease) in cash                                      64,320            (1,352,585)
  Cash at beginning of period                                               -             3,280,585
                                                                 ------------         -------------
Cash at end of period                                            $     64,320         $   1,928,000
                                                                 ============         =============

    See accompanying notes to condensed consolidated financial statements.

                      GO2PHARMACY, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
                             CONTINUED (UNAUDITED)


                                                                                                      Six Months
                                                                         Six Months Ended                Ended
                                                                          September 30,              September 30,
                                                                               2000                      2001
                                                                     ----------------------    ---------------------
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                            $              117,740    $              67,673
                                                                     ======================    =====================
 Cash paid during the period for income taxes                        $                    -    $                   -
                                                                     ======================    =====================

     See accompanying notes to condensed consolidated financial statements.

                      GO2PHARMACY, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 2001


NOTE A-BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2000 and 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company's Form-10KSB as of and for the years ended March 31, 2000 and 2001 as filed June 28, 2001.

NOTE B-PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements as of March 31, 2001 and for the three and six months ended September 30, 2001 include the accounts of Go2Pharmacy, Inc. (the "Company"), ("Go2"), which is continuing to doing manufacturing business as Innovative Health Products, Inc. ("Innovative"), and its Florida wholly-owned subsidiaries Breakthrough Engineered Nutrition, Inc. ("Breakthrough"), Belcher Pharmaceuticals, Inc., ("Belcher") and Go2PBM Services, Inc. ("PBM"). Significant intercompany balances and transactions have been eliminated in consolidation.

         The condensed consolidated financial statements for the three and six months ended September 30, 2000 include the accounts of Innovative and Breakthrough.


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

         The Company commenced operations for its pharmacy benefit management segment during March 2001. Based on the date of commencing initial operations, financial segment data related to its revenues, gross profits, and operating income are only included for the three and six months ended September 30, 2001.

         In addition to the condensed segment information as presented on the face of the statements of operations for the three and six months ended September 30, 2000 and 2001, as required by SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" are as follows:

                                  Three months ended          Six months ended
                                     September 30,               September 30,
                               -------------------------------------------------
                                  2000          2001         2000          2001
                                                   (Unaudited)


Operating income (loss):
Corporate                      $        -      $ (72,103)  $      -  $ (143,165)
PBM                                     -         74,751          -     133,312
Distribution                       73,757       (131,906)    38,213    (177,508)
Manufacturing                   ( 198,230)      (120,950)   (60,187)   (428,941)


                                  As of March 31, 2001  As of September 30, 2001
                                        (Audited)             (Unaudited)
                               -------------------------------------------------

Assets:
Corporate                                   $3,924,600               $2,640,696
PBM                                            106,838                  192,205
Distribution                                   670,813                  535,036
Manufacturing                                4,725,460                5,467,435



NOTE D-RELATED PARTY TRANSACTIONS

         Amounts due from affiliates and amounts due to affiliates represent balances owed to or amounts owed by the Company for sales occurring in the normal course of business. Amounts due from and amounts due to these affiliates are in the nature of trade receivables or payables and fluctuate based on sales volume and payments received. As of March 31, and September 30, 2001, amounts due from affiliates approximated $764 and $68,829, respectively. As of September 30, 2001, the $68,829 balance outstanding was comprised of approximately $43,500 due from Dynamic Life Korea, a subsidiary of Dynamic Health Products, Inc. and approximately $21,500 due from Labelclick, Inc., an affiliate of the Chairman. As of March 31, and September 30, 2001, amounts due to affiliates approximated $74,553 and $119,370, respectively, primarily representing amounts due to both Drugmax, Inc. and Dynamic Health Products, Inc., affiliates of the Chairman. Included in the $119,370 as of September 30, 2001, is $37,500 of cumulative preferred dividends earned quarterly as a feature of the redeemable preferred stock outstanding, due and payable to JB Capital Ltd., ("JB") formerly known as BJ Capital, Ltd, an affiliate of the Company and the holder of the 150,000 shares of the preferred stock outstanding. The $37,500 was remitted to JB on October 1, 2001.


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

Results of Operations

Overview

         The Company derives its revenues from developing, manufacturing, wholesaling and distributing a wide variety of non-prescription dietary supplements, and health and beauty care products in addition to providing pharmacy benefit management services. Revenues are billed and recognized as product is produced and shipped, net of discounts, allowances, returns and credits. Cost of goods sold is comprised of direct manufacturing and material product costs, direct personnel compensation and other statutory benefits and indirect costs relating to labor to support product manufacture and the warehousing of production and other manufacturing overhead as well as for prescription and claim-related costs attributable to providing pharmacy benefit management services. Research and development expenses are charged against cost of goods sold as incurred. Selling, general and administrative costs include management and general office salaries, advertising and promotional expenses, sales and marketing and other indirect operating costs. Interest and other income (expense) consists primarily of interest expense associated with borrowings to finance capital equipment expenditures and other working capital needs as partially offset by interest income earned.

Three Months Ended September 30, 2001 Compared To Three Months September 30,
2000

         Revenues. Total revenues increased approximately $502,000, or 37.4%, to approximately $1,884,000 for the three months ended September 30, 2001, as compared to approximately $1,342,000 for the three months ended September 30, 2000. Pharmacy benefit management revenues increased approximately $338,000 for the three months ended September 30, 2001, as compared to $0 for the three months ended September 30, 2000. The increase results from the absence of revenues in the corresponding period, as Go2PBM Services, Inc. commenced operations recording its first sales during March 2001. Distribution revenues decreased approximately $324,000 for the three months ended September 30, 2001, as compared to $328,000 for the three months ended September 30, 2000. The decrease is primarily attributable to a temporary interruption in manufacturing our Lean Protein product line for distribution due to a change in manufacturing locations. Manufacturing of our distribution product resumed during October 2001. Manufacturing revenues increased approximately $488,000, or 48.1%, to approximately $1,502,000 for the three months ended September 30, 2001, as compared to approximately $1,014,000 for the corresponding period. The increase in manufacturing revenues was primarily caused by increased sales volumes to new, nonaffiliate, customers.

         Gross profit. Total gross profit increased approximately $24,000, or 5%, to approximately $508,000 for the three months ended September 30, 2001, as compared to approximately $485,000 for the three months ended September 30, 2000. Total gross margins decreased from 36.1% for the three months ended September 30, 2000, to 27.6% for the three months ended September 30, 2001. Pharmacy benefit management gross profits increased approximately $75,000 for the three months ended September 30, 2001, as compared to $0 for the three months ended September 30, 2000. Pharmacy benefit management gross margin was 22.1% for the three months ended September 30, 2001. The increase is primarily attributable to the absence of revenues and related gross profits in the corresponding period based on the date operations commenced. Distribution gross profit decreased approximately $177,000 to approximately $(46,000) for the three months ended September 30, 2001, as compared to $131,000 for the three months ended September 30, 2000. The decrease is primarily attributable to the temporary interruption in manufacturing of the distribution product line in addition to the charge off of approximately $44,000 in obsolete raw material and finished product inventory. Manufacturing gross profit increased approximately $127,000, or 35.8%, to approximately $480,000 for the three months ended September 30, 2001, as compared to approximately $353,000 in the corresponding period in 2000. For the three months ended September 30, 2001, manufacturing gross margin decreased to 31.9%, from 34.8% in the corresponding period in 2000. The decrease is primarily attributable to a current change in our sales portfolio that is yielding slightly higher gross margins as offset by the hiring of additional chemists, quality assurance and quality control personnel in order to meet and exceed the higher standards required to maintain, and continue to add, more attractive gross-margined nutriceutical-manufacturing contracts in the future.

         Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of advertising and promotional expenses; personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and amortization expense. Selling, general and administrative expenses increased approximately $149,000, or 24.5%, to approximately $759,000 for the three months ended September 30, 2001, as compared to approximately $609,000 in the corresponding period. The increase is primarily attributable to additional advertising and promotional expenses associated with our distribution segment, rents, as well as payroll expenses and costs associated with fringe benefits to support our plans for distribution and manufacturing growth. As a percentage of sales, selling, general and administrative expenses decreased to 41.1% for the three months ended September 30, 2001 from 45.4% in the corresponding period in 2000.

         Interest income (expense), net. Interest expense, net of interest income, decreased approximately $43,000 to approximately $15,000 for the three months ended September 30, 2001, from approximately $58,000 for the three months ended September 30, 2000. The decrease in net interest expense is primarily attributable to lower interest expense due to decreased balances outstanding due to continued principal payments as applied to outstanding obligations in addition to the partial offset created by the interest income earned on the initial public offering funds.

         Income taxes. At September 30, 2001, the Company had neither amounts recorded for a current or a deferred income tax liability, nor any income tax expense recorded for the three months ended September 30, 2001, due to available operating loss carryforwards.


Six Months Ended September 30, 2001 Compared To Six Months Ended September 30, 2000

         Revenues. Total revenues increased approximately $754,000, or 26.2%, to approximately $3,632,000 for the six months ended September 30, 2001, as compared to approximately $2,878,000 for the six months ended September 30, 2000. Pharmacy benefit management revenues increased approximately $715,000 for the six months ended September 30, 2001, as compared to $0 for the six months ended September 30, 2000. The increase results from the absence of revenues in the corresponding period, as Go2PBM Services, Inc. commenced operations recording its first sales during March 2001. Distribution revenues decreased approximately $249,000 to $79,000 for the six months ended September 30, 2001, as compared to $328,000 for the six months ended September 30, 2000. The decrease results primarily from the absence of revenues for the three month period ended September 30, 2001 due to a temporary interruption in manufacturing our Lean Protein product line for distribution due to a change in manufacturing locations. Manufacturing of our distribution product resumed during October 2001. Manufacturing revenues increased approximately $288,000, or 11.3%, to approximately $2,838,000 for the six months ended September 30, 2001, as compared to $2,550,000 for the corresponding period. The increase is primarily attributable to increased sales volume to new, nonaffiliate, customers.

         Gross profit. Total gross profit decreased approximately $259,000, or 23.0%, to approximately $867,000 for the six months ended September 30, 2001, as compared to approximately $1,126,000 for the six months ended September 30, 2000. Total gross margins decreased from 39.1% for the six months ended September 30, 2000 to 23.9% for the six months ended September 30, 2001. Pharmacy benefit management gross profits increased approximately $139,000 for the six months ended September 30, 2001, as compared to $0 for the six months ended September 30, 2000. Pharmacy benefit management gross margin was 19.5% for the six months ended September 30, 2001. The increase is primarily attributable to the absence of revenues and related gross profits in the corresponding period based on the date operations commenced. Distribution gross profit decreased approximately $143,000 to $(11,000) for the six months ended September 30, 2001, as compared to $131,000 for the six months ended September 30, 2000. The decrease is primarily attributable to the temporary interruption in manufacturing of the distribution product line in addition to the charge off of approximately $44,000 in obsolete raw material and finished product inventory. Manufacturing gross profit decreased approximately $255,000, or 25.6%, to approximately $740,000 for the six months ended September 30, 2001, as compared to approximately $995,000 in the corresponding period. For the six months ended September 30, 2001, manufacturing gross margin decreased to 26.0%, from 39.0% in the corresponding period. The decrease was primarily attributable to a change in the mix of sales for the first three months of the period which yielded a lower gross profit, the hiring of additional chemists, quality assurance and quality control personnel all of which is partially offset by an improvement in the sales portfolio gross margin yield during the last three months of this period in addition to improved pricing on certain purchased raw materials.

         Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of advertising and promotional expenses; personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and amortization expense. Selling, general and administrative expenses increased approximately $336,000, or 29.2%, to approximately $1,484,000 for the six months ended September 30, 2001, as compared to approximately $1,148,000 in the corresponding period. The increase was primarily attributable to additional advertising and promotional expenses associated with our distribution segment, rents, as well as payroll expenses and costs associated with fringe benefits to support our growth plans in the areas of distribution and manufacturing. As a percentage of sales, selling, general and administrative expenses increased slightly to 40.9% for the six months ended September 30, 2001 from 39.9% in the corresponding period.

         Interest income (expense), net. Interest expense, net of interest income, decreased approximately $102,000 to approximately $21,000 for the six months ended September 30, 2001 from approximately

$122,000 for the six months ended September 30, 2000. The decrease in net interest expense is primarily attributable to lower interest expense due to decreased balances outstanding due to continued principal payments as applied to outstanding obligations in addition to the partial offset created by the interest income earned on the initial public offering funds.

         Income taxes. At September 30, 2001, the Company had no amounts recorded for a current or a deferred income tax liability nor do we have any income tax expense recorded for the six months ended September 30, 2001 due to available operating loss carryforwards.

         Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three and six months ended September 30, 2000 and 2001. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

         The Company has financed its operations through available borrowings under its credit line facilities, loans from within the Company, cash provided from operations and cash provided from the proceeds received from our initial public offering. The Company had working capital of approximately $3,333,000 at September 30, 2001, inclusive of current portion of long-term obligations and credit facilities, as compared to a working capital of approximately $4,641,000 at March 31, 2001. The decline in working capital is primarily attributable to the Company's investment of funds into accounts receivable financing, inventories, manufacturing equipment and manufacturing plant leasehold improvements all of which is inline with the Company's business plan and is currently forecasted to bring additional competitive business in the future.

         Net cash used in operating activities was approximately $313,000 for the six months ended September 30, 2001, as compared to net cash provided by operating activities of approximately $292,000 for the six months ended September 30, 2000. Cash used was primarily attributable to a decrease in prepaids and other current assets of approximately $402,000 and an increase of approximately $339,000 in accounts payable all of which is offset by an increase in accounts receivable of approximately $373,000, increase in inventories of approximately $137,000 and a decrease in accrued expenses of approximately $115,000.

         Net cash used in investing activities was approximately $813,000, primarily representing the purchase of plant equipment and plant leasehold modifications.

         Net cash used in financing activities was approximately $226,000, primarily attributable to payments on long-term obligations of approximately $116,000, payments made on related party obligations of approximately $22,000 and payments of preferred dividends of approximately $38,000.

         Management believes that cash expected to be generated from operations, current cash reserves, and existing financial arrangements will be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. The Company's future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities, expected results from recent procedural changes surrounding the acceptance of manufacturing sales orders, and possible acquisitions. In particular, if cash flows from operations and available credit facilities are not sufficient, it will be necessary for the Company to seek additional financing. There can be no assurance that such financing will be available in amounts and on terms acceptable to the Company.


                          Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

         From time to time the Company is subject to litigation incidental to its business. Such claims, if successful, could exceed applicable insurance coverage. The Company is not currently a party to any material legal proceedings.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Use of proceeds from the effective date of the offering, November 7, 2000 through September 30, 2001, is presented as follows:

         Manufacturing equipment and facilities:              $   770,538
         Debt retirement:                                     $ 1,386,843
         Business expansion:                                  $ 1,245,606
         Working capital and general corporate purposes:      $   780,542

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




                                         Go2Pharmacy, Inc.


Date: November 14, 2001                  By: /s/ Mihir K.Taneja
                                            -------------------
                                         Mihir K. Taneja
                                         Chief Executive Officer, Secretary and
                                         Director


Date: November 14, 2001                  By: /s/ Carol Dore-Falcone
                                            -----------------------
                                         Carol Dore-Falcone
                                         Vice President, Chief Financial
                                         Officer