Form 10QSB
period 2001-12-31
GO2PHARMACY COM INC
filed 2002-02-14
CIK 1098315

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB



                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended December 31, 2001


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


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No


The number of shares outstanding of the Issuer's common stock at $.01 par value as of February 11, 2002 was 7,025,000.

                        PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

                      GO2PHARMACY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,                     December 31,
                                                                                      2001                            2001
                                                                                  ------------                    ------------
                                                                                    (Audited)                      (Unaudited)
                        ASSETS

Current assets:
      Cash and cash equivalents                                                   $  3,280,585                    $  1,019,901

      Certificate of deposit, restricted                                               650,000                         650,000
      Accounts receivable, net                                                         798,175                       1,086,192
      Inventories, net                                                               1,799,737                       1,939,043
      Prepaid expenses and other current assets                                        478,803                         300,831
      Due from affiliates                                                                  764                         221,619
                                                                                  ------------                    ------------
Total current assets                                                                 7,008,064                       5,217,586

Property, leaseholds and equipment, net                                              1,053,052                       1,614,661

Intangible assets, net                                                               1,206,255                       1,104,070

Other assets                                                                           160,340                         156,216
                                                                                  ------------                    ------------
Total assets                                                                      $  9,427,711                    $  8,092,533
                                                                                  ============                    ============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                            $    870,811                    $    985,526
      Credit lines payable                                                             647,789                         647,789
      Current portion of long-term obligations                                         388,941                         444,391
      Accrued expenses                                                                 361,753                         290,543
      Obligations to related parties                                                    23,230                           3,040
      Obligations to affiliates                                                         74,553                          79,233
                                                                                  ------------                    ------------
Total current liabilities                                                            2,367,077                       2,452,120
Long-term obligations, less current portion                                            624,419                         519,307
                                                                                  ------------                    ------------
Total liabilities                                                                    2,991,496                       2,971,427
                                                                                  ------------                    ------------

Redeemable series A preferred stock, no par value,
      150,000 shares authorized; 150,000 shares
      Issued and outstanding, at face value                                          1,500,000                       1,500,000

Commitments and contingencies

Shareholders' equity :
      Preferred stock, no par value, 5,850,000
        Shares authorized; no shares issued And outstanding                                 --                              --

      Common stock, $.01 par value; 24,000,000
       shares authorized; 7,025,000 shares issued and outstanding                       70,250                          70,250
       Additional paid in  capital                                                  29,944,240                      29,953,495
      Retained earnings (deficit)                                                  (25,078,275)                    (26,402,639)


                                                                                  ------------                    ------------
Total shareholders' equity                                                           4,936,215                       3,621,106
                                                                                  ------------                    ------------
Total liabilities and shareholders' equity                                        $  9,427,711                    $  8,092,533
                                                                                  ============                    ============


    See accompanying notes to condensed consolidated financial statements.

                       GO2PHARMACY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     Three Months Ended               Nine Months Ended
                                                        December 31,                     December 31,
                                                ----------------------------    ----------------------------
                                                    2000            2001           2000             2001
                                                ------------    ------------    ------------    ------------
Revenues:
PBM                                             $          -    $    521,607    $          -    $  1,236,999
Distribution                                          18,844         162,788         346,723         232,994
Manufacturing                                        976,335       1,064,369       3,526,487       3,768,070
                                                ------------    ------------    ------------    ------------
Total revenues                                  $    995,179    $  1,748,764    $  3,873,210    $  5,238,063
                                                ------------    ------------    ------------    ------------

Cost of goods sold:

PBM                                             $          -    $    437,031    $          -    $  1,013,054
Distribution                                          12,792          54,196         209,339         128,702
Manufacturing                                        754,500         847,789       2,309,850       2,961,185
                                                ------------    ------------    ------------    ------------
Total cost of goods sold                        $    767,292    $  1,339,016    $  2,519,189    $  4,102,941
                                                ------------    ------------    ------------    ------------

Gross profit:
PBM                                             $          -    $     84,576    $          -    $    223,945
Distribution                                           6,052         108,592         137,384         104,292
Manufacturing                                        221,835         216,580       1,216,637         806,885
                                                ------------    ------------    ------------    ------------
Total gross profit                              $    227,887    $    409,748    $  1,354,021    $  1,135,122
                                                ------------    ------------    ------------    ------------
Marketing Expense                                 23,625,000               -      23,625,000
Selling, general and
  Administrative expenses                            622,042         815,628       1,770,158       2,300,060
                                                ------------    ------------    ------------    ------------

Operating income (loss) before
  Other income and expense                      $(24,019,155)   $   (405,880)   $(24,041,137)   $ (1,164,938)

Other income (expense),net:

Other income (expense), net                            4,276          (2,745)        116,971           3,412
Interest expense,net                                 (32,540)        (29,336)       (154,945)        (50,337)
                                                ------------    ------------    ------------    ------------
Total other income (expense), net               $    (28,264)   $    (32,081)   $    (37,974)   $    (46,925)
                                                ------------    ------------    ------------    ------------

Income (loss) before income taxes                (24,047,419)       (437,961)    (24,079,111)     (1,211,863)
Income taxes                                               -               -               -               -
                                                ------------    ------------    ------------    ------------

Net income (loss)                                (24,047,419)       (437,961)    (24,079,111)     (1,211,863)
Preferred stock dividends                             37,500          37,500         187,500         112,500
                                                ------------    ------------    ------------    ------------

Net income (loss) available
To common shareholders                          $(24,084,919)   $   (475,461)   $(24,266,611)   $ (1,324,363)
                                                ============    ============    ============    ============

Basic and diluted income(loss) per share        $      (4.46)   $       (.07)   $      (4.49)   $       (.19)
                                                ============    ============    ============    ============

Basic and diluted weighted average
Number of common shares outstanding                5,400,272       7,025,000       5,400,272       7,025,000
                                                ============    ============    ============    ============

    See accompanying notes to condensed consolidated financial statements.

                      GO2PHARMACY, INC. AND SUBSIDIARIES
                           STATEMENTS OF CASH FLOWS

                                                                          Nine Months Ended December 31,
                                                                 ------------------------------------------------
                                                                        2000                           2001
                                                                 -----------------              -----------------
                                                                    (Unaudited)                    (Unaudited)
Cash flows from operating activities:
 Net income (loss)                                               $     (24,266,611)             $      (1,211,863)
 Adjustments to reconcile net income (loss)
  to net cash from operating activities:
  Common stock issued for marketing costs                               23,625,000                             --
  Provision for obsolete inventory                                          45,000                         60,000
  Provision for uncollectible accounts                                          --                         40,000
  Depreciation and amortization                                            225,953                        348,150
  Changes in operating assets and liabilities:
   Accounts receivable                                                     133,021                       (321,180)
   Inventory                                                              (238,499)                      (199,306)
   Prepaid expenses and other current assets                              (184,042)                       177,972
   Other assets                                                           (203,440)                        (4,754)
   Accounts payable                                                         10,798                        127,837
   Preferred stock dividends payable                                       187,500
   Accrued expenses                                                        224,306                        (71,210)
   Due from affiliates, net                                                     --                       (216,175)
                                                                 -----------------              -----------------

   Net cash used in operating activities                         $        (441,014)             $      (1,270,529)

Cash flows from investing activities:
 Purchases of property, leaseholds and equipment                           (74,359)                      (794,608)
 Collection on notes receivable                                                 --                          8,878
                                                                 -----------------              -----------------

   Net cash used in investing activities                         $         (74,359)             $        (785,730)

Cash flows from financing activities:
 Proceeds from issuance of common stock                                  6,655,705                             --
 Net change in credit lines payable                                       (608,140)                            --
 Proceeds from issuance of long-term obligations                            79,324                        204,456
 Payments of long-term obligations                                        (193,652)                      (254,118)
 Increase/(decrease) in due to Dynamic, net                               (663,427)                            --
 (Increase) decrease in due from affiliates, net                            77,558                             --
 Proceeds from issuance of related party obligations                       148,183                             --
   Payments of related party obligations                                  (140,182)                       (42,263)
   Proceeds from capital contribution                                       60,000                             --
   Payments of registration expenses                                      (122,861)                            --
   Payments of preferred stock dividends                                        --                       (112,500)
                                                                 -----------------              -----------------
   Net cash provided by (used in) financing activities           $       5,292,508              $        (204,425)
                                                                 -----------------              -----------------

Net increase (decrease) in cash                                          4,777,135                     (2,260,684)
Cash at beginning of period                                                     --                      3,280,585
                                                                 -----------------              -----------------
Cash at end of period                                            $       4,777,135              $       1,019,901
                                                                 =================              =================

    See accompanying notes to condensed consolidated financial statements.

                      GO2PHARMACY, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
                             CONTINUED (UNAUDITED)

                                                                                               Nine Months
                                                                    Nine Months Ended             Ended
                                                                      December 31,             December 31,
                                                                          2000                    2001
                                                                    -----------------      ----------------

Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                                $  161,096        $        101,160
                                                                     ==============        ================
 Cash paid during the period for income taxes                                     -        $              -
                                                                     ==============        ================

 Issuance of 3,000,000 shares of common stock to complete
  the merger of Go2Pharmacy.com, Inc, the Delaware
  corporation                                                          $ 23,625,000        $              -

                                                                     ==============        ================

 Initial public offering registration expenses                          $   375,217        $              -

                                                                     ==============        ================
 Issuance of 15,000 shares of common stock for legal
  services at the initial public offering price                         $   118,125        $              -

                                                                     ==============        ================

    See accompanying notes to condensed consolidated financial statements.

                      GO2PHARMACY, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2000 AND 2001



NOTE A-BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2000 and 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company's Form-10KSB as of and for the years ended March 31, 2000 and 2001 as filed June 28, 2001.

NOTE B-PRINCIPLES OF CONSOLIDATION

          The condensed consolidated financial statements as of March 31, and December 31, 2001 and for the three and nine months ended December 31, 2001 include the accounts of Go2Pharmacy, Inc. (the "Company"), ("Go2"), which is continuing to doing manufacturing business as Innovative Health Products, Inc. ("Innovative"), and its Florida wholly-owned subsidiaries Breakthrough Engineered Nutrition, Inc. ("Breakthrough"), Belcher Pharmaceuticals, Inc., (Belcher) and Go2PBM Services, Inc. (PBM). Significant intercompany balances and transactions have been eliminated in consolidation.

          The condensed consolidated financial statements for the three and nine months ended December 31, 2000 include the accounts of Innovative and Breakthrough.


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

          The Company commenced operations for its pharmacy benefit management segment during March 2001. Based on the date of commencing initial operations, financial segment data related to its revenues, gross profits, and operating income are only included for the three and nine months ended December 31, 2001.

          In addition to the condensed segment information as presented on the face of the statements of operations for the three and nine months ended December 31, 2000 and 2001, as required by SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" are as follows:

                                             Three months ended                    Nine months ended
                                                December 31,                         December 31,
                                         ---------------------------------------------------------------
                                           2000               2001               2000              2001
                                                                   (Unaudited)
Operating income (loss):
Corporate                             $(23,649,902)     $    (97,016)         $(23,649,902)   $   (240,181)
PBM                                           --              84,514                  --           218,068
Distribution                               (53,435)           42,359               (15,229)       (135,148)
Manufacturing                             (315,818)         (435,737)             (376,006)     (1,007,677)

                                           As of  March 31, 2001        As of December 31, 2001
                                                (Audited)                     (Unaudited)
                                    --------------------------------------------------------------
Assets:
Corporate                                     $3,924,600                  $1,739,535
PBM                                              106,838                     270,001
Distribution                                     670,813                     716,967
Manufacturing                                  4,725,460                   5,366,030

NOTE D-RELATED PARTY TRANSACTIONS

          Amounts due from affiliates and amounts due to affiliates represent balances owed to or amounts owed by the Company for sales occurring in the normal course of business. Amounts due from and amounts due to these affiliates are in the nature of trade receivables or payables and fluctuate based on sales volume and payments received. As of March 31, and December 31, 2001, amounts due from affiliates approximated $764 and $221,619, respectively. As of December 31, 2001, the $221,619 balance outstanding was comprised of approximately $103,000 due from Dynamic Life Korea, a subsidiary of Dynamic Health Products, Inc., approximately $89,000 due from CarePlus Health Plan, Inc., an affiliate of Mr. Bartholomew Lawson, a member of the Company's board of directors, and approximately $30,000 due from Labelclick, Inc., an affiliate of the Chairman. As of March 31, and December 31, 2001, amounts due to affiliates approximated $74,553 and $79,233, respectively, primarily representing amounts due to Drugmax, Inc., an affiliate of the Chairman.

         For the three and nine months ended December 31, 2001, $37,500 and $112,500, respectively, of cumulative preferred dividends earned as a feature of the redeemable preferred stock outstanding, were paid to JB Capital Ltd., ("JB"")" formerly known as BJ Capital, Ltd, an affiliate of the Company and the holder of the 150,000 shares of the preferred stock outstanding.

For the three and nine months ended December 31, 2001, sales to affiliates, by segment, were as follows:

                                                  Three months ended                    Nine months ended
                                                      December 31,                          December 31
                                         ------------------------------------------------------------------------
                                                2000               2001                2000             2001
                                                                         (Unaudited)
PBM                                               --             521,607                     --     1,236,999
Manufacturing                                 31,812             268,499                905,297       438,285


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

Three Months Ended December 31, 2001 Compared To Three Months December 31, 2000

          Revenues. Total revenues increased approximately $754,000, or 75.7%, to approximately $1,749,000 for the three months ended December 31, 2001, as compared to approximately $995,000 for the three months ended December 31, 2000. Pharmacy benefit management revenues increased approximately $522,000 for the three months ended December 31, 2001, as compared to $0 for the three months ended December 31, 2000. The increase results from the absence of revenues in the corresponding period, as Go2PBM Services, Inc. commenced operations recording its first sales during March 2001. Distribution revenues increased approximately $144,000, or 763.9% to $163,000 for the three months ended December 31, 2001, as compared to $19,000 for the three months ended December 31, 2000. The increase is primarily attributable to the introduction of a new product to our existing Lean Proteintm product line. Manufacturing revenues increased approximately $88,000, or 9.0%, to approximately $1,064,000 for the three months ended December 31, 2001, as compared to approximately $976,000 for the corresponding period. The increase in manufacturing revenues was primarily caused by increased sales volumes to affiliate customers as partially offset by a decline in sales volumes to nonaffiliate customers.

          Gross profit. Total gross profit increased approximately $182,000, or 79.8%, to approximately $410,000 for the three months ended December 31, 2001, as compared to approximately $228,000 for the three months ended December 31, 2000. Total gross margins increased from 22.9% for the three months ended December 31, 2000, to 23.4% for the three months ended December 31, 2001. Pharmacy benefit management gross profits increased approximately $85,000 for the three months ended December 31, 2001, as compared to $0 for the three months ended December 31, 2000. Pharmacy benefit management gross margin was 16.2% for the three months ended December 31, 2001. The increase is primarily attributable to the absence of revenues and related gross profits in the corresponding period based on the date operations commenced. Distribution gross profit increased approximately $103,000 to approximately $109,000 for the three months ended December 31, 2001, as compared to

$6,000 for the three months ended December 31, 2000. Distribution gross margin was 66.71% for the three months ended December 31, 2001 as compared to 32.1% in the corresponding period. ___ The increase in gross profits and related gross margins were primarily due to the introduction of a new product to our existing distribution product line. Manufacturing gross profits decreased approximately $5,000, or 2%, to approximately $217,000 for the three months ended December 31, 2001, as compared to approximately $222,000 in the corresponding period in 2000. For the three months ended December 31, 2001, manufacturing gross margins decreased to 20.0%, from 22.7% in the corresponding period in 2000. The decrease is primarily attributable to a current change in our sales portfolio that is yielding a lower gross margin in addition to the hiring of additional chemists, quality assurance and quality control personnel in order to meet and exceed the higher standards required to maintain and continue to add more attractive gross-margined nutricuetical-manufacturing contracts in the future.

         Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of advertising and promotional expenses; personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and amortization expense. Selling, general and administrative expenses increased approximately $194,000, or 31.1%, to approximately $816,000 for the three months ended December 31, 2001, as compared to approximately $622,000 in the corresponding period. The increase is primarily attributable to additional advertising and promotional expenses associated with our distribution segment, rents, as well as payroll expenses and costs associated with fringe benefits to support our plans for distribution and manufacturing growth. As a percentage of sales, selling, general and administrative expenses decreased to 46.6% for the three months ended December 31, 2001 from 62.5% in the corresponding period in 2000.

         Interest income (expense), net. Interest expense, net of interest income, decreased approximately $4,000 to approximately $29,000 for the three months ended December 31, 2001, from approximately $33,000 for the three months ended December 31, 2000. The decrease in net interest expense is primarily attributable to lower interest expense due to decreased balances outstanding due to continued principal payments as applied to outstanding obligations in addition to the partial offset created by the interest income earned on the initial public offering funds. Overall, interest rates have also declined as compared to the corresponding period.

         Income taxes. At December 31, 2001, the Company had neither amounts recorded for a current or a deferred income tax liability, nor any income tax expense recorded for the three months ended December 31, 2001, due to available operating loss carryforwards.

Nine Months Ended December 31, 2001 Compared To Nine Months Ended December 31, 2000

         Revenues. Total revenues increased approximately $1,365,000, or 35.2%, to approximately $5,238,000 for the nine months ended December 31, 2001, as compared to approximately $3,873,000 for the nine months ended December 31, 2000. Pharmacy benefit management revenues increased approximately $1,237,000 for the nine months ended December 31, 2001, as compared to $0 for the nine months ended December 31, 2000. The increase results from the absence of revenues in the corresponding period, as Go2PBM Services, Inc. commenced operations recording its first sales during March 2001. Distribution revenues decreased approximately $114,000 to $233,000 for the nine months ended December 31, 2001, as compared to $347,000 for the nine months ended December 31, 2000. The decrease results primarily from the absence of revenues for the three month period ended September 30, 2001 due to a temporary interruption in manufacturing our Lean Protein product line for distribution due to a change in manufacturing locations as partially offset by our new product introduction. Manufacturing revenues increased approximately $242,000, or 6.9%, to approximately $3,768,000 for the nine months ended December 31, 2001, as compared to $3,526,000 for the corresponding period. The increase is primarily attributable to increased sales volume to new, nonaffiliate, customers as partially offset by a decline in sales to affiliated customers.

         Gross profit. Total gross profit decreased approximately $219,000, or 16.0%, to approximately $1,135,000 for the nine months ended December 31, 2001, as compared to approximately $1,354,000 for the nine months ended December 31, 2000. Total gross margins decreased from 35.0% for the nine months ended December 31, 2000 to 21.7% for the nine months ended December 31, 2001. Pharmacy benefit management gross profits increased approximately $224,000 for the nine months ended December 31, 2001, as compared to $0 for the nine months ended December 31, 2000. Pharmacy benefit management gross margin was 18.1% for the nine months ended December 31, 2001. The increase is primarily attributable to the absence of revenues and related gross profits in the corresponding period based on the date operations commenced. Distribution gross profit decreased approximately $33,000 to $104,000 for the nine months ended December 31, 2001, as compared to $137,000 for the nine months ended December 31, 2000. The decrease is primarily attributable to the temporary interruption in manufacturing of the distribution product line in addition to the charge off of obsolete raw material and finished product inventory during the period ended September 30, 2001 as partially offset by our new product introduction during the three months ended December 31, 2001. Manufacturing gross profit decreased approximately $410,000, or 33.7%, to approximately $807,000 for the nine months ended December 31, 2001, as compared to approximately $1,217,000 in the corresponding period. For the nine months ended December 31, 2001, manufacturing gross margins decreased to 21.4%, from 34.5% in the corresponding period. Although sales volumes increased, the decrease in margins was primarily attributable to a change in the mix of sales for the period which yielded a lower gross profit.

         Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of advertising and promotional expenses; personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and amortization expense. Selling, general and administrative expenses increased approximately $1,130,000, or 96.6%, to approximately $2,300,000 for the nine months ended December 31, 2001, as compared to approximately $1,170,000 in the corresponding period. The increase was primarily attributable to additional advertising and promotional expenses associated with our distribution segment, rents, as well as payroll expenses and costs associated with fringe benefits to support our growth plans in the areas of distribution and manufacturing. As a percentage of sales, selling, general and administrative expenses increased to 43.9% for the nine months ended December 31, 2001 from 30.2% in the corresponding period.

         Interest income (expense), net. Interest expense, net of interest income, decreased approximately $105,000 to approximately $50,000 for the nine months ended December 31, 2001 from approximately $155,000 for the nine months ended December 31, 2000. The decrease in net interest expense is primarily attributable to lower interest expense due to decreased balances outstanding due to continued principal payments as applied to outstanding obligations in addition to the partial offset created by the interest income earned on the initial public offering funds. Overall, interest rates have also declined.

         Income taxes. At December 31, 2001, the Company had no amounts recorded for a current or a deferred income tax liability nor do we have any income tax expense recorded for the six months ended December 31, 2001 due to available operating loss carryforwards.

         Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three and nine months ended December 31, 2000 and 2001. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

          The terrorist attacks on September 11, 2001, exacerbated an already fragile economic situation and have added to a growing level of uncertainty and caution in the marketplace. The adverse impacts to our business may include, but are not limited to, a delay in placing or a decrease in the size of orders, a lengthening of sales cycles and increased credit risks. We can give no estimate of how long these effects may last.

Financial Condition, Liquidity and Capital Resources

         The Company has financed its operations through available borrowings under its credit line facilities, loans from within the Company, cash provided from operations and cash provided from the proceeds received from our initial public offering consummated. The Company had working capital of approximately $2,765,000 at December 31, 2001, inclusive of current portion of long-term obligations and credit facilities, as compared to a working capital of approximately $4,641,000 at March 31, 2001. The decline in working capital is primarily attributable to the Company's investment of funds into accounts receivable financing, inventories, manufacturing equipment and manufacturing plant leasehold improvements all of which is inline with the Company's business plan and is currently forecasted to bring additional competitive business in the future.

Net cash used in operating activities was approximately $1,271,000 for the nine months ended December 31, 2001, as compared to net cash used in operating activities of approximately $441,000 for the nine months ended December 31, 2000. Cash used is primarily attributable to increases in inventory of approximately $199,000, increases in accounts receivable of approximately $321,000, and increases of due from affiliates of approximately $216,000 all of which is partially offset by a decrease in prepaid expenses of approximately $178,000 with an increase of approximately $128,000 in accounts payable.

         Net cash used in investing activities was approximately $786,000, primarily representing the purchase of plant equipment and plant leasehold modifications.

         Net cash used in financing activities was approximately $204,000, primarily attributable to payments on long-term obligations of approximately $254,000, payments made on related party obligations of approximately $42,000, and payments of preferred dividends of approximately $113,000 all of which is partially offset by proceeds from issuance of debt of approximately $204,000.

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

                          Part II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

         From time to time the Company is subject to litigation incidental to its business. Such claims, if successful, could exceed applicable insurance coverage. _______ The Company is not currently a party to any material legal proceedings.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Use of proceeds from the effective date of the offering, November 7, 2000 through December 31, 2001, is presented as follows:

         Manufacturing equipment and facilities:                   $  770,538
         Debt retirement:                                          $1,386,843
         Business expansion:                                       $1,856,434
         Working capital and general corporate purposes:           $1,170,582

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


                                 Go2Pharmacy, Inc.


Date: February  14, 2002         By: /s/ Mihir K.Taneja
                                    -------------------
                                 Mihir K. Taneja
                                 Chief Executive Officer, Secretary and Director


Date: February 14, 2002          By: /s/ Carol Dore-Falcone
                                    -----------------------
                                 Carol Dore-Falcone
                                 Vice President, Chief Financial Officer