Form 10KSB
period 2002-03-31
GO2PHARMACY COM INC
filed 2002-06-28
CIK 1098315

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB
            [ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002

                                       or

         [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 333-92849

                                GO2PHARMACY, INC.
                                -----------------
              (Exact name of small business issuer in its charter)



    State of Florida                                             59-2600232
 -------------------------                                       ----------
(State of or other jurisdiction                        (IRS Employer Identification No.)
of incorporation or organization)


6950 Bryan Dairy Road, Largo, Florida                               33777
--------------------------------------                              -----
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

          Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year were $8,983,444.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 20, 2002 was $2,497,068. Number of shares outstanding of the Issuer's common stock at $.01 par value as of June 20, 2002 was 7,025,000 (exclusive of Treasury Shares).

Documents Incorporated by Reference:

Reference is made in Part III of this Report to the Company's Registration Statement, filing Number 333-92849, filed with the SEC on December 14, 1999, which is hereby incorporated by reference, and amendments No. 1 - 5 thereto as filed dated May 11, 2000, June 28, 2000, July 25, 2000, September 18, 2000, and October 19, 2000, respectively.
                                                               X
Transitional Small Business Disclosure Format: Yes____    No  ----

                              CAUTIONARY STATEMENTS

         Certain oral statements made by management from time to time and certain statements contained in press releases and periodic reports issued by Go2Pharmacy, Inc. (the "Company"), as well as those contained herein, that are not historical facts are "forward-looking statements" within the meaning of
Section 21E of the Securities and Exchange Act of 1934 and, because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements, including those in Management's Discussion and Analysis, are statements regarding the intent, belief or current expectations, estimates or projections of the Company, its Directors or its Officers about the Company and the industry in which it operates, and are based on assumptions made by management. Forward looking statements include without limitation statements regarding: (a) the Company's growth and business expansion, including future acquisitions; (b) the Company's financing plans; (c) trends affecting the Company's financial condition or results of operations; (d) the Company's ability to continue to control costs and to meet its liquidity and other financing needs; (e) the declaration and payment of dividends; (f) the Company's use of proceeds from their initial public offering, and (g) the Company's ability to respond to changes in customer demand and regulations. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that the anticipated results will occur. When issued in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are generally intended to identify forward-looking statements.

         Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) changes in the regulatory and general economic environment related to the health care and nutraceutical industry; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company's revenue and/or cost and expenses, such as increased competition, lack of qualified marketing, management or other personnel, and increased labor and inventory costs; (iv) changes in technology or customer requirements, which could render the Company's technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales and
(vi) its customers' willingness to accept its Internet platform in the future. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings "Business," and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in this Form 10-KSB as of and for the year ended March 31, 2002. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

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

Business Overview

         At Go2Pharmacy, Inc., we manufacture, package and ship high-quality private label dietary supplements, over-the-counter drugs, and health and beauty care products for companies worldwide under two of our Florida-incorporated companies, Innovative Health Products, Inc. and Belcher Pharmaceuticals, Inc. Belcher Pharmaceuticals is our FDA-registered, over-the-counter manufacturing company. Currently, we do not manufacture or distribute generic or other prescription drugs. We do develop and manufacture our own branded dietary supplements and health and beauty care products for distribution through various outlets. We also distribute our own high protein zero and low carbohydrate foods product line, "Lean Protein". Go2PBM Services, Inc, a Florida corporation, is our pharmacy benefit management company.

         Our manufacturing customers include mass marketing companies, network marketing, distributors and direct sales companies. We manufacture, package and ship these products from our two facilities located in Largo, Florida. In addition to our private label business, we develop, manufacture and distribute our own branded dietary supplements and health and beauty care products. Some of our branded products include "Nutrisure" meal replacement powder, "Physician's Pharmaceuticals" dietary supplement product line, and "Arth-Aid" roll-on and cream for arthritis. We distribute these products to retail consumers, marketing companies, wholesalers and retailers, including independent pharmacies, regional and national chain drug stores, direct mail companies, mass merchandisers, deep discounters and brokers. We are currently forming strategic alliances with health maintenance organizations, insurance companies, retail chains, and other health related associations to attract new customers.

         In April 2000, we formed a wholly-owned distribution subsidiary named Breakthrough Engineered Nutrition, Inc., a Florida corporation, for the purpose of marketing and distributing our own branded product line, "Lean Protein." Products introduced under this product line include, "Lean Protein Chips," which we believe was the world's first zero carbohydrate, high protein snack chip, "Lean Protein Bites" which we believe is a "one-of-a-kind" high protein, low carbohydrate, sweet and crunchy snack food that currently is offered in three flavors. We have an established and growing network of over 40 distributors strategically located across the United States and Canada. Our product is sold in national as well as local grocery chains, convenience stores, health food stores and gyms.

         In March 2001, we incorporated our pharmacy benefit management company, Go2PBM Services, Inc., a Florida corporation. Go2PBM Services administers drug benefits for health maintenance organizations, insurance company plans, preferred provider organizations, self-insured corporate health plans and Taft-Hartley self-insured labor unions. As a pharmacy benefit manager, the company oversees all member benefits in low risk plans, while taking an exclusively administrative role in higher risk plans. Our administrative services include claim processing, network management and customer service.

         Business Strategy

         We are continuing to build a multi-faceted company able to maximize our efficiencies and capitalize on our synergies through vertical operations. To manage our operations, we have assembled and maintained a management team with experience in manufacturing, marketing, sales and technology to assist in leading us to our sales, profit and overall business goals. Our vertical operations consist of manufacturing and distribution, sales and marketing, in-house formulation laboratory and other chemical analysis services, customer service and public relations. We will be able to support our own needs as well as those of our customers, from order processing, manufacturing through end-user distribution. We have streamlined our two manufacturing facilities in order to continue growing our manufacturing segment.

         We are continuing to develop our sales and marketing strategies to build our recognition among national grocery and drug chains, long-term care facilities and other health product consumer organizations, while building brand awareness of our proprietary products as well as our private label capabilities. We have developed several proprietary products that are currently being sold nationally to our target markets. We believe that we have created a solid platform to continue to achieve our goals.

         For Lean Protein, our branded product line that we distribute, we plan on further developing and expanding this line into other flavors and forms of our unique high protein low carbohydrate foods in addition to high protein, low carbohydrate cereal products. We have begun marketing our product line using telemarketing efforts as well as utilizing brokers to increase the awareness and availability of our offerings and capabilities .

         By merging with the Delaware corporation Go2Pharmacy.com, Inc. in November 2000, we have entered into an agreement to provide our pharmacy benefit management services to a New York State health maintenance organization. We have entered into a contract with CarePlus, to provide pharmacy benefit management services to its members, through our wholly-owned subsidiary, Go2PBM Services, Inc. In addition, the agreement will make us the organization's exclusive private label over-the-counter supplier of products, including hand sanitizers, pediatric vitamin drops, and children's chewable vitamins.

         We intend to provide over-the-counter drugs, durable medical equipment, medical supplies and health and beauty care products directly to nursing homes, assisted living facilities, and personal care residences across the country. We plan to develop these outlets to become a premier provider of nutritional, over-the-counter and other related products for institutional and long-term care facilities seeking high quality competitively-priced products .

         Through the development of our private label, branded, and over-the-counter manufacturing, distribution and pharmacy benefit management efforts, we intend to provide wholesale and institutional customers with an efficient source for their nutritional, over-the-counter and other pharmacy product needs. By vertically integrating our core business operations, we believe we have, and will continue, to achieve increased brand recognition and exposure, ancillary product and service revenues, and will be able to provide competitively priced products, quick turn around on our manufactured and distributed products in addition to overall superior customer service.

         Private Label Products-Manufacturing

          Sales of our manufactured private label products accounted for approximately 83% of our total revenues for the year ended March 31, 2001 and 72% for the year ended March 31, 2002. We currently manufacture products for over 400 private label customers in 47 states in the United States and ship to several countries internationally. Our private label business has a widely distributed revenue base. For the year ended March 31, 2001, we had sales of 5% or more of total revenues to two of our private label customers, each of which accounted for 16.4% and 9.9% of total revenues. The customer which accounted for 16.4% is an affiliate of the Company. For the year ended March 31, 2002, we had sales of 5% or more of total revenues to three of our private label customers, each of which accounted for 22.8%, 16.6% and 7.4% of total revenues none of which were sales to affiliated customers. For the year ended March 31, 2001 and 2002, we did not have sales of 5% or more of total revenues to any company that is a party to an exclusive manufacturing agreement with us.

         Branded Products-Manufacturing

          To date, sales of our branded products have not accounted for a significant portion of our revenues. We intend to employ additional marketing efforts on the sale of our branded products, which we believe will yield higher profit margins than our private label products. In addition to the branded products listed below, we also have approximately 12 other branded products, and intend to develop additional branded products. Some of our branded products include:

     o "Nutrisure (TM)" - a meal replacement powder mix with nutritious proteins, medium chain triglycerides and antioxidants that conforms with diabetic diet requirements;

     o   "Physicians' Pharmaceuticals  (TM)" - a proprietary line of dietary
         supplements which           includes vitamins, minerals and herbal
         supplements; and
     o "Arth-Aid (TM)" - an arthritis cream in an easy-to-use roll-on form designed to relieve arthritic pain, and is formulated with capsaicin and functional botanicals.

            Manufacturing

         Our primary manufacturing facility is located in 33,222 square feet of leased space in Largo, Florida. We use this location for our executive offices and for the manufacturing, packaging and warehousing of products, laboratory services, research and development, marketing and final distribution. . Our manufacturing facilities at this site utilize high-speed encapsulating, tableting, packaging and other production line equipment.
The facility is large enough to handle bulk orders, but versatile enough to provide quick response to customer needs. This site also houses our graphic arts department, which assists us and our customers' print layout and graphic needs.

         Our second manufacturing facility is located in 10,000 square feet of leased space in

Largo, Florida. This facility is registered with the United States Food and Drug Administration and is used for the manufacture, packaging and distribution of over-the-counter products for our customers.

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

Pharmacy Benefit Management

         Sales generated from our pharmacy benefit management subsidiary accounted for approximately 3.9% of our total revenues for the year ended March 31, 2001 and accounted for 21.3% of revenues for the year ended March 31, 2002. 100% of the Company's pharmacy benefit management revenues are derived from an affiliate of the Company.

Branded Products-Distribution

         Sales of our distributed product line, Lean Protein, accounted for approximately 13% of our total revenues for the year ended March 31, 2001 and accounted for approximately 7% of revenues for the year ended March 31, 2002. We currently distribute our products under our product line, "Lean Protein" to over 40 distributors in 20 states in the United States and Canada. Our distribution product line has a widely distributed revenue base whereas for the year ended March 31, 2001 and 2002, no one customer accounted for more than 5% of total revenues.

Research and Development

         Our research and development department develops new concepts and formulations for our customers' private label products as well as our own branded products. Dr. Sekharam, our President, provides guidance and direction for our research and development team in product development. Our lab chemists perform product development, product improvement, process development through to the last-minute fine-tuning of products and processes while our technical staff prepares cost estimates and samples based on those formulations. Prior to the final manufacture of our products, this team also prepares documentation of operational procedures performed and documentation of pilot testing programs. Finally, our research and development regulatory staff personnel prepare product information documenting label requirements. Historically, our expenditures for research and development have not been material, relative to our overall operating expenses.

         Our research and development laboratory is equipped with modern laboratory test equipment, including high pressure liquid chromatography, atomic absorption spectroscopy, as well as instruments to test different parameters like pH, viscosity, moisture, gradient sizing, ash, melting point, refractive index, tablet hardness and disintegration. We also have a full-fledged micro lab to test samples for microbiological loads including yeast, bacteria and fungi. The laboratory has stability chambers to test both the long-term and the accelerated shelf life of products. We believe that our laboratory facilities are in compliance with all applicable environmental regulations.

         Our product development team works closely with customers to identify their own strengths as well as understand their needs to create products with value adding features. As our development response time is critical to capitalizing on consumer trends and preferences, we focus on meeting end-user needs as quickly as possible. For example, our touch-free arthritis relief roll-on was specially designed for customers reporting finger irritation due to the ointment's active ingredients. We believe that this type of flexibility and attention to customer needs results in more valuable and marketable products.

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

         We have increased direct sales marketing efforts by hiring an additional sales representative to contact nursing homes, assisted living facilities and personal care residences to market our institutional-compatible products. Similarly, we plan to hire additional marketing representatives to contact prospective customers needing our private-label manufacturing services, self-insured employers, health maintenance organizations, and other health benefit provider associations to market our manufacturing capabilities and pharmacy benefit management services in addition to pursuing contractual arrangements with pharmacies. We also intend to expand our sales force to initiate direct and regular contact with our customer's key personnel, to inform them of new product developments and industry trends, aid them in the design of store displays and create merchandising programs that promote our manufacturing capabilities and our branded products.

         We intend to increase telesales by hiring an in-house telesales group to prospect for customers for our branded products that we distribute. We have increased our advertising efforts by implementing online sales and marketing techniques to increase brand awareness and direct traffic to our web sites, www.leanprotein.com and www.ihp-inc.com. This includes purchasing banner advertising on search engine web sites and Internet directories, as well as direct links from health related web sites. We feel that these efforts are and will continue to compliment our existing and future strategic agreements and traditional advertising efforts.

         We also increase the flexibility of our product offerings by extending various credit terms to our customers, subject to our credit approval process. In most cases, where credit terms are granted, we require a prepayment of 50% of the amount of the sales order, with the balance due within 30 days of shipment. Some of our customers whose sales are to regional and/or national chain stores receive payments from their customers on extended payment terms. In such cases, we grant extended payment terms, when requested, by a long-standing significant customer.

         Our manufacturing revenues are generated by fulfilling sales orders received from our customers within an average turn-around time ranging from 30-60 days. Consequently, we experience a backlog for future revenues at all times. As of March 31, 2001 and 2002, we had approximately $864,000 and $1,179,000, respectively, in backlog sales orders.

Additional Business Goals

         In addition to continuing the efforts described above, we intend to increase sales by building a pharmacy benefit management business that services at least 200,000 members through the addition of new plans. We currently have 29,923 members in our current Plan and have added an additional Plan called Family Health Plan. We plan to increase sales by concentrating our marketing efforts of certain of our branded products to specific market segments. We also intend to increase sales by expanding our branded and private label offerings of over-the-counter products. We plan to target trade associations that service long-term health care facilities, as well as private and public assisted living facilities and nursing home chains, to form alliances and partnerships to build our business to business customer base. We also plan to offer discount and rebate programs to these organizations based on the volume of sales. We have an agreement with The Greater New York Health Care Facilities Association to provide our products to its members. This Association is a provider association servicing over 100 long-term care facilities throughout the New York metropolitan area. Through these facilities, the Association represents approximately 30,000 nursing home beds, which comprises approximately 35% of the nursing home beds in the state of New York.

         We intend to target health maintenance organizations, insurance companies and corporate health unions to provide pharmacy benefit management services to their members. Simultaneous with the merger in November 2000, We entered into a five year agreement to provide pharmacy benefit management services to Care Plus Health Plan, a Medicaid health maintenance organization located in New York. Pursuant to the agreement, we are administering pharmacy benefit management services to approximately 60% of CarePlus' membership. We intend to develop a nationwide network of local and regional pharmacy chains that will service our pharmacy benefit management members' non-maintenance prescription needs. We intend to expand our market pharmacy benefit management services to self-insured employers, health maintenance organizations, and other large service organizations.

         We currently manufacture several of our own branded products, some of which are currently being sold to nursing homes. We plan to market these products through major business to business Internet sites and by advertising in trade journals and through traditional media. The sale of these products is expected to offer significant brand awareness within the long-term care facility industry. We intend to increase marketing of our branded products to institutional markets, health food stores, mass market retailers, and directly to consumers. We plan to increase our sales force to achieve market penetration into targeted geographical areas. Some of the sales personnel we expect to hire will devote a substantial portion of their time enhancing relationships with our customers' key personnel, informing them of new product developments and industry trends, and aiding them in designing store displays and merchandising programs for our branded products. We also intend to employ additional financial resources to implement media kits and increase our newsprint advertising, our national print media, and our direct mail marketing efforts. As a manufacturer, we have the facilities, equipment, manufacturing capacity, skilled work force and industry experience to control product processing and minimize product cost from order inception to distribution of finished products to our customers.

         By utilizing our manufacturing capabilities, we intend to build institutional relationships through high quality and low cost custom product lines. We are continuously seeking ways to expand our manufacturing customer base. We intend to increase our market penetration of private label manufacturing customers increasing our outside sales and telesales efforts, by reducing manufacturing time with additional fully-automated high-speed manufacturing equipment, by delivering high quality products and by providing research and development support to improve our product offerings. We will also continue to develop strategic alliances with new manufacturing customers. We intend to increase our ongoing development and marketing of new products in order to capitalize on and create market opportunities in new market segments. We feel that we can differentiate ourselves from our competitors by providing customers with more value-added products. Consequently, we intend to produce and market additional, as well as enhance currently existing products and dietary supplements that integrate a variety of compounds to achieve greater bio-availability, effectiveness and product convenience. We differentiate ourselves from other dietary supplement manufacturers by providing faster and more appropriate responses to our customers. Our development response time for proprietary and private label products is critical to capitalize on consumer trends and preferences. We intend to utilize these trends and preferences to expand our customer base and provide consumers with the most timely and well adapted products for their needs.

     We believe that the health care, pharmaceutical and dietary supplement industries are fragmented and currently offer attractive acquisition opportunities. We intend to pursue acquisition opportunities that will broaden our product lines, provide efficiencies in manufacturing through economies of scale, broaden our customer base, complement our existing businesses and further our overall strategic business goals.

Employees

     As of March 31, 2002, we had 67 employees. Of these employees, four were engaged in marketing and sales, 49 were devoted to production, laboratory and distribution and nine were responsible for management and administration. None of our employees are covered by a collective bargaining agreement. We believe we have good relations with our employees. In each case, the employees are permitted to participate in employee benefit plans of the Company that may be in effect from time to time, to the extent eligible, and each employee may be entitled to receive an annual bonus as determined at the sole discretion of the Company's Board of Directors based on the Board's evaluation of the employee's performance and the financial performance of the Company.

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

Competition

         The manufacturing, wholesale, retail and distribution industries in which we operate are highly competitive. Numerous companies, many of which have greater size, financial, personnel, distribution and other resources than us, compete with us in our development, manufacture, distribution, wholesaling and retailing businesses. The Nutrition Business Journal estimates that there are 1,050 manufacturers and branded marketers of dietary supplements in the United States with at least $500,000 in annual sales. The Nutrition Business Journal's 1997 database includes 16 companies with over $100 million in revenues, which represents 55% of the dietary supplement market. Our branded products face substantial competition from broad line manufacturers, large private label manufacturers, and more recently from large pharmaceutical companies. Increased competition from companies with greater financial, manufacturing, distribution and marketing capabilities than our own could have a materially adverse affect on our operations. We compete on the basis of product quality, cost and customer service. Our branded products' success depends primarily on our increasing brand recognition across multiple distribution channels, our ability to quickly develop, advertise, market and promote new and existing products with high quality and value, and our efficient distribution of these products. Our competitors include:

        o     chain drug stores, such as CVS and Walgreen's;

        o     prescription benefit managers, such as Express Scripts;

        o     warehouse clubs, such as BJ's and Costco;

        o     mail order pharmacies;

        o     major department stores, such as Macy's and Nordstrom; and

        o     health and beauty salons and spas


        o online pharmacy specialists, such as planetrx.com, drugstore.com, VitaminShoppe.com, and MotherNature.com;

        o Internet portals with shopping services, such as Yahoo!, Excite, and America Online;

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

Trademarks and Intellectual Property

              We utilize the federally registered trademarks Lean Protein(TM), Nutrisure(TM), Physician Pharmaceutical(TM) and Arth-Aid (TM). The Company, as assisted by our president, Dr. Kotha Sekharam, also filed for three additional patents for products already in the market with `patent pending' status. We also utilize the registered domain names leanprotein.com, ihp-inc.com, ihp_inc.com. We believe that protecting our trademarks and registered domain names is crucial to our business strategy of building strong brand name recognition and that such trademarks have significant value in the marketing of our products. Our policy is to pursue registrations of all the trademarks associated with our key products. We rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights generally are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States. Furthermore, the protection available, if any, in foreign jurisdictions may not be as extensive as the protection available to us in the United States. Although we seek to ensure that we do not infringe upon the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against us. Any infringement claims by third parties against us may have a materially adverse affect on our business, financial condition, results of operations and cash flows.

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

Risk Factors

Our Securities May be Delisted from the Nasdaq Stock Market: On February 22, 2002, we received notification from the Nasdaq Listing Qualifications Department that our common stock closed below the minimum $1 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), we have been provided 180 calendar days, or until August 21, 2002 to regain compliance. If, at any time prior to August 21, 2002, the bid price of the our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, we will be provided written notification that compliance has been met. If compliance with this rule is not met by August 21, 2002, Nasdaq will assess whether we have met the initial listing criteria for trading on the Nasdaq SmallCap Market and will determine at that time whether we will be granted another 180 day grace period. Otherwise, our securities will be delisted. In such event, our common stock would trade on the OTC Bulletin Board, which provides less liquidity and prominence for the trading of our common stock.

New or Amended Government Regulation Could Adversely Impact Our Business and
Operations: We may be subject to additional laws or regulations by the Food and Drug Administration or other federal, state or foreign regulatory authorities, the repeal of laws or regulations which we consider favorable, such as the Dietary Supplement Health and Education Act of 1994, or more stringent interpretations of current laws or regulations, from time to time in the future. We are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. We also can not predict what effect these regulations, and the related publicity from promulgation of such regulations, could have on consumer perceptions related to the nutraceutical market in which we operate. The Company, and its customers, depend on positive publicity as it relates to the efficacy and overall health benefits derived from certain products we manufacture for others. This could have a materially adverse affect on our business, financial condition, results of operations and cash flows.

     The Food and Drug Administration or other governmental regulatory bodies could require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation. Any or all of such requirements could have a materially adverse affect on our business, financial condition, results of operations and cash flows.

Our Insurance Coverage May not be Sufficient to Cover All Risk Exposure: The Company has maintained its insurance coverages for its directors and officers, general liability insurance, and product liability insurance at levels deemed adequate by the Company's Board of Directors. The Company can not guarantee that these same levels of insurance, at premiums acceptable to the Company, will be available in the future. Since our business is susceptible to product liability claims, a reduction in coverage, a loss of one or more of these insurance policies, or a loss in excess of such policies will adversely affect our ability to continue our business as currently conducted.

We Can Not Predict the Effects of Terrorism on the Economy or on our Company:
The terrorist attacks on September 11, 2001, exacerbated an already fragile economic situation and have added to a growing level of uncertainty and caution in the marketplace. The adverse impacts to our business may include, but are not limited to, a delay in placing or a decrease in the size of orders, a lengthening of sales cycles and increased credit risks. We can give no estimate of how long these effects may last. The occurrence of any future terrorist activity will further exacerbate these effects.

The Unavailability of Additional Funds When Needed Could Adversely Impact Our Business and Operations: Management believes that cash expected to be generated from operations, current cash reserves, and existing financial arrangements will be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. In addition, the Company would require more significant capital to expand operation or complete cash based acquisitions. If cash flows from operations, current cash reserves and available credit facilities are not sufficient, it will be necessary for the Company to seek additional financing. There can be no assurance that such financing would be available in amounts and on terms acceptable to the Company.

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

         Our second manufacturing facility is located in 10,000 square feet of leased space in

Largo, Florida. Belcher Pharmaceuticals uses this facility for the manufacture and packaging of over-the-counter products. This facility is registered with the United States Food and Drug Administration. We lease this facility from an unrelated third party pursuant to a five year lease at a monthly rental of approximately $5,300 subject to annual inflationary adjustments.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market For Securities

         The Company's $.01 par value common stock, is listed on the Nasdaq SmallCap Market under the symbol "GORX" and on the Boston Stock Exchange under the symbol "GORX". The Company began its initial trading November 14, 2000; its high and low sales prices since that time, by quarter-ended date, are as follows:

                                  High                  Low
                                  -----                 ----

         December 31, 2000        $7.875                $1.813

         March 31, 2001           $4.375                $0.875

         June 20, 2001            $3.10                 $0.92

         September 30, 2001       $2.22                 $0.66

         December 31, 2001        $2.90                 $0.77

         March 31, 2002           $1.11                 $0.45

         As of May 23, 2002, there were 232 stockholders of record according to our stock transfer agent, Registrar and Transfer Company, Inc. located in Cranford, New Jersey.

Dividend Policy

         As of March 31, 2001 and 2002, we have paid $225,000 and $150,000, respectively, in
preferred dividends as related to the 10%, $1.5 million face value preferred stock representing 150,000 shares of our series A preferred stock. The Company will pay a quarterly dividend payment of $37,500 to the preferred stockholders until the stock is redeemed. Within the quarter ended March 31, 2002, the Company achieved positive net income, as defined by the series A preferred stock designation, for the months of February and March 2002. The Company and the holder of the series A preferred stock have agreed to modified redemption provisions, as a result of which the Company will redeem an aggregate of 17,500 shares of series A preferred stock for the months of February and March 2002 in exchange for $175,000. We have not paid any cash dividends on our common stock and we currently intend to retain any future earnings to fund the development and growth of our business. Any future determination to pay dividends on our common stock will depend upon our results of operations, financial condition and capital requirements, applicable restrictions under any credit facilities or other contractual arrangements and such other factors deemed relevant by the Company's Board of Directors.

Recent Sale of Unregistered Securities

         None.

Use of Proceeds

         The use of proceeds from the effective date of the offering, November 7, 2000, through the fiscal year ended March 31, 2002 is presented as follows:

         Manufacturing equipment and facilities:               $     811,893
         Debt retirement:                                      $   1,386,843
         Business expansion:                                   $   1,856,434
         Working capital and general corporate purposes:       $   1,845,240

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

         Business expansion includes amounts to be expended for the hiring of additional personnel including office, accounting, production, warehouse and management; the surveying and related production of custom packaging of our pharmacy products for our entrance into the institutional and long-term health care and health management business segments; the pursuit of strategic alliances, partnerships and key contractual relationships particularly in the long-term health care and health management business segments; in addition to the procurement of inventories supporting our business expansion.

         Amounts to be expended for working capital and general corporate purposes may include cash payments required for a pharmacy acquisition and cash required for accounts receivable financing and other corporate expenses in support of our business expansion.

         We routinely evaluate potential acquisitions of businesses and or product lines that would compliment or expand our business or further our strategic goals. We may use a portion of the net proceeds of this offering for one or more such transactions; however, we currently have no commitments or agreements with respect to such transactions. We do not currently intend to make any acquisitions of businesses or purchase products from any persons or entities affiliated with us. There are no current plans, proposals, arrangements or understandings to make any acquisitions.

         We reserve the right to reallocate proceeds to different uses, upon the discretion of our executive officers and directors. Pending use, we intend to invest the net proceeds of this offering in interest bearing bank accounts, short-term interest bearing investment grade securities or similar quality investments. Based upon our current operating plan, we anticipate that cash flow from operations, together with the net proceeds of this offering, will be sufficient to satisfy our working capital requirements for at least 12 months.

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

SELECTED QUARTERLY DATA



                               Quarter ended:
                               June 30, 2000       Sept. 30, 2000       Dec. 31, 2000    Mar. 31, 2001
                               -----------------------------------------------------------------------

Net Sales                        $1,535,838        $1,342,198            $995,179        $1,669,557

Gross Profit                       $641,580          $484,559            $227,887          $504,273

Marketing Expense                        $0                $0         $23,625,000                $0

SGA                                $553,350          $609,412            $622,042          $771,623

Net income/(loss)
available to common
shareholders                        $23,809          ($70,150)       ($24,084,919)        ($191,868)

Basic and fully
diluted earnings (loss)
per share                             $0.01            ($0.02)             ($4.46)           ($0.03)

Basic and fully
diluted weighted average
number of common shares
outstanding                      3,000,000          3,000,000           5,400,272         7,025,000





SELECTED QUARTERLY  DATA


                               Quarter ended:
                               June 30, 2001    Sept. 30, 2001    Dec. 31, 2001       Mar. 31, 2002
                               -----------------------------------------------------------------------

Net Sales                        $1,788,962        $1,700,097          $1,748,764      $3,745,621

Gross Profit                       $360,033          $369,997            $409,748        $844,728

Marketing Expense                        $0                $0                  $0              $0

SGA                                $725,092          $758,698            $815,628        $877,661

Net income/(loss)
available to common
shareholders                      ($403,394)        ($445,509)          ($475,461)        $49,881

Basic and fully
diluted earnings (loss)
per share                            ($0.06)           ($0.06)             ($0.07)          $0.01

Basic and fully
diluted weighted average
number of common shares
outstanding                       7,025,000         7,025,000           7,025,000       7,025,000


         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

         We derive our revenues from developing, manufacturing and wholesaling a wide variety of non-prescription dietary supplements, and health and beauty care products. We also derive revenues from the distribution of our branded product line, Lean Protein. In addition, we derive revenues from the services provided in connection with pharmacy benefit management. Revenues are billed and recognized as product is produced and shipped, net of discounts, allowances, returns and credits. Service revenues are billed and recognized once the service has been provided. We have not experienced any material loss of revenues and do not anticipate any significant losses in the future

         Cost of goods sold is comprised of direct manufacturing and manufacturing and distribution material product costs, contracted service fees, direct personnel compensation and other statutory benefits and indirect costs relating to labor to support product manufacture, distribution and the warehousing of production and other manufacturing overhead. Research and development expenses that benefit our customers are charged against cost of goods sold as incurred. Selling, general and administrative costs include management and general office salaries, advertising and promotional expenses, sales and marketing and other indirect operating costs.

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

       Upon consummation of the merger of the Florida corporation, Go2Pharmacy, Inc. and the Delaware corporation, Go2Pharmacy,com, Inc. on November 7, 2000, the Company charged $23,625,000 to marketing expense representing the issuance of 3,000,000 common shares of the Company's $ .01 par value common stock at the initial public offering price of $7.875. This was considered a nonrecurring marketing expense and was included in the operations of the Company for the year ended March 31, 2001.

Results of Operations

         The following table sets forth selected statements of operations data as a percentage of revenues for the periods indicated.


                                                    YEAR ENDED MARCH 31,
                                          2001                         2002
                                       ----------------------------------------

Revenues                                 100.0 %                         100.0 %

Cost of goods sold                        66.5                            77.9 %
                                       -------                        --------
Gross profit                              33.5 %                          22.1 %

Marketing expense                        426.2 %                             - %

Selling, general and
       Administrative expenses            46.0 %                          35.4 %

Other income (expense), net                4.2 %                            .1 %

Income (loss) before income             (437.0)%                         (12.5)%
       Taxes and preferred dividends

Income taxes                                 -                               -
                                       -------                        --------
Net income (loss)                       (437.0)%                         (12.5)%
                                       =======                        ========




    Fiscal Year Ended March 31, 2002, Compared to Fiscal Year Ended
March 31, 2001

    Revenues. Total revenues increased $3,440,672, or 62.1%, to $8,983,444 for the fiscal year ended March 31, 2002, as compared to $5,542,772 for the fiscal year ended March 31, 2001. Distribution revenues decreased $62,337 or 8.8% to $645,496 for the fiscal year ended March 31, 2002, as compared to $707,833 for the fiscal year ended March 31, 2001. The decrease primarily results from the absence of distribution inventory for two months out of the current fiscal year due to the relocation of manufacturing sites. Manufacturing revenues increased $1,804,270, or 39.1%, to $6,423,355 for the fiscal year ended March 31, 2002, as compared to $4,619,085 for the corresponding period. The increase was primarily due to the decrease in manufacturing for certain affiliated companies as fully offset by an increase caused by additions to our customers base. These additions to the customer base directly results from the planned plant improvements undertaken during the fiscal year ended March 31, 2001 to comply with more stringent Good Manufacturing Practices (GMPs) in addition to other planned facility improvements.

         Pharmacy benefit management revenues increased $1,698,738 to $1,914,592 for the fiscal year ended March 31, 2002, as compared to $215,854 for the fiscal year ended March 31, 2001. The increase results from the absence of a full fiscal year's revenues in the corresponding period, as the Go2PBM Services commenced operations and recorded it first sales during February 2001 versus the current fiscal year's operations includes twelve months of revenues.

         Gross Profit. Total gross profit increased approximately $121,309 or 6.5%, to approximately $1,979,608 for the fiscal year ended March 31, 2002, as compared to approximately $1,858,299 for the fiscal year ended March 31, 2001. Total gross margins decreased from 33.5% for the fiscal year ended March 31, 2001, to 22.0% for the fiscal year ended March 31, 2002. Distribution gross profit decreased $19,708 to $275,807 for the fiscal year ended March 31, 2002, as compared to $295,515 for the fiscal year ended March 31, 2001. Distribution gross margin increased from 41.8% for the fiscal year ended March 31, 2001 to 42.7% for the fiscal year ended March 31, 2002. The increases are primarily attributable to the additional products added to the existing product line that have a higher margin. Manufacturing gross profit decreased $131,208, or 8.6%, to approximately $1,387,659 for the fiscal year ended March 31, 2002, as compared to approximately $1,518,867 in the corresponding period in 2001. For the fiscal year ended March 31, 2002, manufacturing gross margin decreased to 21.6%, from 32.8% in the corresponding period in 2001. The decrease is primarily attributable to a change in our sales portfolio that, although has higher sales unit volume, yields a lower gross margin. Pharmacy Benefit Management gross profit increased $272,224 to $316,141 for the fiscal year ended March 31, 2002, as compared to $43,917 for the fiscal year ended March 31, 2001. Pharmacy benefit management gross margin was 20.3% for the fiscal year ended March 31, 2001 as compared to 16.5% for the fiscal year ended March 31, 2002. The increase in the gross profit, with a decline in gross margin, was due a full year's operations as compared to two months of operations in the corresponding period.

         Marketing Expense. Marketing expenses decreased $23,625,000 for the fiscal year ended March 31, 2002 as compared to the corresponding period. The entire marketing expense in the prior year was due to a nonrecurring charge taken during November 2000 due to the issuance of 3,000,000 shares of common stock to Mr. Zappala and other shareholders of Go2Delaware, as related to the merger of Go2Pharmacy.com, Inc., a Delaware corporation ("Go2Delaware") and Go2Pharmacy,

Inc., a Florida corporation. Other than the $250,000 capital contribution due from Mr. Zappala, the individual, Go2Delaware had no assets with any assignable value thus creating no goodwill. Based on this fact, the 3,000,000 common shares issued at the $7.875 initial public offering price yielded the $23,625,000 which was accounted for as a marketing expense.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of advertising and promotional expenses; personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and amortization expense. Selling, general and administrative expenses increased $621,296, or 24.3%, to $3,177,723 for the fiscal year ended March 31, 2002, as compared to $2,556,427 in the corresponding period. The increase is primarily attributable to additional advertising and promotional expenses associated with our distribution segment, rents, as well as payroll expenses and costs associated with fringe benefits to support our distribution, manufacturing and pharmacy benefit management growth. As a percentage of sales, selling, general and administrative expenses decreased to 35.4% for the fiscal year ended March 31, 2002 from 46.04% in the corresponding period in 2001.

     Interest Income (Expense), Net. Interest expense, net of interest income, decreased $89,299 to $49,230 for the fiscal year ended March 31, 2002, from $138,529 for the fiscal year ended March 31, 2001. The decrease in net interest expense is primarily attributable to lower interest expense due to decreased balances outstanding due to continued principal payments as applied to outstanding obligations in addition to increased interest income earned on the initial public offering funds.

     Income Taxes. At March 31, 2001 and 2002, the Company had neither amounts recorded for a current or a deferred income tax liability, nor any income tax expense recorded for the fiscal year ended March 31, 2001 or 2002, due to available operating loss carryforwards.

     Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation as of and for the year ended March 31, 2002. Management also believes that its business is not seasonal, however significant promotional activities can have a direct impact on sales volume in any given quarter.

              Financial Condition, Liquidity and Capital Resources

     The Company has financed its operations through available borrowings under its credit line facilities, loans from within the Company, cash provided from operations and cash provided from the proceeds received from the initial public offering effective November 7, 2000. The Company had working capital of approximately $2,529,146 at March 31, 2002, inclusive of current portion of long-term obligations and credit facilities, as compared to a working capital of approximately $4,640,987 at March 31, 2001. The decline in working capital is based upon the financing of customers' accounts receivable and inventory in addition to the redemption of preferred stock in addition to investments in plant facility leasehold improvements.

     Net cash used in operating activities was $1,689,316 for the fiscal year ended March 31, 2002, as compared to net cash used in operating activities of $651,609 for the fiscal year ended

March 31, 2001. Cash used was primarily attributable to an increase in inventory of $375,276 , an increase in accounts receivable of $1,038,924, and an increase in due to/from affiliates of $337,292, a decrease in accrued expenses of $81,404 all of which is partially offset by depreciation and amortization of $445,561 , loss on the sale of equipment of $41,673, an increase in prepaid and other current assets of $233,316, a decrease in other assets of $10,075 and an increase in accounts payable of $571,361.

         Net cash used in investing activities was $860,914, representing $895,646 purchases of plant equipment and two plant locations' leasehold modifications as partially offset by proceeds from the sale of equipment of $27,000 and $7,732 resulting from the collection of payments related to notes receivable.

         Net cash used in financing activities was approximately $337,717, primarily attributable payments on long-term obligations of approximately $341,818, payments made on related party obligations of $28,074, payments of preferred stock dividends of $150,000 as partially offset by proceeds from issuance of long-term obligations of $182,175.

         In March 2001, the Company established an annually renewable line of credit in the amount of approximately $650,000 and is collateralized by a $650,000 restricted certificate of deposit. The facility imposes certain financial and reporting covenants. The agreement requires certain cash balances be maintained and prevents the Company from disposing of assets or incurring additional debt unless the transactions are within the normal course of business. As of March 31, 2001 and 2002, borrowings on the credit facility accrue interest at 6.76% and 4.25%, respectively. As of March 31, 2002, the balance owed under this facility was approximately $648,000.

On March 29, 2002, Breakthrough Engineered Nutrition, Inc. established a $100,000 annually renewable line of credit with a bank. Borrowings on the credit facility accrue at 6.25%. This line of credit is cross-collateralized with the Company's $650,000 restricted certificate of deposit and with Breakthrough's inventory and accounts receivable. As of March 31, 2002, $100,000 remained available under this line.

         Management believes that cash expected to be generated from operations, current cash reserves, and existing financial arrangements will be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. The Company's future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities, expected results from recent procedural changes surrounding the acceptance of manufacturing sales orders, and possible acquisitions. In particular, we have added additional manufacturing lines and have purchased additional fully automated manufacturing equipment to meet our present and future growth. Our plans may require the leasing of additional facilities and/or the leasing or purchase of additional equipment in the future to accommodate further expansion of our manufacturing, warehousing and related storage needs. If cash flows from operations, current cash reserves and available credit facilities are not sufficient, it will be necessary for the Company to seek additional financing. There can be no assurance that such financing would be available in amounts and on terms acceptable to the Company.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Our executive officers, directors and key employees and their ages and their respective
                                             -23-
positions as of March 31, 2002 were as follows:





    NAME                           AGE                       POSITION

Jugal K. Taneja                     58             Chairman of the Board and Director

Mihir K. Taneja                     27             Chief Executive Officer, Secretary and  Director

Kotha S. Sekharam, Ph.D             50             President and Director

Carol Dore-Falcone                  37             Vice President and Chief Financial Officer

Bartholomew J. Lawson               53             Director

Joseph Zappala                      67             Director

George L. Stuart, Jr.               56             Director

Dr. David Dalton                    53             Director



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

     DR. KOTHA S. SEKHARAM currently serves as our President and a Director. Prior to this, Dr. Sekharam was a founder and director of Nu-Wave Health Products, Inc., a developer and manufacturer of over-the-counter analgesic roll-ons and creams, dietary supplements and health and beauty care products. Dynamic acquired 80% of Nu-Wave in September 1995 and the additional 20% of Nu-Wave in July 1997. Dr. Sekharam served as President of Nu-Wave from June 1996 through March 1998 and Vice President of Nu-Wave from September 1995 until June 1996. From 1992 until September 1995, he served as Director of Research and Development of Energy Factors, Inc., our predecessor. He has served as President of Dynamic since June 1996 and served as our President since June 1998. Presently, he continues to serve as our President and as President of Dynamic. Dr. Sekharam holds a Ph.D. in food sciences from Central Food Technological Research Institute, Mysore, India, a United Nations university center and has been employed in the food and health industry since 1982.

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

Compensation of Directors

     We reimburse each of our directors for reasonable expenses incurred in attending meetings of our Board of Directors. Each non-employee director receives compensation in the form a fee of $500 for each meeting attended by such director, but not less than $2,000 per year if they attend at least three meetings during the year. For board meetings held telephonically, each quarter that such telephonic meetings are held, each participating non-employee director will be compensated $1,000 per quarter. This $1,000 compensation fee will be waived should the Company have a net loss available to common shareholders for that quarter. Non-employee directors who serve on board committees will be paid a fee of $100 for each committee meeting attended by such director. Additionally, all directors are eligible to receive stock options under the Company's 1999 Stock Option Plan, and directors who are also employees of the Company, or a subsidiary of the Company, are eligible to receive Incentive Stock Options when and as approved by the Board of Directors. During April 2001, the Company established a policy providing that all directors will receive 25,000 stock options per fiscal year if they attend at least two meetings in such fiscal year. Additionally, each member of a committee of the Board of Directors shall receive 5,000 additional stock options per fiscal year, each chairperson of a committee shall receive an additional 2,500 stock options per fiscal year and the Chairman of the Board shall receive 10,000 stock options per fiscal year. The options granted under this policy to directors are exercisable in accordance with a three-year vesting schedule from date of grant, provided that should any director resign prior to the end of the relevant term of office, the options granted for during such fiscal term shall be immediately canceled. During the fiscal year ended March 31, 2002, 310,000 options in aggregate were granted to the directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2002, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 on a timely basis during fiscal year 2002.

ITEM 10.      EXECUTIVE COMPENSATION

     The following table sets forth certain summary information with respect to the compensation paid to the Company's Chief Executive Officer, President and Chief Financial Officer for services rendered in all capacities to the Company for the fiscal periods ended March 31, 2000, 2001 and 2002. Other than as listed below, the Company had no executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year:



                                               SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------
                        Annual Compensation                                      Long-Term Compensation
                        -------------------                                      ----------------------
                                                                              Awards                 Payouts
--------------------------------------------------------------------------------------------------------------------
     Name and         Year    Salary ($)   Bonus ($)  Other Annual   Restricted   Securities   LTIP          All
    Principal                     (1)                 Compensation   Stock Award  Underlying   Payouts      Other
     Position                                             ($)                     Options /    ($)     Compensation
                                                                                   SARs (#)                  ($)
                                                                                      (2)
--------------------------------------------------------------------------------------------------------------------
Mihir K. Taneja,      2002      151,196        -            -             -            -           -          -
Chief
Executive
Officer             ------------------------------------------------------------------------------------------------
                      2001      110,757        -            -             -         50,000         -          -
                    ------------------------------------------------------------------------------------------------
                      2000       60,000        -            -             -            -           -          -
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Kotha S.              2002      91,805         -            -             -            -           -          -
Sekharam,
Ph.D.,
President           ------------------------------------------------------------------------------------------------
                      2001      98,984         -            -             -         50,000         -          -
                    ------------------------------------------------------------------------------------------------
                      2000      90,000         -            -             -            -           -          -
--------------------------------------------------------------------------------------------------------------------
Carol Dore-           2002      112,228        -            -             -            -           -          -
Falcone,
Vice
President and
Chief
Finanical           ------------------------------------------------------------------------------------------------
Officer               2001      108,591        -            -             -         50,000         -          -
                    ------------------------------------------------------------------------------------------------
                      2000      90,000         -            -             -            -           -          -
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

Employment Arrangements

            The Company has entered into three-year employment agreements commencing June 2000 with Mihir K. Taneja, Chief Executive Officer, Kotha S. Sekharam, President, and Carol Dore-Falcone, Vice President and Chief Financial Officer, at annual salaries of $150,000, $90,000 and $110,000, plus benefits, respectively. Effective February 1, 2001, the Company entered into an annually renewable consulting agreement with the Chairman of the Board, Jugal K. Taneja, pursuant to which he is paid an annual fee of $100,000.

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

The following represents the employees' common stock options outstanding as of March 31, 2002:


         Option balance outstanding, March 31, 2001...................     243,000

         Granted......................................................           0
         Exercised....................................................           0
         Forfeited....................................................     (15,500)
                                                                          --------
         Option balance outstanding, March 31, 2002...................     227,500
                                                                          ========

As of March 31, 2002, of the 227,500 options outstanding, 75,833 options were vested with 151,667 options being nonvested.

Forfeited options represent options granted to one or more employees of record whose employment is terminated, voluntarily or involuntarily, and based on their termination date, such options were considered nonvested.

         On December 1, 2000, the board of directors approved the granting a total of 200,000 options, or 50,000 options each, to be allocated to each of the Company's officers of record as of that date. The exercise price of the options granted on December 1, 2000 was $2.00 per share based on the closing price on the NASDAQ on November 30, 2000. Each of the officers' of record were to receive the options based on their years of service and their salary.
The following represents the officers' common stock options outstanding as of March 31 ,2002:



         Option balance outstanding, March 31, 2001.......................    150,000
         Granted..........................................................          0
         Exercised........................................................          0
         Forfeited........................................................          0
                                                                              -------
         Option balance outstanding, March 31, 2002                           150,000
                                                                              =======


As of March 31, 2002, of the 150,000 options outstanding, 50,000 of those options were vested with 100,000 options being nonvested.

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

     On December 1, 2000, the Chairman of the Board approved the granting of a total of 16,000, or 4,000 options to each non-employee director, options to be allocated to each of the Company's nonemployee directors of record as of that date. The exercise price of the options is $2.00 as based on the closing price of the Company's stock on the NASDAQ SmallCap Market on November 30, 2000. This plan was amended during September 2001. Options issued during the year ended March 31, 2002 were issued under the amendment to the plan and exercisable at $1.00 for those directors who beneficially own less than 10% of the Company and at $1.10 for those directors who beneficially own more than 10% of the Company based on the closing-price of the company's stock on the date granted. The following represents the nonemployee common stock options outstanding as of March 31, 2002:

As of March 31, 2002, of the 326,000 options outstanding, 5,333 of those options were vested with 320,667 options being nonvested.



         Option balance outstanding, March 31, 2001....................       16,000
         Granted.......................................................      310,000
         Exercised.....................................................            0
         Forfeited.....................................................            0
                                                                             --------
         Balance outstanding, March 31, 2002                                 326,000
                                                                             ========

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 31, 2002, certain information concerning beneficial ownership of shares of Common Stock with respect to (i) each person known to the Company to own 5% or more of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the executive officers of the Company, and (iv) all directors and officers of the Company as a group:

                                                AMOUNT AND
                                                NATURE OF         APPROXIMATE
                    NAME AND ADDRESS OF         BENEFICIAL          PERCENT
TITLE OF CLASS      BENEFICIAL OWNER (1)        OWNERSHIP (2)     OF CLASS (%)
--------------      --------------------         ------------------------------

Common              Jugal K. Taneja                1,530,612         21.8%

Common              Mihir K. Taneja                  307,420          4.4

Common              Kotha S. Sekharam, PhD           124,241          1.8

Common              Carol Dore-Falcone                15,000          -

Common              Joseph Zappala                 1,822,500         25.9

Common              Bartholomew Lawson               250,000          3.6

Common              Dr. David Dalton                  37,500           .5

Common              George Stuart, Jr.                   -              -

Common              Carnegie Capital                 529,579          7.5

Common              Daniel Kinsey                    367,500          5.2

Common              All officers and directors     4,087,273         58.2
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

(3) The following factors have been taken into consideration in calculating the amount and nature of beneficial ownership in Go2Pharmacy:

               o Dr. Kotha Sekharam's beneficially owned shares include approximately 15,770 shares beneficially owned by Madhavi Sekharam, Dr. Sekharam's wife, as to which Dr. Sekharam exercises no investment or voting power and disclaims beneficial ownership.

               o Jugal K. Taneja's beneficially owned shares include approximately 332,651 shares beneficially owned by his wife Manju Taneja. Mr. Taneja exercises no investment or voting power over any of the shares owned by his wife, and disclaims beneficial ownership of those shares.

               o Jugal K. Taneja's beneficially owned shares also include 529,579 shares beneficially owned by Carnegie Capital, Ltd., 340,016 shares beneficially owned by Bryan Capital Limited Partnership and approximately 55,323 shares beneficially owned by First Delhi Trust. Mr. Taneja is the general partner of both Carnegie Capital, Ltd. and First Delhi Trust, and holds sole voting and investment power over these shares. Bryan Capital Limited Partnership is indirectly owned by Dynamic Health Products, Inc., an affiliate, and who Jugal K. Taneja is the Chairman and CEO.

               o Joseph Zappala's beneficially owned shares include 485,000 shares beneficially owned by Mr. Zappala's wife and minor children.

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

Revenues: For the fiscal years ended March 31, 2001 and 2002, manufacturing revenues of approximately $794,757 and $291,579, respectively, were recorded from sales by the Company to subsidiaries of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the fiscal years ended March 31, 2001 and 2002, revenues of $65,240, and $5,122, respectively, were recorded from sales by the Company to DrugMax, Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the fiscal years ended March 31, 2001 and 2002, revenues of $64,251 and $47,956, respectively, were recorded from sales by the Company to VerticalHealthInc., an affiliate of the Company, and of which Jugal
K. Taneja, the Chairman of the Board of the Company, is a principal shareholder.

For the fiscal years ended March 31, 2001 and 2002, pharmacy benefit managment revenues of approximately $215,894 and $1,914,593, respectively, were recorded from sales by the Company to CarePlus Health Plan, an affiliate of the Company's board members Mssrs. Lawson and Zappala. Our wholly-owned subsidiary, Go2PBMServices, Inc., derives 100% of its revenues from this contract.

Trade Accounts Receivable/ Trade Accounts Payable - Amounts due to affiliates and amounts due from affiliates represent balances owed by or amounts owed to the Company for sales occurring in the normal course of business. Amounts due to and amounts due from these affiliates are in the nature of trade payables or receivables and fluctuate based on sales volume and payments received.

As of March 31, 2001 and 2002, for the manufacturing segment, $149 and $73,895 was due from subsidiaries of Dynamic Health Products. $59,328 and $57,700, respectively, was due to DrugMax., $0 and $28,982 was due from VerticalHealth,Inc., and $0 and $59,380 was due from Careplus Health.

As of March 31, 2001 and 2002, for the distribution segment, $13,813 and $21,534 was due to DrugMax.

As of March 31, 2001 and 2002, for the pharmacy benefit management segment, $106,838 and $265,292 was due from CarePlus Health.

Lease / Debt Obligations - For each of the years ended March 31, 2001 and 2002, rent expense of $192,000 was paid to Dynamic Health Products, Inc. The Company and Dynamic are parties to a ten-year, triplenet operating lease that expires in the year 2009. Monthly rents are $16,000 per month.

In September 1999, the Company issued 150,000 shares of redeemable series A preferred stock to Dynamic Health Care Products, Inc. in satisfaction of $1,500,000 of outstanding liabilities. The shares of preferred stock were subsequently transferred to JB Capital Corp., a company affiliated with our Chairman, Jugal K. Taneja. Holders of redeemable series A preferred stock vote together with the holders of common stock with respect to all matters as to which such shareholders vote, with each share of redeemable series A preferred stock entitled to one vote. In the event of liquidation, dissolution or winding-up of our operations, holders of redeemable series A preferred stock will be paid an amount equal to $10.00 per share of redeemable series A preferred stock before any payment is made with respect to our common stock. The redeemable series A preferred stock pays dividends at the rate of 10% per annum, which is cumulative from the date of issuance and payable quarterly commencing March 31, 2001. For the years ended March 31, 2001 and 2002, $225,000 and $150,000 of accrued preferred dividends were paid to JB Capital Corp. As of March 31, 2002, the holders of the preferred stock have the right to redeem approximately 17,500 shares based upon the redemption formula utilizing positive net income attained February and March 2002. Positive net income is defined as net income/(loss) as adjusted for depreciation, amortization and other non-cash charges. The Company has agreed with the holders of the preferred stock to a sliding scale redemption plan based on monthly positive net income. The monthly redemption schedule is as follows:


Monthly positive net income as (defined):                    Payment due
----------------------------------------                     -----------

  $-0- - $24,999                                             $     -0-
  $25,000 - $124,999                                         $  25,000
  $125,000 - $224,999                                        $  50,000
  $225,000 - $324,999                                        $  75,000
  $325,000 - $424,999                                        $ 100,000

An additional $25,000 will be paid to the holders of the preferred stock for each additional $100,000 of cash basis net income, as defined, above $424,999 until such time that all preferred stock is redeemed.

In June 2000, Go2 established a $100,000 revolving line of credit with Carnegie Capital, LTD, an affiliate of Jugal K. Taneja, Chairman of the Board of the Company, to provide a source of funding for cash requirements directly related to Go2's Registration Statement. The note bore interest at 10% per annum. Principal and interest on the note was due and payable in full upon the successful completion of an initial public offering of Go2's common stock. The Company's public offering was completed during November 2000 and in accordance with this revolving line of credit agreement, the outstanding balance, that was included in obligations to related parties as of March 31,2000, was paid in full in the amount of $65,000.

In June 2000, Go2 established a $100,000 revolving line of credit with Joseph Zappala, a Director of DrugMax, Inc., an affiliate of the Company and the President of Go2Pharmacy.com, Inc., a Delaware corporation, to provide a source of funding for cash requirements directly related to Go2's registration statement. The note bore interest at 10% per annum. Principal and interest on the note was due and payable in full upon the successful completion of an initial public offering of Go2's common stock. The Company's public offering was completed during November 2000 and in accordance with this revolving line of credit agreement, the outstanding balance that was due as included in obligations to related parties as of March 31, 2000 was $65,000. In accordance with the merger agreement (the "Agreement") between Go2Pharmacy, Inc. (a Florida corporation) and Go2Pharmacy.com, Inc. (a Delaware corporation) simultaneous with the merger, Joseph Zappala and the other Go2Delaware shareholders were to receive 3,000,000 shares of the Company's common stock with his capital contribution of $250,000 cash. Mr. Zappala, the individual, personally incurred $125,000 in expenses directly related to the initial public offering in addition to the $65,000 mentioned directly above for a total amount due to Mr. Zappala of $190,000. The $190,000 was offset against the $250,000 due as a part of the Agreement with the net amount, $60,000, being established as an account receivable due from Mr. Zappala. Prior to December 31, 2000, Mr. Zappala paid the Company the $60,000 in full.

In May 2000, 21st Century Healthcare Fund, LLC, an affiliate of the Chairman of the Board of the Company, loaned the Company $10,000 for the purpose of assisting the Company with its working capital needs. This loan was to be repaid within 60 days and subsequently was repaid in July 2000.

In December 1999, the Company established a $500,000 line of credit facility with a bank, secured and guaranteed by Dynamic Health Products, the Company's parent at that time. The line of credit was paid during November 2000.

In February 1999, the Company established a $2,000,000 credit facility to provide additional working capital to support our continued growth. The note with respect to a portion of this debt was secured by all of our assets, all of Dynamic's assets, our parent at the time, and by personal guarantee from our Chairman of the Board. This credit facility was replaced during March 2001 with an annually-renewable $650,000 credit facility in addition to a $550,000 five-year term loan. The credit facility and term loan is not personally guaranteed by the Company's Chairman.

In June 1998, the Company assumed a $25,000 note payable to the parent's Vice Chairman of Business Development, associated with the June 12, 1998 Energy Factors acquisition. The note bore interest at 10.8% per annum. Interest due totaled $2,937 and $4,786 as of March 31, 2000 and 2001, respectively. The note was to be repaid in 24 equal monthly payments beginning September 1, 1999. The parties had agreed to suspend payments on the note until the consummation of an initial public offering of common stock of the Company. Beginning July 2000, the Company began making scheduled principal payments of approximately $2,000 per month with the last and final payment occurring during June 2001. As of March 31, 2001 and

2002, the principal balance due was $6,000 and $0, respectively.

Other Transactions - The $23,625,000 marketing expense presented in the statement of operations for the fiscal year ended March 31, 2001 is a nonrecurring charge as a consequence of the issuance of 3,000,000 shares of common stock to Mr. Zappala, and the other shareholders of Go2Delaware, as related to the merger of Go2Pharmacy.com, Inc., a Delaware corporation ("Go2Delaware") and Go2Pharmacy, Inc, a Florida corporation. Other than the $250,000 capital contribution from Mr. Zappala, Go2Delaware had no assets with any assignable value thus creating no goodwill. Based on this fact, the 3,000,000 common shares issued at the $7.875 initial public offering price yielding the $23,625,000 was accounted for as a marketing expense during November 2000.

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

     In November 1999, we entered into exclusive manufacturing agreements with DrugMax, Inc. and JavaSports.com, Inc. whereby we agreed to manufacture all products which DrugMax and JavaSports.com require and which we are capable of manufacturing. We believe that the prices we charge this company are competitive and at no less favorable terms than those with non-affiliated third parties. Jugal K. Taneja, our Chairman, is a director of DrugMax, Inc. and Chairman of Java Sports.com.

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

3.5      Agreement with holder of Series A preferred stock dated as of March
         25, 2002.

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

10.8 Acquisition Agreement between Go2Pharmacy.com, Inc. (Florida) and Go2Pharmacy.com, Inc. (Delaware) **

10.9     Agreement between Go2Pharmacy.com, Inc. (Delaware)  and
         CarePlus dated as of March 23, 2000.**

10.10 Agreement between Go2Pharmacy.com, Inc. (Delaware) and the Greater New York Health Care Association dated
         June 27, 2000.  **

10.11    Consulting Agreement between Go2Pharmacy.com, Inc.and
         Joseph Zappala  **

10.12 Promissory Note between Go2Pharmacy, Inc. and First Community Bank of America dated March 8, 2001 in the amount of $551,512 **

10.13 Revolving Line of Credit Promissory Note between Go2Pharmacy, Inc. and First Community Bank of America dated March 8, 2001 in the amount of $650,000

10.14    Consulting Agreement with Jugal K. Taneja dated February 2001.**

10.15    Sublease and Consent

10.16 Revolving line of Credit Promissory Note between Breakthrough Engineered Nutrition, Inc. and First Community Bank of America dated March 29, 2002 in the amount of $100,000

21.1     Go2Pharmacy, Inc. - List of Subsidiaries. **

                      ** Previously filed

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              GO2PHARMACY, INC.

         Dated: June 28, 2002                 /s/ Mihir K. Taneja
                                              --------------------------------
                                              Mihir K. Taneja,
                                              Chief Executive Officer,
                                              Secretary and Director

                                              /s/ Kotha S. Sekharam, Ph.D.
                                              ----------------------------
                                              Kotha S. Sekharam
                                              President and Director

                                              /s/ Carol Dore-Falcone
                                              --------------------------------
                                              Carol Dore-Falcone
                                              Vice President and Chief
                                              Financial Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities as on June 28, 2002.

                                               /s/ Jugal K. Taneja
                                               -------------------------------
                                               Jugal K. Taneja
                                               Chairman of the Board of
                                               Directors

                                               /s/ Bartholomew Lawson
                                               -------------------------------
                                               Bartholomew Lawson
                                               Director

                                               /s/ Joseph Zappala
                                               -------------------------------
                                               Joseph Zappala
                                               Director

                                               /s/ George L. Stuart, Jr.
                                               -------------------------------
                                               George L. Stuart, Jr.
                                               Director

                                               /s/  Dr. David Dalton
                                               -------------------------------
                                               Dr. David Dalton
                                               Director

                                GO2PHARMACY, INC.
                                AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2002

                                    CONTENTS
                                    --------


INDEPENDENT AUDITORS' REPORT                                              F-1

FINANCIAL STATEMENTS
     CONSOLIDATED BALANCE SHEETS                                          F-2

     CONSOLIDATED STATEMENTS OF OPERATIONS                                F-4

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                      F-5

     CONSOLIDATED STATEMENTS OF CASH FLOWS                            F-6 - F-7

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      F-8 - F-25

                    REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                    Board of Directors
                    Go2Pharmacy, Inc. and Subsidiaries

                    We have audited the accompanying consolidated balance sheets of Go2Pharmacy, Inc. and subsidiaries as of March 31, 2001 and 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

                    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Go2Pharmacy, Inc. and subsidiaries as of March 31, 2001 and 2002 and the consolidated results of operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.


                                         /S/   BRIMMER, BUREK & KEELAN LLP

                                               BRIMMER, BUREK & KEELAN LLP

                                               Certified Public Accountants

                    Tampa, Florida
                    May 24, 2002

                       GO2PHARMACY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS




                                                                        MARCH 31,                MARCH 31,
                                                                          2001                     2002
                                                                     ---------------         --------------


Current assets:
  Cash and cash equivalents                                          $  3,280,585            $   392,638
  Certificate of deposit, restricted                                      650,000                679,205
  Accounts receivable, net                                                691,337              1,730,261
  Inventories, net                                                      1,799,737              2,121,406
  Prepaid expenses and other current assets                               478,803                176,812
  Due from affiliates                                                     107,602                427,588
                                                                     ---------------         --------------

    Total current assets                                                7,008,064              5,527,910



Property, leaseholds and equipment, net                                 1,053,052              1,612,156




Intangible assets, net                                                  1,206,255                957,932




Other assets, net                                                         160,340                127,905
                                                                     ---------------         --------------



    Total assets                                                     $  9,427,711            $ 8,225,903
                                                                     ===============         ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY




                                                                        MARCH 31,              MARCH 31,
                                                                          2001                   2002
                                                                    ---------------        ---------------

Current liabilities:
  Accounts payable                                                     $ 870,811            $ 1,432,917
  Current portion of long-term obligations                               388,941                254,234
  Credit lines payable                                                   647,789                647,789
  Accrued expenses                                                       361,753                258,349
  Obligations to related parties                                          23,230                  1,151
  Obligations to affiliates                                               74,553                404,324
                                                                    ---------------        ---------------

     Total current liabilities                                         2,367,077              2,998,764

Long-term obligations, less current portion                              624,419                381,152
                                                                    ---------------        ---------------

     Total liabilities                                                 2,991,496              3,379,916

Redeemable preferred stock, no par value, 150,000
  shares authorized, 150,000 and 117,500 respectively,
  issued and outstanding, at face value                                1,500,000              1,175,000


Commitments and contingencies                                                -                      -


Shareholders' equity:
  Preferred stock, no par value, 5,850,000 shares
     authorized, no shares issued and outstanding                            -                      -
  Common stock, $.01 par value; 24,000,000 shares
     authorized; 7,025,000 shares issued and outstanding                  70,250                 70,250
  Additional paid-in capital                                          29,944,240             29,953,495
  Retained earnings (deficit)                                        (25,078,275)           (26,352,758)
                                                                    ---------------        ---------------

        Total shareholder's equity                                     4,936,215              3,670,987
                                                                    ---------------        ---------------

              Total liabilities and shareholders' equity             $ 9,427,711            $ 8,225,903
                                                                    ===============        ===============




See accompanying notes to consolidated financial statements.

                       GO2PHARMACY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           YEAR ENDED MARCH 31,
                                                      -------------------------------
                                                          2001                2002
                                                     ------------         -----------
Revenue
 PBM                                                 $    215,854         $ 1,914,592
 Distribution                                             707,833             636,965
 Manufacturing                                          4,619,085           6,431,887
                                                     ------------         -----------
  Total revenue                                         5,542,772           8,983,444

Cost of goods sold
 PBM                                                      171,937           1,598,451
 Distribution                                             412,318             368,511
 Manufacturing                                          3,100,218           5,031,976
                                                     ------------         -----------
  Total cost of goods sold                              3,684,473           6,998,938

Gross profit
 PBM                                                       43,917             316,141
 Distribution                                             295,515             268,454
 Manufacturing                                          1,518,867           1,399,911
                                                     ------------         -----------
  Total gross profit                                    1,858,299           1,984,506

Marketing expense                                      23,625,000                   -

Selling, general and administrative expenses            2,556,427           3,182,620
                                                     ------------         -----------

Operating income (loss) before other income (expense) (24,323,128)         (1,198,114)

Other income (expense):
 Interest income (expense), net                          (138,529)            (50,414)
 Other income (expense), net                              235,194             124,045
                                                     ------------         -----------

  Total other income (expense)                             96,665              73,631
                                                     ------------         -----------
Loss before income taxes                              (24,226,463)         (1,124,483)

Income taxes                                                    -                   -
                                                     ------------         -----------
Net loss                                              (24,226,463)         (1,124,483)

Preferred stock dividends                                 225,000             150,000

Net loss available to common shareholders            $(24,451,463)        $(1,274,483)
                                                     ============         ===========
Basic and diluted loss per share                     $      (5.42)        $     (0.18)
                                                     ============         ===========
Basic and diluted weighted average number
 of common shares outstanding                           4,507,328           7,025,000
                                                     ============         ===========

See accompanying notes to consolidated financial statements.


                       GO2PHARMACY, INC. AND SUBSIDIARIES
                       STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 MARCH 31, 2002

                                                                                  Additional                          Total
                                    Preferred  Stock         Common Stock          Paid in        Retained         Shareholders'
                                  Shares        Dollars     Shares      Dollars    Capital         Deficit        Equity (deficit)
                             -------------   ------------  ----------  --------- ------------  --------------   ------------------

Balances at March 31, 2000            -        $    -       3,000,000  $ 30,000  $         -   $   (626,812)      $       (596,812)

Sale of common stock                  -             -       1,000,000    10,000    6,645,705              -              6,655,705

Stock issued to merge
 Go2 Delaware                         -             -       3,000,000    30,000   23,595,000              -             23,625,000

Capital contribution                  -             -            -           -        60,000              -                 60,000

Stock issued for services             -             -       25,000          250         (250)             -                     -

IPO expenses                          -             -            -           -      (356,215)             -               (356,215)

Preferred Stock dividends             -             -            -           -             -       (225,000)              (225,000)

Net loss                              -             -            -           -             -    (24,226,463)           (24,226,463)
                             -------------   ------------  ----------  --------- ------------  --------------   ------------------
Balances at March 31, 2001            -        $    -       7,025,000  $ 70,250  $29,944,240   $(25,078,275)      $      4,936,215

Payment of IPO expenses               -             -            -           -         9,255              -                  9,255

Preferred Stock dividends             -             -            -           -             -       (150,000)              (150,000)

Net loss                              -             -            -           -             -     (1,124,483)            (1,124,483)
                             -------------   ------------  ----------  --------- ------------  --------------   ------------------
Balances at March 31, 2002            -        $     -      7,025,000  $ 70,250  $29,953,495   $(26,352,758)      $      3,670,987
                             =============   ============  ==========  ========= ============  ==============   ==================

 See accompanying notes to consolidated financial statements.

              GO2PHARMACY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              MARCH 31,          MARCH 31,
                                                                2001               2002
                                                              ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                    $(24,226,463)       $(1,124,483)
 Adjustments to reconcile net loss to net cash used by
   operating activities:
 (Gain) loss on disposal of equipment                             (26,690)             41,673
 Depreciation and amortization                                    322,592             445,561
 Accrued interest income                                                -             (33,923)
 Stock issued for marketing expense                            23,625,000                   -
 Changes in operating assets and liabilities:
 Accounts receivable                                             (232,088)         (1,038,924)
 Inventory                                                       (311,634)           (375,276)
 Prepaid expenses and other current assets                       (118,039)            233,316
 Other assets                                                     (28,875)             10,075
 Accounts payable                                                   9,935             571,361
 Accrued expenses                                                 203,647             (81,404)
 Due from affiliates, net                                         131,006            (337,292)
                                                             ------------        ------------
 Net cash used by operating activities                           (651,609)         (1,689,316)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, leaseholds and equipment             $   (647,605)       $  (895,646)
 Purchases of intangible assets                                  (221,789)                 -
 Collections on  notes receivable                                 252,035              7,732
 Investment in restricted certificate of deposit                 (650,000)                 -
 Proceeds from disposal of equipment                              113,000             27,000
                                                             ------------        ------------
 Net cash used by investing activities                         (1,154,359)          (860,914)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                      $  6,655,705        $         -
 Net change in credit lines payable                              (701,495)                 -
 Proceeds from issuance of long-term obligations                  378,869            182,175
 Payments of long-term obligations                               (333,722)          (341,818)
 Decrease in amount due to Dynamic                               (667,174)
 Proceeds from issuance of related party obligations              148,182                  -
 Payment of related party obligations                            (124,953)           (28,074)
 Payment of preferred stock dividends                            (225,000)          (150,000)
 Proceeds from capital contributions                               60,000                  -
 Payments of preregistration expenses                            (103,859)                 -
                                                             ------------        ------------
 Net cash provided (used) by financing activities               5,086,553           (337,717)
                                                             ------------        -----------
Net increase (decrease) in cash                                 3,280,585         (2,887,947)
Cash at beginning of period                                             -          3,280,585
                                                             ------------        -----------
Cash at end of period                                        $  3,280,585        $   392,638
                                                             ============        ===========

              GO2PHARMACY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                              MARCH 31,          MARCH 31,
                                                                2001               2002
                                                              ---------          ---------
SUPPLEMENTAL INFORMATION:
 Cash paid for interest                                      $    218,880        $   161,730
                                                             ============        ===========
 Cash paid for taxes                                         $          -        $         -
                                                             ============        ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 3,000,000 shares of common stock to complete the
merger of Go2Pharmacy.com                                    $ 23,625,000        $         -
                                                             ============        ===========
Initial public offering registration expenses paid from
proceeds of initial offering                                 $    356,215        $         -
                                                             ============        ===========
Issuance of 25,000 shares of common stock for professional
services in connection with the initial public offering      $    196,875        $         -
                                                             ============        ===========



          See accompanying notes to consolidated financial statements.

                       GO2PHARMACY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 and 2002


NOTE 1 - BACKGROUND INFORMATION

We were incorporated in 1985 as Energy Factors, Inc., a Florida corporation. In August 1998 we changed our name to Innovative Health Products, Inc., and in February 2000 we changed our name to Go2Pharmacy, Inc., in anticipation of our merger with the Delaware corporation Go2Pharmacy.com, Inc. Currently, Go2Pharmacy ("Go2") continues to do manufacturing business under the name Innovative Health Products, Inc. as it represents our manufacturing arm of the Company. Prior to November 7, 2000 Go2Pharmacy, Inc., the Florida corporation was a wholly-owned subsidiary of Dynamic Health Products, Inc. ("Dynamic").

On November 7, 2000, the Securities and Exchange Commission declared Go2's registration of 1,000,000 shares of the common stock to be effective. The registration was affected through the filing of Registration Statement No. 333-92849 on Form SB-2 with the Securities and Exchange Commission. The Company's initial public offering, pursuant to this registration, was successfully completed on November 14, 2000. In conjunction with this offering, 1,000,000 shares of common stock, $.01 par value, were sold to the public for net proceeds of $6,655,705. Simultaneously with and conditioned upon the offering, Go2 merged with Go2Pharmacy.com, Inc., a Delaware corporation, in exchange for 3,000,000 shares of its common stock. Other than the $250,000 gross cash capital contribution, Go2Delaware had no assets with any assignable value thus creating no goodwill. In addition, given there was no historical revenues, no amounts attributable to Go2Delaware have been or will be included, or disclosed in the notes thereto, in these consolidated financial statements as of and for the years ended March 31, 2001 and 2002. The statement of operations for the year ended March 31, 2001 and 2002 includes all the operations from April 1, 2000 for Go2Pharmacy, the Florida corporation, and the operations of Go2Pharmacy.com, Inc.from November 7, 2000 when it merged.

In April 2000, Breakthrough Engineered Nutrition, Inc. ("Breakthrough"), a Florida corporation, was formed as a wholly-owned subsidiary of Go2Pharmacy, Inc. to market and distribute its own zero and low carbohydrate product line, Lean Protein, to wholesalers and retail stores using a network of distributors throughout the United States and Canada.

In February 2001, we formed a wholly-owned subsidiary, Belcher Pharmaceuticals, Inc. ("Belcher"), in order to manufacture and distribute private label over the counter products.

In March 2001, we formed a wholly-owned subsidiary, Go2PBM Services, Inc., ("PBM") for the purpose of providing pharmacy benefit management services. PBM administers drug benefits for health maintenance organizations, insurance company plans, preferred provider organizations, self-insured corporate health plans and Taft-Hartley self-insured labor unions. As a pharmacy benefit manager, we manage all member benefits in low risk plans, while taking an exclusively administrative role in higher risk plans. Our administrative services include claim processing, network management and customer service. We have entered into an agreement to provide our pharmacy benefit management services to a New York State Health Maintenance Organization. Through the development of our manufacturing and pharmacy benefit management efforts, we intend to provide health plans and institutional customers with an efficient source for their pharmacy product needs.

                       GO2PHRMACY, INC. AND SUBSIDIARIES
                  NOTESS TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Principles of Consolidation

The consolidated financial statements as of and for the year ended March 31, 2001 and 2002 include the corporate and manufacturing accounts of Go2Pharmacy, Inc. (the "Company"), ("Go2"), which is continuing to do manufacturing business as Innovative Health Products, Inc. ("Innovative"), and its wholly-owned Florida subsidiaries, Breakthrough, Belcher and PBM. Significant intercompany balances and transactions have been eliminated in consolidation.

b.  Industry Segment

In accordance with the provisions of Statement of Financial Accounting Standards No. 131, (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker related to the allocation of resources and in the resulting assessment of the segment's overall performance. As of and for the year ended March 31, 2001 and 2002, the Company had three industry segments: manufacturing, distribution and pharmacy benefit management. The $9,427,711 of total assets as of March 31, 2001 were comprised of $3,924,600 attributable to corporate, $4,725,460 attributable to manufacturing, $670,813 attributable to distribution and $106,838 attributable to pharmacy benefit management. The $8,226,859 of total assets as of March 31, 2002 were comprised of $844,469 attributable to corporate, $6,453,863 attributable to manufacturing, $632,858 attributable to distribution and $295,669 attributable to pharmacy benefit management.

c.  Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

d.  Restricted Cash

Restricted cash is comprised of a one-year certificate of deposit that is collateralizing lines of credit with a Bank.

e.  Inventories

Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out method.

                       GO2PHARMACY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f.  Property, Leasehold Improvements and Equipment

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

g.  Intangible Assets

Intangible assets consist primarily of goodwill and intellectual property. The excess of cost over the net assets acquired (goodwill) is amortized over 20 years, using the straight-line method. Intellectual property is amortized over five years.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 141" and "FAS 142"). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria by which intangible assets acquired in a purchase method business combination be recognized and reported separately from goodwill. FAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. FAS 142 will also require the intangible assets with definite useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

We are required to adopt the provisions of FAS 141 effective July 1, 2001 and FAS 142 effective April 1, 2002. We have not yet assessed the impact the new standards will have on future financial statements. For the year ended March 31, 2002, amortization expense associated with goodwill was $45,086. The unamortized balance of goodwill at March 31, 2002 was $728,896.

h.  Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company's policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There have been no impairment losses recorded for the fiscal years 2001 and 2002.

                       GO2PHARMACY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                            MARCH 31, 2001 AND 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

i.  Income Taxes

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. Until November 7, 2000, the Company was a subsidiary of Dynamic's consolidated group tax return; accordingly, the deferred taxes as described in Note 12, reflect that portion of the consolidated group attributable to the Company.

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

k.  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at March 31, 2001 and 2002, as well as the reported amounts of revenues and expenses for the fiscal years ended March 31, 2001 and 2002. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

l.  Concentration of Credit Risk

Concentrations of credit risk with respect to trade accounts receivable are limited due to the distribution of sales over a large customer base as of March 31, 2001 and 2002. For the years ended March 31, 2001, two customers accounted for 16.4%, and 9.9% of revenues, respectively, while for the year ended March 31, 2002, four customers accounted for 22.8%, 21.3%, 16.6% and 7.4% of revenues, respectively, in relation to total consolidated revenues. The Company has no concentration of customers within specific geographic areas outside the United States that would give rise to significant geographic credit risk.

At March 31, 2002 the Company maintained cash balances in excess of federally insured limits of approximately $1,127,000.

                       GO2PHARMACY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

m.  Revenue Recognition

In accordance with SAB 101, Revenue Recognition, revenues are recognized by the Company when the merchandise is shipped to the customer.

n.  Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $105,550, and $116,702 for the years ended March 31, 2001 and 2002, respectively.

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

Long-term Obligations: The fair value of the Company's fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At March 31, 2001 and 2002, the fair value of the Company's long-term obligations approximated its carrying value.

Credit Lines Payable: The carrying amount of the Company's credit lines payable approximates fair market value since the interest rate on these instruments corresponds to market interest rates.

p.  Reclassifications

Certain reclassifications have been made to the financial statements as of and for the fiscal year ended March 31, 2001 to conform to the presentation as of and for the year ended March 31, 2002.

                       GO2PHARMACY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2002

NOTE 3 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consist of the following:



                                                                                                     March 31,
                                                                                     --------------------------------------
                                                                                         2001                        2002
                                                                                     ------------              ------------
         Trade accounts receivable                                                   $   773,353               $ 1,879,175
         Less allowance for uncollectible accounts                                       (82,016)                 (148,914)
                                                                                     ------------              ------------

                                                                                     $   691,337               $ 1,730,261
                                                                                     ============              ============


As of March 31, 2001, the total accounts receivable balance of $773,353 includes $683,560 related to the Company's manufacturing segment, $89,793 related to the Company's distribution segment. As of March 31, 2002, the total accounts receivable balance of $1,879,175 includes $1,673,657 related to the Company's manufacturing segment and $205,518 related to the Company's distribution segment.

NOTE 4 - INVENTORIES, NET

Inventories, net, consist of the following:



                                                                                                     March 31,
                                                                                     --------------------------------------
                                                                                         2001                        2002
                                                                                     ------------               -----------
         Raw materials                                                                $ 1,654,074               $ 1,850,331
         Work in process                                                                   57,107                   185,518
         Finished goods                                                                   103,556                   171,211
                                                                                      -----------               -----------
                                                                                        1,814,737                 2,207,060
         Less Reserve for obsolescence                                                    (15,000)                  (85,654)
                                                                                      -----------               -----------
                                                                                      $ 1,799,737               $ 2,121,406
                                                                                      ===========               ===========


NOTE 5 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:



                                                                                                     March 31,
                                                                                      -------------------------------------
                                                                                         2001                     2002
                                                                                      -----------               -----------

         Prepaid and other current assets                                            $    126,386               $   176,812
         Deposits - machinery and equipment                                               352,417                     -
                                                                                     ------------               -----------

                                                                                     $    478,803               $   176,812
                                                                                     ============               ===========

                       GO2PHARMACY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2002

NOTE 6 - PROPERTY, LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET

Property, leasehold improvements and equipment, net, consists of the following:



                                                                                                     March 31,
                                                                                      -------------------------------------
                                                                                           2001                     2002
                                                                                      -----------               -----------

         Machinery and equipment                                                      $ 1,069,751               $ 1,645,741
         Furniture, fixtures and equipment                                                274,070                   299,321
         Leasehold improvements                                                           259,448                   433,839
                                                                                      -----------               -----------
                                                                                        1,603,269                 2,378,901
         Less accumulated depreciation and amortization                                  (550,217)                 (766,745)
                                                                                      -----------               -----------

                                                                                      $ 1,053,052               $ 1,612,156
                                                                                      ===========               ===========


Depreciation and leasehold amortization expense totaled $231,642 and $336,142 for the years ended March 31, 2001 and 2002, respectively.

The Company leases one of our two manufacturing facilities from Dynamic, a related party, (See note 11), for $16,000 per month, subject to annual inflationary adjustments, for a period of ten years. For each of the years ended March 31, 2001 and 2002, rents paid to Dynamic were $192,000.

NOTE 7 - INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:



                                                                                                     March 31,
                                                                                      -------------------------------------
                                                                                         2001                      2002
                                                                                      -----------               -----------
         Loan and lease costs                                                         $     5,564               $     1,675
         Intellectual property                                                            435,000                   295,696
         Goodwill                                                                         901,727                   901,727
                                                                                      -----------               -----------
                                                                                        1,342,291                 1,199,098
         Less accumulated amortization                                                   (136,036)                ( 241,166)
                                                                                      -----------               -----------

                                                                                      $ 1,206,255               $   957,932
                                                                                      ===========               ===========


As of March 31, 2002, goodwill and the loan and lease costs represented an intangible asset attributable to the manufacturing segment with the intellectual property balance attributable to the distribution segment.

During February 2001, the Company purchased intellectual property surrounding a patentable manufacturing process and ingredient listing related to our product line, Lean Protein. The total purchase price was $435,000; the Company paid $217,500 in cash with the balance financed by the seller over three years from the date of sale.

                       GO2PHARMACY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2002

NOTE 7 - INTANGIBLE ASSETS, NET (continued)

During the March 2002 fiscal year, the Company learned the seller violated various provisions of the purchase agreement. Article six of the purchase agreement requires the seller to indemnify the Company for any losses incurred because of such violations. Pursuant to the provisions of the contract the Company has chosen to offset its losses against the installment note. The note and related accrued interest totalling approximately $212,000 was offset against inventory losses of approximately $72,000 and the balance was recorded as a reduction in the purchase price of the intellectual property.

Amortization expense totaled $90,950 and $109,419 for the years ended March 31, 2001 and 2002, respectively

NOTE 8 - OTHER ASSETS, NET

Other assets, net, consist of the following:


                                                                                                     March 31,
                                                                                      -------------------------------------
                                                                                         2001                     2002
                                                                                      -----------                ----------

         Deposits                                                                     $    60,957                $   71,799
         Investment in joint venture                                                       19,346                         -
         Notes and other noncurrent receivables                                            80,037                    77,024
                                                                                      -----------                ----------
         Less allowance for uncollectable accounts                                    $   160,340                $  148,823
                                                                                                -                   (20,918)
                                                                                      -----------                ----------
                                                                                      $   160,340                $  127,905
                                                                                      ===========                ==========


Notes receivable consist of two trade receivables that have been converted to notes, from nonaffiliated third parties.

The first note is for a term of five years, commencing in October 1997, in the principal amount of approximately $71,300, with interest at 9% per annum, payable in monthly installments of principal and interest in the amount of $1,480. There is no prepayment penalty under this note. At March 31, 2001 and 2002, the principal and unpaid accrued interest balance on this note was approximately $29,071 and $21,891, respectively.

The second note is for a term of two years, commencing in May 1999, in the principal amount of approximately $49,400, with interest at 12% per annum, payable in monthly installments of principal and interest in the amount of $2,500. There is no prepayment penalty under this note. As of March 31, 2001 and 2002, the principal balance and unpaid accrued interest was approximately $50,966 and $55,133, respectively. This note is in default with judgment in favor of the Company with interest continuing to accrue. In accordance with the judgment, payment terms are in the process of being renegotiated.

An allowance for uncollectible notes of $20,918 has been established to offset possible losses on these notes.

                       GO2PHARMACY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATENENTS
                            MARCH 31, 2001 AND 2002

NOTE 9 - CREDIT LINES PAYABLE

In March 2001, the Company established an annually renewable line of credit and a five-year term loan with a bank. (See Note 10 as related to the term loan.) This line of credit replaced the credit facility entered into during February 1999. The credit available to the Company under this line was approximately $650,000 and is collateralized by a $650,000 restricted certificate of deposit. The facility imposes certain financial and reporting covenants. The agreement requires certain cash balances be maintained. The agreement also prevents the Company from disposing of assets or incurring additional debt unless the transactions are within the normal course of business. As of March 31, 2001 and 2002, borrowings on the credit facility accrue interest at 6.76% and 4.25%, respectively. As of March 31, 2002, the balance owed under this facility was approximately $648,000.

On March 29, 2002, Breakthrough Engineered Nutrition, Inc. established a $100,000 annually renewable line of credit with a bank. Borrowings on the credit facility accrue at 6.25%. This line of credit is cross-collateralized with the Company's $650,000 restricted certificate of deposit and with Breakthrough's inventory and accounts receivable. As of March 31, 2002, $100,000 remained available under this line.

The credit lines payable are included with current liabilities instead of long-term liabilities, as management believes that this presentation better reflects the utility of the current assets as the source of repayment for the credit lines payable.

NOTE 10 - LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:



                                                                                                     March 31,
                                                                                     --------------------------------------
                                                                                           2001                     2002
                                                                                     ------------               -----------
Capital lease obligation for equipment, due in
monthly principal and interest payments of
approximately $7,499 through 2004                                                     $   176,892               $    97,098

Note payable collateralized by certain equipment,
due in monthly principal payments of $9,191
plus interest through 2006, interest at 8.5% and 5.25% at
March 31, 2001 and 2002 respectively.                                                     551,689                   500,142

Note payable due in monthly principal and
interest payments of $10,000 through
2004, interest imputed at 11.2% (See note 7)                                              195,500                        -

Other                                                                                      89,279                    38,146
                                                                                     ------------               -----------
                                                                                        1,013,360                   635,386
Less current maturities                                                                  (388,941)                 (254,234)
                                                                                     ------------               -----------
                                                                                     $    624,419               $   381,152
                                                                                     ============               ===========

                       GO2PHARMACY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2002

NOTE 10 - LONG-TERM OBLIGATIONS (continued)

Of the $1,013,360 of total debt outstanding as of March 31, 2001, $195,500 relates to the distribution segment with the balance of $817,860 attributable to the manufacturing segment. Of the $635,386 of total debt outstanding as of March 31, 2002, $38,146 relates to corporate, and the balance of $597,240 is attributable to the manufacturing segment.

At March 31, 2002, aggregate maturities of long-term obligations are as follows:



      Year ending March 31,
              2003                                                         $ 254,234
              2004                                                           158,768
              2005                                                           113,193
              2006                                                           109,191
              2007                                                                 -
              Thereafter                                                           -
                                                                           ---------

                                                                           $ 635,386
                                                                           =========

NOTE 11 - RELATED PARTY TRANSACTIONS

Revenues: For the fiscal years ended March 31, 2001 and 2002, manufacturing revenues of approximately $794,757 and $291,579, respectively, were recorded from sales by the Company to subsidiaries of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the fiscal years ended March 31, 2001 and 2002, revenues of $65,240, and $5,122, respectively, were recorded from sales by the Company to DrugMax, Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the fiscal years ended March 31, 2001 and 2002, revenues of $64,251 and $47,956, respectively, were recorded from sales by the Company to Verticalhealth, Inc.("Vertical"), an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder.

For the fiscal years ended March 31, 2001 and 2002, distribution revenues of $0 and $8,531, respectively, were recorded from sales by the Company to Vertical, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder

For the fiscal years ended March 31, 2001 and 2002, pharmacy benefit managment revenues of $215,894 and $1,914,592, respectively, were recorded from sales by the Company to CarePlus Health Plan, an affiliate of the Company's board members Mssrs. Lawson and Zappala. Our wholly-owned subsidiary, PBM, derives 100% of its revenues from this contract.

                       GO2PHARMACY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2002

NOTE 11 - RELATED PARTY TRANSACTIONS (continued)

Trade Accounts Receivable/ Trade Accounts Payable - Amounts due to affiliates and amounts due from affiliates represent balances owed by or amounts owed to the Company for sales occurring in the normal course of business. Amounts due to and amounts due from these affiliates are in the nature of trade payables or receivables and fluctuate based on sales volume and payments received.

As of March 31, 2001 and 2002, for the manufacturing segment, $149 was due to and $73,895 was due from subsidiaries of Dynamic. $59,328 and $57,700, respectively, was due to DrugMax, Inc., $0 and $28,982 was due from Vertical, and $0 and $59,380 was due from CarePlus Health Plan.

As of March 31, 2001 and 2002, for the distribution segment, $13,813 and $21,534 was due to DrugMax, Inc.

As of March 31, 2001 and 2002, for the pharmacy benefit management segment, $106,838 and $265,292 was due from CarePlus Health Plan.

Lease / Debt Obligations - For each of the years ended March 31, 2001 and 2002, rent expense of $192,000 were paid to Dynamic. The Company and Dynamic are parties to a ten-year, triple-net operating lease that expires in the year 2009. Monthly rents are $16,000 per month.

For the years ended March 31, 2001 and 2002, $225,000 and $150,000 of accrued preferred dividends were paid to JB Capital Corp., the holders of the preferred stock, an affiliate of the Chairman. During March 2001, Dynamic distributed their 3,000,000 shares of Go2Pharmacy's common stock to Dynamic's shareholders and option holders of record.

In June 2000, the Company established a $100,000 revolving line of credit with Carnegie Capital, LTD, an affiliate of Jugal K. Taneja, Chairman of the Board of the Company, to provide a source of funding for cash requirements directly related to the Company's Registration Statement. The note bore interest at 10% per annum. Principal and interest on the note was due and payable in full upon the successful completion of an initial public offering of the Company's common stock. The Company's public offering was completed during November 2000 and in accordance with this revolving line of credit agreement, the outstanding balance, that was included in obligations to related parties, was paid in full in the amount of $65,000.

In June 2000, the Company established a $100,000 revolving line of credit with Joseph Zappala, presently a member of the Company's Board of Directors, and the President of Go2Pharmacy.com, Inc., a Delaware corporation, to provide a source of funding for cash requirements directly related to the Company's registration statement. The note bore interest at 10% per annum. Principal and interest on the note was due and payable in full upon the successful completion of an initial public offering of the Company's common stock. The Company's public offering was completed during November 2000 and in accordance with this revolving line of credit agreement, the outstanding balance that was due as included in obligations to related parties was $65,000. In accordance with the merger agreement (the "Agreement") between Go2Pharmacy, Inc. (a Florida corporation) and Go2Pharmacy.com, Inc. (a

                       GO2PHARMACY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2002

NOTE 11 - RELATED PARTY TRANSACTIONS (continued)

Delaware corporation) simultaneous with the merger, Joseph Zappala and the other Go2Delaware shareholders were to receive 3,000,000 shares of the Company's common stock with his capital contribution of $250,000 cash. Mr. Zappala, the individual, personally incurred $125,000 in expenses directly related to the initial public offering in addition to the $65,000 mentioned directly above for a total amount due to Mr. Zappala of $190,000. The $190,000 was offset against the $250,000 due as a part of the Agreement with the net amount, $60,000, being established as an account receivable due from Mr. Zappala. Prior to December 31, 2000, Mr. Zappala paid the Company the $60,000 in full.

In May 2000, 21st Century Healthcare Fund, LLC, an affiliate of the Chairman of the Board of the Company, loaned the Company $10,000 for the purpose of assisting the Company with its working capital needs. This loan was repaid in July 2000.

In December 1999, the Company established a $500,000 line of credit facility with a bank, secured and guaranteed by the Company's parent, Dynamic. The line of credit was paid during November 2000.

In June 1998, the Company assumed a $25,000 note payable to Dynamic's Vice Chairman of Business Development, associated with the June 12, 1998 Energy Factors acquisition. The note bore interest at 10.8% per annum. Interest due totaled $2,937 and $4,786 as of March 31, 2000 and 2001. The note was to be repaid in 24 equal monthly payments beginning September 1, 1999. The parties had agreed to suspend payments on the note until the consummation of an initial public offering of common stock of the Company. Beginning July 2000, the Company began making scheduled principal payments of approximately $2,000 per month with the last and final payment occurring during June 2001. As of March 31, 2001 and 2002, the principal balance due was $6,000 and $0, respectively.

Other Transactions - The $23,625,000 marketing expense presented in the statement of operations for the fiscal year ended March 31, 2001 is a nonrecurring charge as a consequence of the issuance of 3,000,000 shares of common stock to Mr. Zappala, and the other shareholders of Go2Delaware, as related to the merger of Go2Pharmacy.com, Inc., a Delaware corporation ("Go2Delaware") and Go2Pharmacy, Inc, a Florida corporation. Other than the $250,000 capital contribution from Mr. Zappala, Go2Delaware had no assets with any assignable value thus creating no goodwill. Based on this fact, the 3,000,000 common shares issued at the $7.875 initial public offering price yielding the $23,625,000 was accounted for as a marketing expense during November 2000.

Non-Compete Agreement

As part of the acquisition of Energy Factors, the Company entered into a non-competition agreement with Chris Starkey (a former stockholder of the parent of Energy Factors) for a period of three years beginning June 12, 1998. The non-compete covers the geographic area of Florida and expired in June 2001.

                       GO2PHARMACY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2002

NOTE 11 - RELATED PARTY TRANSACTIONS (continued)

Joint Venture

The Company entered into a joint venture with a non-affiliated third party as of March 1, 1999 whereby the Company owns 51% of the joint venture and the non-affiliated third party owns 49%. The agreement calls for a contribution of $45,000 of inventory by the Company and a contribution of $15,000 cash by the non-affiliated third party. The joint venture will split profits 75% to the Company and 25% to the non-affiliated third party until all loans by the parties are repaid and then the profits are to be split 50/50. The joint venture was dissolved as of March 31, 2002. As of March 31, 2001 and 2002, the investment in the joint venture, of $19,346 and $0, respectively, is presented within other assets as detailed in Note 8.

NOTE 12 - INCOME TAXES

The Company's taxable income was included in a consolidated income tax return with Dynamic, our previous parent company, until the effective date of our initial public offering on November 7, 2000. The following is presented as if the Company was reported on a stand-alone basis.

Income taxes for the years ended March 31, 2001 and 2002 differ from the amounts computed by applying the effective income tax rates to income before income taxes as a result of the following:



                                                                                                     March 31,
                                                                                     --------------------------------------
                                                                                         2001                       2002
                                                                                     ------------                ----------
Computed tax expense (benefit) at the statutory rate                                 $ (6,031,000)               $ (191,172)

Increase (decrease) in taxes resulting from:
Effect of permanent differences:

  Marketing expense                                                                     5,898,800                         -
  Goodwill and other permanent differences                                                 12,200                    34,871
  Effect of temporary differences:
  Accruals and allowances                                                                       -                    29,555
  Depreciation                                                                                  -                   (19,957)
  Net operating loss                                                                            -                   (95,047)

Change in valuation allowance                                                             120,000                   241,750
                                                                                     ------------                ----------

Income tax expense                                                                   $          -                $        -
                                                                                     ============                ==========






NOTE 12 - INCOME TAXES (continued)

Temporary differences that give rise to deferred tax assets and liabilities are as follows:

                       GO2PHARMACY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2002




                                                                                                     March 31,
                                                                                    ---------------------------------------
                                                                                           2001                     2002
                                                                                    -------------               -----------
Deferred tax assets:
  Bad debts                                                                             $  37,600               $    33,414
  Inventories                                                                               3,750                    16,852
  Accrued vacation                                                                          7,800                     8,127
  Deposits                                                                                 40,000                    21,538
  Amortization                                                                                 -                      8,943
  Net operating loss carryforwards                                                             -                    302,623
Less: valuation allowance                                                                 (89,150)                 (330,900)
                                                                                        ---------               -----------

                                                                                        $       -               $    60,597
                                                                                        =========               ===========

Deferred tax liabilities:
  Fixed asset basis differences                                                         $       -               $   (60,597)
                                                                                        =========               ===========



At March 31, 2002, the Company has a tax net operating loss carryforward of approximately $1,560,000 to offset future taxable income. The tax net operating loss carryforwards begin to expire in 2021.

NOTE 13 - REDEEMABLE PREFERRED STOCK

The Company is authorized, to issue up to 6,000,000 shares of preferred stock in one or more series, and to establish the number of shares, the designations, powers, preferences, rights, qualifications, limitations or restrictions of any such series without any further vote or action by the stockholders. The Board of Directors may authorize and issue preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of common stock.

In September 1999, the Company issued 150,000 shares of redeemable series A preferred stock to Dynamic in satisfaction of $1,500,000 of outstanding liabilities. Holders of redeemable series A preferred stock will vote together with the holders of common stock with respect to all matters as to which such shareholders vote, with each share of redeemable series A preferred stock entitled to one vote. In the event of liquidation, dissolution or winding-up of our operations, holders of redeemable series A preferred stock will be paid an amount equal to $10.00 per share of redeemable series A preferred stock before any payment is made with respect to our common stock. As of March 31, 2001 and 2002, this liquidation preference was $1,500,000 and $1,175,000, respectively. The redeemable series A preferred stock pays dividends at the rate of 10% per annum, which is cumulative from the date of issuance and payable quarterly commencing March 31, 2001. For the years ended March 31, 2001 and 2002, the Company paid dividends of $225,000 and $150,000, respectively, as described in
Note 11.

As of March 31, 2002, the holders of the preferred stock have the right to redeem approximately 17,500 shares based upon the redemption formula utilizing positive net income attained February and March 2002. Positive net income is defined as net income/(loss) as adjusted for depreciation, amortization and

                       GO2PHARMACY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2002


other non-cash charges. The Company has negotiated with the holders of the preferred stock a sliding scale redemption plan based on monthly positive net income, as defined, with payments to be made on a quarterly basis. The redemption schedule is as follows:



Monthly positive net income (as defined):                                                                      Payment due
----------------------------------------                                                                       -----------
         $-0- - $24,999                                                                                          $     -0-
         $25,000  - $124,999                                                                                     $  25,000
         $125,000 - $224,999                                                                                     $  50,000
         $225,000 - $324,999                                                                                     $  75,000
         $325,000 - $424,999                                                                                     $ 100,000

An additional $25,000 will be paid to the holders of the preferred stock for each additional $100,000 of cash basis net income, as defined, above $424,999 until such time that all preferred stock is redeemed.

As of March 31, 2002, $ 325,000, or 32,500 preferred shares, was included in due to affiliates based on income earned during February, March, April and May 2002.

NOTE 14 - SHAREHOLDERS' EQUITY

Common Stock

As of March 31, 2001, the number of shares of $.01 par value Common Stock outstanding was 7,025,000. Subject to preferences that might be applicable to any Preferred Stock, the holders of the Common Stock are entitled to receive dividends when, as, and if declared from time to time by the Board of Directors out of funds legally available therefor. In the event of liquidation, dissolution, or winding up of the Company, holders of the Common Stock are entitled to share ratably in all assets remaining after payment of liabilities subject to prior distribution rights of any Preferred Stock then outstanding. The Common Stock has no preemptive or conversion rights and is not subject to call or assessment by the Company. There are no redemption or sinking fund provisions applicable to the Common Stock.

Stock Option Plan

On September 30, 1999, the Company adopted a Stock Option Plan, which provides for the grant to employees of incentive or non-qualified options to purchase up to 700,000 shares of Common Stock. The

                       GO2PHARMACY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2002


exercise price represents the estimated fair value of the Company's Common Stock at the time of the grant or the proposed public offering price, as approved by the Board of Directors. All outstanding options vest upon the change in control of the Company. Options granted under the Plan expire not later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. As of March 31, 2001, 393,000 non-vested common stock options were outstanding. The options were granted on December 1, 2000 (the "grant date") and have an exercise price of $2.00 as determined by the November 30, 2000 closing price on NASDAQ. The options vest over a three-year vesting schedule with the first year's vesting period ending on December 1, 2001. No options were granted during the year ended March 31, 2002 and 15,500 options were forfeited.

As of March 31, 2002, 377,500 options were outstanding with 125,833 options vested and 251,667 options nonvested.

The Non-Employee Plan

The Non-Employee Plan provides for the grant of nonqualified stock options to purchase up to 100,000 shares of Common Stock to members of the Board of Directors who are not employees of the Company. Each non-employee director will be granted options to purchase 4,000 shares of Common Stock for each full remaining year of the director's term at the offering price. Thereafter, on the date on which a new non-employee director is first elected or appointed, he will automatically be granted options to purchase 4,000 shares of Common Stock for each year of his initial term. Each non-employee director will be granted options to purchase 4,000 shares of Common Stock for each year of any subsequent term to which he is elected. All options become exercisable ratably over the director's term and have an exercise price equal to the fair market value of the Common Stock on the date of grant. As of March 31, 2001, 16,000 non-vested common stock options were outstanding. The options were granted on December 1, 2000 (the "grant date") and have an exercise price of $2.00 as determined by the November 30, 2000 closing price on NASDAQ. The options vest over a three-year vesting schedule with the first year's vesting period ending on December 1, 2001.

During September 2001, the plan was amended to increase the number of options covered by the plan to 500,000. During the year ended March 31, 2002, 310,000 shares were granted at the closing price on the date of grant of $1.00. As of March 31, 2002 326,000 options were outstanding, of which 5,333 options were vested.

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

Future minimum lease payments, by year and in aggregate under non-cancelable operating leases, consist of the following at March 31, 2002:

                       GO2PHARMACY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2002

NOTE 15 - COMMITMENTS AND CONTINGENCIES (continued)

Year ending March 31,
        2003                                               $    325,355
        2004                                                    316,730
        2005                                                    240,547
        2006                                                    192,000
        2007                                                    192,000
        Thereafter                                              480,000
                                                            -----------
                                                            $ 1,746,632
                                                            ===========

The Company leases one of their facilities from Dynamic (See related party footnote 11) for a ten-year term at approximately $192,000 annually. The lease provides for an annual cost-of-living increase. Management considers these lease terms to be comparable to those of unrelated third parties. The future minimum lease payments as of March 31, 2002 include this commitment.

Total rent expense for the years ended March 31, 2001 and 2002, was $208,538 and $280,538, respectively.

Litigation

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of March 31, 2002 should have a material adverse impact on its financial condition or results of operations.

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

Common Stock

In December 2001, a special subcommittee of the board, comprised of Messrs. Dalton, Lawson and Stuart, was formed for the purpose of determining whether all objectives and business plans negotiated at the time of the merger had been met. The merger was affected simultaneously with the successful completion

                       GO2PHARMACY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2002

of the Company's IPO in November 2000. On February 15, 2002, the special subcommittee submitted their report to the board of directors; the Committee Report was adopted by the board for management's implementation. Their report, among other things, recommended that the board more closely review the business operations of the Company for the period from, March 2002 through June 2002, inclusive, such that at the end of June 2002, the board would evaluate the success of the plan's implementation. Should it be decided by the board that segments of the Company's operations are not viable, the board will recommend possible remedies.

Stock Price

On February 22, 2002, we received notification from the NASDAQ Listing Qualifications Department that our common stock has closed below the minimum $1 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), we have been provided 180 calendar days, or until August 21, 2002 to regain compliance. If, at any time prior to August 21, 2002, the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, the Company will be provided written notification that compliance has been met. If compliance with this rule is not met by August 21, 2002, NASDAQ will assess whether the Company has met the initial listing criteria for trading on the NASDAQ SmallCap Market and will determine at that time whether the Company will be granted another 180 day grace period. Otherwise, NASDAQ will provide the Company written notification that its securities will be delisted. This could have a materially adverse affect on our business, financial condition, results of operations and cash flows.