Form 10QSB
period 2002-06-30
GO2PHARMACY COM INC
filed 2002-07-25
CIK 1098315

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-16185

GO2PHARMACY, INC.
(Exact name of small business issuer as specified in its charter)

State of Florida	59-2600232
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6950 Bryan Dairy Road, Largo, Florida	33777
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (727) 544-8866

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes  ☐  No

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of July 19, 2002 was 7,025,000.

PART I—FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

GO2PHARMACY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2002	June 30, 2002
	(Audited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$392,638	$709,884
Certificate of deposit, restricted	679,205	679,205
Accounts receivable, net	1,730,261	1,348,960
Inventories, net	2,121,406	1,886,119
Prepaid expenses and other current assets	176,812	134,898
Due from affiliates	427,588	387,188

Total current assets	$5,527,910	$5,146,254

Property, leaseholds and equipment, net	1,612,156	1,556,147

Intangible assets, net	957,932	958,208

Other assets, net	127,905	147,463

Total assets	$8,225,903	$7,808,072

See accompanying notes to condensed consolidated financial statements

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,432,917	$929,562
Credit lines payable	647,789	647,789
Current portion of long-term obligations	254,234	192,137
Accrued expenses	258,349	242,580
Obligations to related parties	1,151	1,302
Obligations to affiliates	404,324	254,234

Total current liabilities	$2,998,764	$2,267,604

Long-term obligations, less current portion	381,152	343,676

Total liabilities	$3,379,916	$2,611,280
Redeemable series A preferred stock, no par value, 150,000 shares authorized; 117,500 and 115,000 shares issued and outstanding, at face value, respectively	1,175,000	1,150,000

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value, 5,850,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 24,000,000 shares authorized; 7,025,000 shares issued and outstanding	70,250	70,250
Additional paid in capital	29,953,495	29,953,495
Retained earnings (deficit)	(26,352,758)	(25,976,953)

Total shareholders’ equity	$3,670,987	$4,046,792

Total liabilities and shareholders’ equity	$8,225,903	$7,808,072

See accompanying notes to condensed consolidated financial statements.

GO2PHARMACY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,
	2001	2002
Revenues:
PBM	$376,854	$695,549
Distribution	74,766	342,601
Manufacturing	1,337,342	3,372,983

Total revenues	$1,788,962	$4,411,133
Cost of goods sold:
PBM	$312,509	$599,389
Distribution	40,176	194,784
Manufacturing	1,076,244	2,353,685

Total cost of goods sold	$1,428,929	$3,147,858

Gross profit:
PBM	$64,345	$96,160
Distribution	34,590	147,817
Manufacturing	261,098	1,019,298

Total gross profit	$360,033	$1,263,275
Selling, general and administrative expenses	725,092	838,587

Operating income (loss) before other income and expense	$(365,059)	$424,688

Other income (expense), net:
Other income (expense), net	6,156	8,644
Interest expense,net	(6,991)	(20,027)

Total other income (expense), net	$(835)	$(11,383)

Income (loss) before income taxes	$(365,894)	$413,305
Income taxes	—	—

Net income (loss)	$(365,894)	$413,305
Preferred stock dividends	37,500	37,500

Net income (loss) available to common shareholders	$(403,394)	$375,805

Basic and diluted income(loss) per share	$(.06)	$.05

Basic and diluted weighted average number of common shares outstanding	7,025,000	7,025,000

See accompanying notes to condensed consolidated financial statements

GO2PHARMACY, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2001	2002
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(365,894)	$413,305
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and leasehold amortization	109,903	94,879
Changes in operating assets and liabilities:
Accounts receivable, net	(40,297)	381,301
Inventory, net	(63,996)	235,287
Prepaid expenses and other current assets	267,543	41,914
Other assets, net	—	(19,558)
Accounts payable	171,067	(503,355)
Accrued expenses	(49,760)	(15,769)
Due from affiliates, net	(7,269)	40,400

Net cash provided by operating activities	$21,297	$668,404
Cash flows from investing activities:
Purchases of property, leaseholds and equipment	$(562,477)	$(39,085)
Collection on notes receivable	4,439	—

Net cash used in investing activities	$(558,038)	$(39,085)
Cash flows from financing activities:
Payments of long-term obligations	$(107,506)	$(99,573)
Payments of related party obligations	(14,038)	—
Payment of preferred stock dividends	(37,500)	(37,500)
Payments for preferred stock redeemed	—	(175,000)

Net cash used in financing activities	$(159,044)	$(312,073)

Net increase (decrease) in cash	(695,785)	317,246
Cash at beginning of period	3,280,585	392,638

Cash at end of period	$2,584,800	$709,884

See accompanying notes to condensed consolidated financial statements.

GO2PHARMACY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)—(Continued)

	Three Months Ended June 30, 2001	Three Months Ended June 30, 2002
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$32,945	$20,632

Cash paid during the period for income taxes	$—	—

See accompanying notes to condensed consolidated financial statements.

GO2PHARMACY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of March 31, 2002 and for the Three Months Ended June 30, 2001 and 2002

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2001 and 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form-10KSB as of and for the years ended March 31, 2001 and 2002 as filed June 28, 2002.

NOTE B—PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements as of March 31, and June 30, 2002 and for the three months ended June 30, 2001 and 2002 include the accounts of Go2Pharmacy, Inc. (the “Company”), (“Go2”), which is continuing to doing manufacturing business as Innovative Health Products, Inc. (“Innovative”), and its Florida wholly-owned subsidiaries Breakthrough Engineered Nutrition, Inc. (“Breakthrough”), Belcher Pharmaceuticals, Inc., (“Belcher”) and Go2PBM Services, Inc. (“PBM”). Significant intercompany balances and transactions have been eliminated in consolidation.

NOTE C—SEGMENT INFORMATION

The Company currently has three industry segments: pharmacy benefit management, distribution and manufacturing in addition to corporate activities. Our pharmacy benefit management segment administers drug benefits for health maintenance organizations, insurance company plans, preferred provider organizations and self-insured health plans. Our distribution segment delivers our proprietary product line through our channels of distribution strategically located throughout the United States and Canada. Our manufacturing segment produces products for ourselves and for our customers including health food, drug, convenience and mass market stores, and direct marketers and catalog sales throughout the United States and abroad. The Company has two manufacturing facilities located in Largo, Florida.

GO2PHARMACY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In addition to the condensed segment information as presented on the face of the statements of operations for the three months ended June 30, 2001 and 2002, as required by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” are as follows:

	Three months ended June 30,
	2001	2002
	(Unaudited)
Operating income (loss):
Corporate	$(71,061)	$(104,337)
PBM	58,561	93,509
Distribution	(45,600)	76,202
Manufacturing	(306,959)	359,314

	As of March 31, 2002	As of June 30, 2002
	(Audited)	(Unaudited)
Assets:
Corporate	$844,469	$780,755
PBM	295,669	359,077
Distribution	632,859	665,976
Manufacturing	6,452,906	6,002,264

NOTE D—RELATED PARTY TRANSACTIONS

Revenues:    For the three months ended June 30, 2001 and 2002, manufacturing revenues of approximately $56,317 and $61,215, respectively, were recorded from sales by the Company to subsidiaries of Dynamic Health Products, Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the three months ended June 30, 2001 and 2002, manufacturing revenues of $2,504, and $0, respectively, were recorded from sales by the Company to DrugMax, Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the three months ended June 30, 2001 and 2002, manufacturing revenues of $18,548 and $8,149, respectively, were recorded from sales by the Company to VerticalHealth Solutions, Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder.

For the three months ended June 30, 2001 and 2002, pharmacy benefit managment revenues of approximately $215,894 and $695,549, respectively, were recorded from sales by the Company to CarePlus Health Plan, an affiliate of the Company’s board members Mssrs. Lawson and Zappala. Our wholly-owned subsidiary, Go2PBMServices, Inc., derives 100% of its revenues from this contract.

GO2PHARMACY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Trade Accounts Receivable/ Trade Accounts Payable:    Amounts due to affiliates and amounts due from affiliates represent balances owed by or amounts owed to the Company for sales occurring in the normal course of business. Amounts due to and amounts due from these affiliates are in the nature of trade payables or receivables and fluctuate based on sales volume and payments received.

As of March 31, and June 30, 2002, for the manufacturing segment, $73,895 and $71,195 was due from subsidiaries of Dynamic Health Products, Inc. $57,700 and $57,700, respectively, was due to DrugMax, Inc., $28,982 and $32,208 was due from VerticalHealth, Solutions, Inc., and $59,380 and $59,380 was due from Careplus Health Plan.

As of March 31, and June 30, 2002, for the distribution segment, $21,534 and $21,534 was due to DrugMax, Inc.

As of March 31, and June 30, 2002, for the pharmacy benefit management segment, $265,292 and $224,232 was due from CarePlus Health Plan.

Preferred Stock Transactions:    In September 1999, the Company issued 150,000 shares of redeemable series A preferred stock to Dynamic Health Products, Inc. in satisfaction of $1,500,000 of outstanding liabilities. The shares of preferred stock were subsequently transferred to JB Capital Corp., a company affiliated with our Chairman, Jugal K. Taneja. Holders of redeemable series A preferred stock vote together with the holders of common stock with respect to all matters as to which such shareholders vote, with each share of redeemable series A preferred stock entitled to one vote. In the event of liquidation, dissolution or winding-up of our operations, holders of redeemable series A preferred stock will be paid an amount equal to $10.00 per share of redeemable series A preferred stock before any payment is made with respect to our common stock. The redeemable series A preferred stock pays dividends at the rate of 10% per annum, which is cumulative from the date of issuance and payable quarterly commencing March 31, 2001. For the year ended March 31, and for the three months ended June 30, 2002, $150,000 and $37,500 of accrued preferred dividends were paid to JB Capital Corp. As of March 31, and June 30, 2002, the holders of the preferred stock have the right to redeem approximately 17,500 shares for each period or a total of 35,000 shares cumulatively as of June 30, 2002, based upon the redemption formula utilizing positive net income as defined, and as attained for each of the months ended February through June 2002. 17,500 shares, or $175,000 face value, were redeemed during June 2002 and the additional 17,500 shares, or $175,000 face value, were redeemed during July 2002.

NOTE E—SHAREHOLDERS’ EQUITY

Employee Stock Option Plan

During the three months ended June 30, 2002, the Board of Directors approved the granting of a total of 200,000 stock options to the officers of the Company at an exercise price of $.85, which was the closing price of the stock on the date of grant. The stock options vest under a three year vesting schedule with the first year of vesting being attained one year from the date of grant.

GO2PHARMACY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following represents the officers’ common stock options outstanding as of June 30, 2002:

Option balance outstanding, March 31, 2002	150,000
Granted	200,000
Exercised	0
Forfeited	0

Option balance outstanding, June 30, 2002	350,000

As of June 30, 2002, of the 350,000 options outstanding, 50,000 of those options were vested with 300,000 options being nonvested.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The statements contained in this Report that are not historical are forward-looking statements, including statements regarding the Company’s expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company’s statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements. Additionally, the following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this Report. The discussion is based upon such financial statements that have been prepared in accordance with U.S. Generally Accepted Accounting Principles.

General

We manufacture, package and ship high-quality private label dietary supplements, over-the-counter drugs, and health and beauty care products for companies worldwide from our two manufacturing locations. Through our wholly-owned subsidiary, Breakthrough Engineered Nutrition, Inc. (“Breakthrough”), we market the Company’s product line, Lean Protein™. Through our wholly-owned subsidiary, Go2PBM Services, Inc., we administer pharmacy benefit management services to health plans for unions, insurance companies, and other self-insured companies.

Results of Operations

Overview

We derive our revenues from developing, manufacturing, and wholesaling a wide variety of non-prescription dietary supplements, and health and beauty care products. We also derive revenues from the distribution of our branded product line, Lean Protein. In addition, we derive revenues from the services provided in connection with pharmacy benefit management. Revenues are billed and recognized as product is produced and shipped, net of discounts, allowances, returns and credits. Service revenues are billed and recognized once the service has been provided.

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

Three Months Ended June 30, 2002 Compared To Three Months Ended June 30, 2001

Revenues.    Total revenues increased approximately $2,622,000, or 146.6%, to approximately $4,411,000 for the three months ended June 30, 2002, as compared to approximately $1,789,000 for the three months ended June 30, 2001. Pharmacy benefit management revenues increased approximately $319,000, or 84.6%, to approximately $696,000 for the three months ended June 30, 2002, as compared to $377,000 for the three months ended June 30, 2001. Distribution revenues increased approximately $268,000, or 358.2%, to approximately $343,000 for the three months ended June 30, 2002, as compared to $75,000 for the three months ended June 30, 2001. Manufacturing revenues increased approximately $2,036,000, or 152.2%, to approximately $3,373,000 for the three months ended June 30, 2002, as compared to approximately $1,337,000 for the corresponding period. All increases in segment revenues was primarily caused by the increases in customer base and related volume of recurring and new customer orders.

Gross profit.    Total gross profit increased approximately $903,000, or 250.9%, to approximately $1,263,000 for the three months ended June 30, 2002, as compared to approximately $360,000 for the three months ended June 30, 2001. Total gross margins increased from 20.1% for the three months ended June 30, 2001, to 28.6% for the three months ended June 30, 2002. Pharmacy benefit management gross profits increased approximately $32,000, or 49.4%, to approximately $96,000 for the three months ended June 30, 2002, as compared to $64,000 for the three months ended June 30, 2001. Pharmacy benefit management gross margin decreased to 13.8% for the three months ended June 30, 2002 as compared to 17.1% for the three months ended June 30, 2001. Although gross profits increased as caused by higher sales volumes, margins decreased as higher net claims dollars were incurred and paid per member as compared to the corresponding period. Distribution gross profit increased approximately $113,000, or 327.3%, to approximately $148,000 for the three months ended June 30, 2002, as compared to $35,000 for the three months ended June 30, 2001. Distribution gross margin decreased to 43.2% for the three months ended June 30, 2002 as compared to 46.3% for the three-month period ended June 30, 2001. Although gross profits increased as caused by higher sales volumes, margins decreased as a different distribution product line mix sold in the current period as compared to the corresponding period. Manufacturing gross profit increased approximately $758,000, or 290.4%, to approximately $1,019,000 for the three months ended June 30, 2002, as compared to approximately $261,000 in the corresponding three-month period in 2001. For the three months ended June 30, 2002, manufacturing gross margin increased to 30.2%, from 19.5% in the corresponding three-month period in 2001. The increases in profits and margins are primarily attributable to a current change in our contract manufacturing sales portfolio that is yielding a higher gross margin in addition to increases as caused by increased sales volume.

Selling, general and administrative expenses.    Selling, general and administrative expenses consist primarily of advertising and promotional expenses; personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and leasehold amortization expense. Selling, general and administrative expenses increased approximately $113,000, or 15.7%, to approximately $839,000 for the three months ended June 30, 2002, as compared to approximately $725,000 in the corresponding period. The increase is primarily attributable to additional advertising and promotional expenses associated with our distribution segment, rents, as well as payroll expenses and costs associated with fringe benefits to support our distribution, manufacturing and pharmacy benefit management growth. As a percentage of sales, selling, general and administrative expenses decreased to 19.0% for the three months ended June 30, 2002 from 40.5% in the corresponding three-month period in 2001.

Interest income (expense), net.    Interest expense, net of interest income, increased approximately $13,000 to approximately $20,000 for the three months ended June 30, 2002, from approximately $7,000 for the three months ended June 30, 2001. The increase in net interest expense is primarily attributable to the decline in interest income earned that partially offsets interest expense incurred on outstanding obligations.

Income taxes.    At June 30, 2002, the Company had neither amounts recorded for a current or a deferred income tax liability, nor any income tax expense recorded for the three months ended June 30, 2002, due to available operating loss carryforwards.

Financial Condition, Liquidity and Capital Resources

The Company has financed its operations through available borrowings under its credit line facilities, cash provided from operations and cash provided from the proceeds received from our initial public offering consummated. The Company had working capital of approximately $2,879,000 at June 30, 2002, inclusive of current portion of long-term obligations and credit facilities, as compared to working capital of approximately $2,529,000 at March 31, 2002. The increase in working capital is primarily attributable to collection on accounts receivable, the increased turns on inventories and the continued payments on current obligations outstanding. All of which is inline with the Company’s business plans.

Net cash provided by operating activities was approximately $668,000 for the three months ended June 30, 2002, as compared to net cash provided by operating activities of approximately $21,000 for the three months ended June 30, 2001. Cash provided is primarily attributable to net income of $413,000 as adjusted by depreciation of approximately $95,000, a decrease in accounts receivable of approximately $381,000, a decrease in inventory of approximately $235,000, a decrease in prepaids and other current assets of approximately $42,000, and a decrease in due from affiliates, net, of $40,000 all of which is partially offset by an increase in other assets, net, of approximately $20,000, a decrease in accounts payable of approximately $503,000, and a decrease in accrued expenses of approximately $16,000.

Net cash used in investing activities was approximately $39,000 for the three months ended June 30, 2002, as compared to net cash used in investing activities of approximately $558,000 for the three months ended June 30, 2001. Net cash used during the three months ended June 30, 2002 represented the purchase of plant equipment as compared to net cash used in investing activities during the three months ended June 30, 2001 represented the purchase of plant equipment and plant leasehold modifications.

Net cash used in financing activities was approximately $312,000 for the three months ended June 30, 2002, as compared to net cash used in financing activities of approximately $159,000 for the three months ended June 30, 2001. Net cash used during the three months ended June 30, 2002 represented payments on long-term obligations of approximately $100,000, payments of preferred dividends of approximately $38,000 and payments related to the redemption of 17,500 shares of $10 face value preferred stock of $175,000. The redemption of the preferred stock and the payment of the preferred stock dividends is a related party activity.

Management believes that cash expected to be generated from operations, current cash reserves, and existing financial arrangements will be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. The Company’s future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities, expected results from recent procedural changes surrounding the acceptance of manufacturing sales orders, and possible acquisitions. In particular, if cash flows from operations and available credit facilities are not sufficient, it will be necessary for the Company to seek additional financing. There can be no assurance that such financing will be available in amounts and on terms acceptable to the Company.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

From time to time the Company is subject to litigation incidental to its business. Such claims, if successful, could exceed applicable insurance coverage. The Company is not currently a party to any material legal proceedings.

Item 2.    Changes in Securities and use of Proceeds.

None.

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

GO2PHARMACY, INC.

By:	/s/ MIHIR K.TANEJA
Mihir K. Taneja Chief Executive Officer, Secretary and Director
Date: July 25, 2002

By:	/s/ CAROL DORE-FALCONE
Carol Dore-Falcone Vice President, Chief Financial Officer

Date: July 25, 2002