Form 10QSB
period 2002-09-30
GO2PHARMACY COM INC
filed 2002-11-14
CIK 1098315

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-16185

INNOVATIVE COMPANIES, INC.
(Exact name of small business issuer as specified in its charter)

STATE OF FLORIDA (State or other jurisdiction of incorporation or organization)	59-2600232 (IRS Employer Identification No.)

6950 Bryan Dairy Road, Largo, Florida (Address of principal executive offices)	33777 (Zip Code)

Issuer’s telephone number, including area code: (727) 544-8866

GO 2 PHARMACY, INC.
(Former name, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of November 12, 2002 was 7,025,000.

PART I – FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS.

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2002	September 30, 2002

	(Audited)	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$392,638	$341,167
Certificate of deposit, restricted	679,205	679,205
Accounts receivable, net	1,730,261	1,513,652
Accounts receivable, other	—	473,101
Inventories, net	2,121,406	2,121,008
Prepaid expenses and other current assets	176,812	191,719
Due from affiliates	427,588	359,554

Total current assets	$5,527,910	$5,679,406

Property, leaseholds and equipment, net	1,612,156	1,415,290

Intangible assets, net	957,932	958,208

Other assets	127,905	129,898

Total assets	$8,225,903	$8,182,802

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,432,917	$1,192,279
Credit lines payable	647,789	647,789
Current portion of long-term obligations	254,234	213,746
Accrued expenses	258,349	300,762
Obligations to related parties	1,151	1,017
Obligations to affiliates	404,324	227,969

Total current liabilities	$2,998,764	$2,583,562

Long-term obligations, less current portion	381,152	302,695

Total liabilities	$3,379,916	$2,886,257

Redeemable series A preferred stock, no par value, $10 face value
150,000 shares authorized; 117,500 and 97,500 shares issued and outstanding, at face value, respectively	$1,175,000	$975,000

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value, 5,850,000 Shares authorized; no shares issued and outstanding	—	—

Common stock, $.01 par value; 24,000,000 Shares authorized; 7,025,000 shares issued and outstanding	70,250	70,250
Additional paid in capital	29,953,495	29,953,495
Retained earnings (deficit)	(26,352,758)	(25,702,200)

Total shareholders’ equity	$3,670,987	$4,321,545

Total liabilities and shareholders’ equity	$8,225,903	$8,182,802

See accompanying notes to condensed consolidated financial statements.

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,

	2001	2002	2001	2002

Revenues:

PBM	$338,296	$710,213	$715,150	$1,405,762
Distribution	3,973	398,292	78,737	742,861
Manufacturing	1,501,865	2,144,855	2,838,172	5,515,868

Total revenues	$1,844,134	$3,253,360	$3,632,059	$7,664,491

Cost of goods sold:

PBM	263,513	609,737	576,022	1,209,126
Distribution	50,009	280,229	90,185	475,014
Manufacturing	1,022,122	1,379,215	2,098,366	3,734,170

Total cost of goods sold	$1,335,644	$2,269,181	$2,764,573	$5,418,310

Gross profit:
PBM	74,783	100,476	139,128	196,636
Distribution	(46,036)	118,063	(11,448)	267,847
Manufacturing	479,743	765,640	739,806	1,781,698

Total gross profit	$508,490	$984,179	$867,486	$2,246,181

Selling, general and administrative expenses	758,698	874,041	1,483,788	1,711,444

Operating income (loss) before Other income (expense)	$(250,208)	$110,138	$(616,302)	$534,737

Other income (expense), net:

Other income (expense), net	—	211,580	6,158	221,042
Interest expense, net	(14,800)	(17,265)	(20,759)	(38,108)

Total other income (expense), net	$(14,800)	$194,315	$(14,601)	$182,934

Income (loss) before income taxes	$(265,008)	$304,453	$(630,903)	$717,671

Income taxes	—	—	—	—

Net income (loss)	$(265,008)	$304,453	$(630,903)	$717,671

Preferred stock dividends	37,500	29,613	75,000	67,113

Net income (loss) available to common shareholders	$(302,508)	$274,840	$(705,903)	$650,558

Basic and diluted income (loss) per share	$(.04)	$.04	$(.10)	$.09

Basic and diluted weighted average number of common shares outstanding	7,025,000	7,025,000	7,025,000	7,025,000

See accompanying notes to condensed consolidated financial statements.

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,

	2001	2002

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(630,903)	$717,671
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and leasehold amortization	226,607	188,405
Changes in operating assets and liabilities:
Accounts receivable, trade, net	(372,678)	216,609
Accounts receivable, other	—	(473,101)
Inventory, net	(137,029)	398
Prepaid expenses and other current assets	401,115	(14,907)
Other assets, net	3,495	766
Accounts payable	348,001	(240,638)
Accrued expenses	(114,711)	42,413
Due from/to affiliates, net	(7,134)	(108,455)

Net cash provided by (used in) operating activities	$(283,237)	$329,161

Cash flows from investing activities:
Insured disposal of leasehold improvements	$—	$92,156
Purchases of property, leaseholds and equipment	(822,569)	(86,730)
Collection on notes receivable	8,878	—

Net cash provided by (used in) investing activities	$(813,691)	$5,426

Cash flows from financing activities:

Net change in credit lines payable	$—	$—
Payments of long-term obligations	(158,697)	(118,945)
Payments of related party obligations	(21,960)	—
Payment of preferred stock dividends	(75,000)	(67,113)
Payments for preferred stock redeemed	—	(200,000)

Net cash provided by (used in) financing activities	$(255,657)	$(386,058)

Net increase (decrease) in cash	$(1,352,585)	$(51,471)
Cash at beginning of period	3,280,585	392,638

Cash at end of period	$1,928,000	$341,167

See accompanying notes to condensed consolidated financial statements.

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
CONTINUED (UNAUDITED)

	Six Months Ended September 30, 2001	Six Months Ended September 30, 2002

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$67,673	$38,341

Cash paid during the period for income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2002

NOTE 1-BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2001 and 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form-10KSB as of and for the years ended March 31, 2001 and 2002 as filed June 28, 2002. Effective September 6, 2002, the Company changed its name from Go2Pharmacy, Inc. to Innovative Companies, Inc.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.       Principles of Consolidation

         The condensed consolidated financial statements as of March 31, and September 30, 2002 and for the three and six months ended September 30, 2001 and 2002 include the accounts of Innovative Companies, Inc. (the “Company”), (“Innovative”), which is continuing to doing manufacturing business as Innovative Health Products, Inc. (“Innovative”), and its Florida wholly-owned subsidiaries Breakthrough Engineered Nutrition, Inc. (“Breakthrough”), Belcher Pharmaceuticals, Inc., (“Belcher”) and Go2PBM Services, Inc. (“PBM”). Significant intercompany balances and transactions have been eliminated in consolidation.

b.       Industry Segment

In accordance with the provisions of Statement of Financial Accounting Standards No. 131, (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker related to the allocation of resources and in the resulting assessment of the segment’s overall performance. As of March 31, 2002 and for the three and six months ended September 30, 2002, the Company had three industry segments: manufacturing, distribution and pharmacy benefit management. The $8,225,903 of total assets as of March 31, 2002 were comprised of $844,469 attributable to corporate, $6,452,907 attributable to manufacturing, $632,858 attributable to distribution and $295,669 attributable to pharmacy benefit management. The $8,182,802 of total assets as of September 30, 2002 were comprised of $704,594 attributable to corporate, $6,138,803 attributable to manufacturing, $853,478 attributable to distribution and $485,927 attributable to pharmacy benefit management.

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

In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 141” and “FAS 142”). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria by which intangible assets acquired in a purchase method business combination be recognized and reported separately from goodwill. FAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. FAS 142 will also require the intangible assets with definite useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

We are required to adopt the provisions of FAS 141 effective July 1, 2001 and FAS 142 effective April 1, 2002. For the year ended March 31, 2002 and for the three and six months ended September 30, 2002, amortization expense associated with goodwill was $45,086, $0 and $0. The unamortized balance of goodwill at March 31, and September 30, 2002 was $728,896.

h.       Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. In accordance with the implementation of FAS 144, a Company is to select an initial valuation and assessment date to perform a valuation to determine whether there is a risk of asset impairment. The Company has selected its annual valuation date for assessment of long-lived assets, certain identifiable intangibles and goodwill impairment as January 1, 2003 for each of its operating units, for the fiscal year ending March 31, 2003 and then for each fiscal year thereafter. There have been no impairment losses recorded for the fiscal year ended March 31,2002 or for the six months ended September 30, 2002.

i.       Income Taxes

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 109 (“SFAS 109”), Accounting for Income Taxes. Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

j.       Earning (Loss) Per Common Share

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. There were no potentially dilutive instruments outstanding for any of the periods presented.

k.       Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at March 31, and September 30, 2002, as well as the reported amounts of revenues and expenses for the three and six months ended September 30, 2001 and 2002. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

l.       Concentration of Credit and Sales Risk

Concentrations of credit risk with respect to trade accounts receivable are limited due to the distribution of sales over a large customer base as of March 31, and September 30, 2002. As related to consolidated sales revenues for the three months ended September 30, 2001, two customers accounted for 21.1% and 18.3%; the customer that had 18.3% of revenues is a related party. As related to consolidated sales revenues for the three months ended September 30, 2002, three customers accounted for 26.2%, 21.8% and 6.5%; the customer that had 21.8% of revenues is a related party.

For the six months ended September 30, 2001, two customers accounted for 19.7% and 14.0%; the customer that had 19.7% of revenues is a related party. For the six months ended September 30, 2002, two customers accounted for 37.8% and 18.3%. The customer that had 18.3% of revenues is a related party.

The Company has no concentration of customers within specific geographic areas outside the United States that would give rise to significant geographic credit risk.

m.       Revenue Recognition

In accordance with SAB 101, Revenue Recognition, revenues are recognized by the Company when the merchandise is shipped to the customer.

n.       Advertising Costs

The Company charges advertising costs to expense as incurred. For the three months ended September 30, 2001 and 2002, advertising expense was $41,843 and $24,359, respectively. Advertising expense was $83,223 and $33,375 for the six months ended September 30, 2001 and 2002, respectively.

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

Long-term Obligations: The fair value of the Company’s fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At March 31, and September 30, 2002, the fair value of the Company’s long-term obligations approximated its carrying value.

Credit Lines Payable: The carrying amount of the Company’s credit lines payable approximates fair market value since the interest rate on these instruments corresponds to market interest rates.

p.       Reclassifications

Certain reclassifications have been made to the financial statements for the three and six months ended September 30, 2001 to conform to the presentation for the three and six months ended September 30, 2002.

NOTE 3-INSURANCE ACCOUNTS RECEIVABLE

On August 27, 2002, a commercial building where one of our manufacturing facilities is located, was involved in a fire. Although this fire was not in our leased space, nor was the fire caused by the Company or any of its related parties, our facility was exposed to and incurred smoke and water damage. The company that had the fire is not a related party. Innovative has adequate insurance coverage that covers replacement cost of the facilities’ contents which includes inventory and leasehold improvements, in addition to business interruption insurance which covers lost profits based on certain coverage formulas and policy limits. As of September 30, 2002 through the date of this filing (November 14, 2002) the final financial assessment has not been made by our insurance company. The Company has a $5,000 deductible for each policy, or $10,000 in total for both policies, that the Company believes it will also be able to recoup these deductibles since the claim has been assessed by our insurance company as subrogatable against the other non-related company who is at fault.

As of September 30, 2002, included within accounts receivable-other, the Company has recorded amounts due from the Company’s insurance company that are quantifiable and measurable at this time, in the amount of $473,000 comprised of amounts due and approved for leasehold improvement and inventory replacement cost. The Company has written off the net book value of leasehold improvements of approximately $97,000 in addition to inventory with a FIFO carrying cost of approximately $169,000. The replacement cost coverage of both the leasehold improvements and the inventory coverage exceeds the net book value written off. Of the $473,000 included in the accounts receivable, other, for the three and six months ended September 30, 2002, amounts recorded in other income/(expense), net, included approximately $207,000. Subsequent to September 30, 2002, the Company has received insurance installment proceeds of approximately $221,000.

NOTE 4-SHAREHOLDERS’ EQUITY

Employee Stock Option Plan

During the three months ended September 30, 2002, the Board of Directors approved the granting of a total of 250,000 stock options to the employees of the Company at an exercise price of $.85, which was the closing price of the stock on the date of grant. The stock options vest under a three year vesting schedule with the first year of vesting being attained one year from the date of grant.

The following represents the employees’ common stock options outstanding as of September 30, 2002:

Option balance outstanding, March 31, 2002	227,500
Granted	250,000
Exercised	0
Forfeited	0

Option balance outstanding, September 30, 2002	477,500

As of September 30, 2002, of the 477,500 employees’ common stock options outstanding, 75,833 of those options were vested with 401,667 options being nonvested.

NOTE 5-RELATED PARTY TRANSACTIONS

Revenues: For the three months ended September 30, 2001 and 2002, manufacturing revenues of approximately $67,973 and $38,797, respectively, were recorded from sales by the Company to subsidiaries of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the three months ended September 30, 2001 and 2002, manufacturing revenues of $0, and $3,175, respectively, were recorded from sales by the Company to DrugMax, Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the three months ended September 30, 2001 and 2002, manufacturing revenues of $15,627 and $5,181, respectively, were recorded from sales by the Company to VerticalHealth Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder.

For the three months ended September 30, 2001 and 2002, distribution revenues of approximately $0 and $1,968 were recorded from sales by the Company to VerticalHealth Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder.

For the three months ended September 30, 2001 and 2002, pharmacy benefit management revenues of approximately $338,296 and $710,213 respectively, were recorded from sales by the Company to CarePlus Health Plan, an affiliate of the Company’s board members Mssrs. Lawson and Zappala. Our wholly-owned subsidiary, Go2PBMServices, Inc., derives 100% of its revenues from this contract.

For the six months ended September 30, 2001 and 2002, manufacturing revenues of approximately $124,291 and $100,011, respectively, were recorded from sales by the Company to subsidiaries of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the six months ended September 30, 2001 and 2002, manufacturing revenues of $2,504, and $3,175, respectively, were recorded from sales by the Company to DrugMax, Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the six months ended September 30, 2001 and 2002, manufacturing revenues of $34,175 and $13,330, respectively, were recorded from sales by the Company to VerticalHealth Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder.

For the six months ended September 30, 2001 and 2002, distribution revenues of approximately $0 and $1,968 were recorded from sales by the Company to VerticalHealth Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder.

For the six months ended September 30, 2001 and 2002, pharmacy benefit management revenues of approximately $715,150 and $1,405,762, respectively, were recorded from sales by the Company to CarePlus Health Plan, an affiliate of the Company’s board members Mssrs. Lawson and Zappala. Our wholly-owned subsidiary, Go2PBMServices, Inc., derives 100% of its revenues from this contract.

Trade Accounts Receivable/ Trade Accounts Payable: Amounts due from affiliates and amounts due to affiliates represent balances owed to or amounts owed by the Company for sales occurring in the normal course of business. Amounts due to and amounts due from these affiliates are in the nature of trade payables or receivables and fluctuate based on sales volume and payments received.

As of March 31, and September 30, 2002, for the manufacturing segment, $73,895 and $16,818 was due from subsidiaries of Dynamic Health Products. $57,700 and $57,700, respectively, was due to DrugMax., $28,982 and $37,390 was due from VerticalHealth,Inc., and $59,380 and $59,380 was due from Careplus Health.

As of March 31, and September 30, 2002, for the distribution segment, $21,534 and $21,534 was due to DrugMax.

As of March 31, and September 30, 2002, for the pharmacy benefit management segment, $265,292 and $245,595 was due from CarePlus Health.

Preferred Stock Transactions: In September 1999, the Company issued 150,000 shares of redeemable series A preferred stock to Dynamic Health Products, Inc. in satisfaction of $1,500,000 of outstanding liabilities. The shares of preferred stock were subsequently transferred to JB Capital Corp., a company affiliated with our Chairman, Jugal K. Taneja. The redeemable series A preferred stock pays dividends at the rate of 10% per annum, which is cumulative from the date of issuance and payable quarterly which commenced March 31, 2001. For the three months ended September 30, 2001 and 2002, $37,500 and $29,613 of accrued preferred dividends were paid to JB Capital Corp. For the six months ended September 30, 2001 and 2002, $75,000 and $67,113 of accrued preferred dividends were paid to JB Capital Corp.

As of September 30, 2002, the holders of the preferred stock have redeemed 40,000 shares, or $400,000. As recorded within due to affiliates, as of September 30, 2002, the balance due was $148,000, of which $125,000, or an additional 12,500 shares, are available for redemption based on the Company attaining certain positive net income as defined by the preferred stock redemption agreement.

NOTE 6 – SUBSEQUENT EVENTS

On October 31, 2002, the Company was approved for an approximate $320,00 increase in our line of credit (the “line”) with a Bank. This increase in the line allows for a one million dollar total line of credit at an interest rate of prime plus .9%. In addition, the $679,000 certificate of deposit collateralizing our current line will be reduced to a $300,000 certificate of deposit. The closing on this line will occur in November.

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

General

         We manufacture, package and ship high-quality private label dietary supplements, over-the-counter drugs, and health and beauty care products for companies worldwide from our two manufacturing locations. Through our wholly-owned subsidiary, Breakthrough Engineered Nutrition, Inc. (“Breakthrough”), we market the Company’s product lines, Lean Protein™ and Thermo Fuel ZXE™. Through our wholly-owned subsidiary, Go2PBM Services, Inc., we administer pharmacy benefit management services to health plans for unions, insurance companies, and other self-insured companies.

Results of Operations

Overview

         We derive our revenues from developing, manufacturing, and wholesaling a wide variety of non-prescription dietary supplements, and health and beauty care products. We also derive revenues from the distribution of our branded product lines, Lean Protein and Thermo Fuel ZXE. In addition, we derive revenues from the services provided in connection with pharmacy benefit management. Revenues are billed and recognized as product is produced and shipped, net of discounts, allowances, returns and credits. Service revenues are billed and recognized once the service has been provided. We have not experienced any material loss of revenues and do not anticipate any significant losses in the future.

         Cost of goods sold is comprised of direct manufacturing and manufacturing and distribution material product costs, contracted service fees, direct personnel compensation and other statutory benefits and indirect costs relating to labor to support product manufacture and the warehousing of production and other manufacturing overhead as well as for prescription and claim-related costs attributable to providing pharmacy benefit management services. Research and development expenses are charged against cost of goods sold as incurred. Selling, general and administrative costs include management and general office salaries, insurance, advertising and promotional expenses, sales and marketing and other indirect operating costs.

         Interest expense, net consists primarily of interest expense associated with borrowings to finance capital equipment expenditures and other working capital needs as partially offset by interest income earned on our funds held at banks.

         On August 27, 2002, a commercial building where one of our manufacturing facilities is located, was involved in a fire. Although this fire was not in our leased space, nor was the fire caused by the Company or any of its related parties, our facility was exposed to and incurred smoke and water damage. The company that had the fire is not a related party. Innovative has adequate insurance coverage that covers replacement cost of the facilities’ contents which includes inventory and leasehold improvements, in addition to business interruption insurance which covers lost profits based on certain coverage formulas and policy limits. As of September 30, 2002 through the date of this filing (November 14, 2002) the final financial assessment has not been made by our insurance company. The Company has a $5,000 deductible for each policy, or $10,000 in total for both policies, that the Company believes will also be able to recoup these deductibles since the claim has been assessed by our insurance company as subrogatable against the other non-related company who is at fault.

         As of September 30, 2002, included within accounts receivable-other, the Company has recorded amounts due from the Company’s insurance company that are quantifiable and measurable at this time, in the amount of $473,000 comprised of amounts due and approved for leasehold improvement and inventory replacement cost. The Company has written off the net book value of leasehold improvements of approximately $97,000 in addition to inventory with a FIFO carrying cost of approximately $169,000. The replacement cost coverage of both the leasehold improvements and the inventory coverage exceeds the net book value written off. Directly related to the $473,000 included in the accounts receivable,other, for the three and six months ended September 30, 2002, amounts recorded in other income/(expense), net, included approximately $207,000. Subsequent to the quarter ended September 30, 2002, the Company has received insurance installment proceeds of approximately $221,000.

Three Months Ended September 30, 2002 Compared To Three Months Ended September 30, 2001

         Revenues. Total revenues increased approximately $1,409,000, or 76.4%, to approximately $3,253,000 for the three months ended September 30, 2002, as compared to approximately $1,844,000 for the three months ended September 30, 2001. Pharmacy benefit management revenues increased approximately $372,000, or 109.9%, to approximately $710,000 for the three months ended September 30, 2002, as compared to $338,000 for the three months ended September 30, 2001. Pharmacy benefit management revenues increased for the three months ended September 30, 2002 solely due to the increase of participating plan members in the current period as compared to the three-month corresponding period in 2001. Distribution revenues increased approximately $395,000 to approximately $399,000 for the three months ended September 30, 2002, as compared to $4,000 for the three months ended September 30, 2001. Distribution revenues increased due to the introduction of our new product line in the current quarter, Thermo Fuel ZXE in addition to the absence of sales of our Lean Protein Bites product line in the corresponding quarter in 2001. The Lean Protein Bites product line was introduced during October 2001. Manufacturing revenues increased approximately $643,000, or 42.8%, to approximately $2,145,000 for the three months ended September 30, 2002, as compared to approximately $1,502,000 for the corresponding period. Increases in manufacturing segment revenues was primarily caused by the increases in customer base and related volume of recurring and new customer orders.

         Gross profit. Total gross profit increased approximately $476,000, or 93.6%, to approximately $984,000 for the three months ended September 30, 2002, as compared to approximately $508,000 for the three months ended September 30, 2001. Total gross margins increased from 27.6% for the three months ended September 30, 2001, to 30.3% for the three months ended September 30, 2002. Pharmacy benefit management gross profits increased approximately $25,000, or 34.4%, to approximately $100,000 for the three months ended September 30, 2002, as compared to $75,000 for the three months ended September 30, 2001. Pharmacy benefit management gross margin decreased to 14.2% for the three months ended September 30, 2002 as compared to 22.1% for the three months ended September 30, 2001. Although gross profits increased as caused by higher sales volumes, margins decreased as higher net claims dollars were incurred and paid per member as compared to the corresponding three-month period. Distribution gross profit increased approximately $166,000, to approximately $118,000 for the three months ended September 30, 2002, as compared to $(46,000) for the three months ended September 30, 2001. Distribution gross margin increased to 30.0% for the three months ended September 30, 2002. Gross profits increased as caused by higher sales volumes based on the addition of the new product lines as compared to the prior three month period that included obsolete inventory write-offs of approximately $44,000 in addition to the interruption of manufacturing of our product line due to manufacturing location changes. Manufacturing gross profit increased approximately $285,000, or 59.2%, to approximately $765,000 for the three months ended September 30, 2002, as compared to approximately $480,000 in the corresponding three-month period in 2001. For the three months ended September 30, 2002, manufacturing gross margin increased to 35.6%, from 31.9% in the corresponding three-month period in 2001. The increases in profits and margins are primarily attributable to a current change in our contract manufacturing sales portfolio that is yielding a higher gross margin in addition to increases as caused by increased sales volume.

         Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of insurance expenses, advertising and promotional expenses; personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and leasehold amortization expense. Selling, general and administrative expenses increased approximately $115,000, or 15.2%, to approximately $874,000 for the three months ended September 30, 2002, as compared to approximately $759,000 in the corresponding period. The increase is primarily attributable to rising insurance expenses in addition to increases in advertising and promotional expenses associated with our distribution segment, rents, as well as payroll expenses and costs associated with fringe benefits to support our distribution, manufacturing and pharmacy benefit management growth. As a percentage of sales, selling, general and administrative expenses decreased to 26.9% for the three months ended September 30, 2002 from 41.1% in the corresponding three-month period in 2001.

         Interest income (expense), net. Interest expense, net of interest income, increased approximately $2,000 to approximately $(17,000) for the three months ended September 30, 2002, from approximately $(15,000) for the three months ended September 30, 2001. The increase in net interest expense is primarily attributable to the decline in interest income earned based on both declining interest rates in addition to a decline in available interest-bearing funds that partially offsets interest expense incurred on outstanding obligations.

         Income taxes. At September 30, 2002, the Company had neither amounts recorded for a current or a deferred income tax liability, nor any income tax expense recorded for the three months ended September 30, 2002, due to available operating loss carryforwards.

Six Months Ended September 30, 2002 Compared To Six Months Ended September 30, 2001

         Revenues. Total revenues increased approximately $4,032,000, or 111.0%, to approximately $7,664,000 for the six months ended September 30, 2002, as compared to approximately $3,632,000 for the six months ended September 30, 2001. Pharmacy benefit management revenues increased approximately $691,000, or 96.6%, to approximately $1,406,000 for the six months ended September 30, 2002, as compared to $715,000 for the six months ended September 30, 2001. Pharmacy benefit management revenues increased for the six months ended September 30, 2002 solely due to the increase of participating plan members in the current period as compared to the six-month corresponding period in 2001. Distribution revenues increased approximately $664,000 to approximately $743,000 for the six months ended September 30, 2002, as compared to $79,000 for the six months ended September 30, 2001. Distribution revenues increased due to the introduction of our new product line in September 2002, Thermo Fuel ZXE, in addition to the absence of sales of our Lean Protein Bites product line in the corresponding period in 2001. The Lean Protein Bites product line was introduced during October 2001. Manufacturing revenues increased approximately $2,678,000, or 94.4%, to approximately $5,516,000 for the six months ended September 30, 2002, as compared to approximately $2,838,000 for the corresponding period. Increases in manufacturing segment revenues was primarily caused by the increases in customer base and related volume of recurring and new customer orders.

         Gross profit. Total gross profit increased approximately $1,379,000, or 158.9%, to approximately $2,246,000 for the six months ended September 30, 2002, as compared to approximately $867,000 for the six months ended September 30, 2001. Total gross margins increased from 23.9% for the six months ended September 30, 2001, to 29.3% for the six months ended September 30, 2002. Pharmacy benefit management gross profits increased approximately $58,000, or 41.3%, to approximately $197,000 for the six months ended September 30, 2002, as compared to $139,000 for the six months ended September 30, 2001. Pharmacy benefit management gross margin decreased to 14.0% for the six months ended September 30, 2002 as compared to 19.5% for the six months ended September 30, 2001. Although gross profits increased as caused by higher sales volumes, margins decreased as higher net claims dollars were incurred and paid per member as compared to the corresponding six- month period. Distribution gross profit increased approximately $279,000 to approximately $268,000 for the six months ended September 30, 2002, as compared to approximately $(11,000) for the six months ended September 30, 2001. Distribution gross margin increased to 36.0% for the six months ended September 30, 2002. Gross profits increased as caused by higher sales volumes based on the addition of the new product lines as compared to the prior six month period that included obsolete inventory write-offs of approximately $44,000 in addition to the interruption of manufacturing due to manufacturing location changes. Manufacturing gross profit increased approximately $1,042,000, or 140.8%, to approximately $1,782,000 for the six months ended September 30, 2002, as compared to approximately $740,000 in the corresponding six-month period in 2001. For the six months ended September 30, 2002, manufacturing gross margin increased to 32.3%, from 26.1% in the corresponding six-month period in 2001. The increases in profits and margins are primarily attributable to a current change in our contract manufacturing sales portfolio that is yielding a higher gross margin in addition to increases as caused by increased sales volume.

         Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of insurance expenses, advertising and promotional expenses; personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and leasehold amortization expense. Selling, general and administrative expenses increased approximately $228,000, or 15.3%, to approximately $1,711,000 for the six months ended September 30, 2002, as compared to approximately $1,484,000 in the corresponding period. The increase is primarily attributable to rising insurance expenses in addition to increases in advertising and promotional expenses associated with our distribution segment, rents, as well as payroll expenses and costs associated with fringe benefits to support our distribution, manufacturing and pharmacy benefit management growth. As a percentage of sales, selling, general and administrative expenses decreased to 22.3% for the six months ended September 30, 2002 from 40.9% in the corresponding six-month period in 2001.

         Interest income (expense), net. Interest expense, net of interest income, increased approximately $16,000 to approximately $(37,000) for the six months ended September 30, 2002, from approximately $(21,000) for the six months ended September 30, 2001. The increase in net interest expense is primarily attributable to the decline in interest income earned based on both declining interest rates in addition to a decline in available interest-bearing funds that partially offsets interest expense incurred on outstanding obligations.

         Income taxes. At September 30, 2002, the Company had neither amounts recorded for a current or a deferred income tax liability, nor any income tax expense recorded for the six months ended September 30, 2002, due to available operating loss carryforwards.

Financial Condition, Liquidity and Capital Resources

         The Company has financed its operations through available borrowings under its credit line facilities, cash provided from operations and cash provided from the proceeds received from our initial public offering consummated in November 2000. The Company had working capital of approximately $3,096,000 at September 30, 2002, inclusive of current portion of long-term obligations and credit facilities, as compared to working capital of approximately $2,529,000 at March 31, 2002. The increase in working capital is primarily attributable to collection on accounts receivable, the increased turns on inventories and the continued payments on current obligations outstanding. All of which is in line with the Company’s business plans.

         Net cash provided by operating activities was approximately $329,000 for the six months ended September 30, 2002, as compared to net cash used in operating activities of approximately $(283,000) for the six months ended September 30, 2001. Cash provided is primarily attributable to net income of $718,000 as adjusted by depreciation of approximately $188,000, a decrease in trade accounts receivable of approximately $217,000 based on customer remittances received on customer accounts outstanding, a decrease in inventory of approximately $400 as caused by the netting of two offsetting amounts comprised of write-off of the carrying value of the inventory destroyed in the fire on August 27, 2002 of approximately $170,000 as offset by inventory purchases of $170,000, accrued expenses increased approximately $42,000 all of which is partially offset by an approximate $473,000 increase in accounts receivable, other which represents that measurable and estimatable amounts due from our insurance company due to losses sustained in the August 27, 2002 fire, decreases in accounts payable of approximately $241,000 based on net payments made by the Company on vendor and supplier accounts outstanding, an approximate $108,000 increase in due from affiliates, net based on the normal sales consummated with our affiliates, in addition to an approximate $15,000 decrease in prepaid assets based on normal amortization of prepaid account balances that are charged to the statement of operations.

         Net cash provided by investing activities of approximately $5,000 results from the insured disposal of the net carrying value of leasehold improvements damaged in the August 27, 2002 fire of approximately $92,000 as partially offset by $87,000 of purchases of equipment used in manufacturing and corporate activities.

         Net cash used in financing activities was approximately $(386,000) for the six months ended September 30, 2002, as compared to net cash used in financing activities of approximately $(256,000) for the six months ended September 30, 2001. Net cash used during the six months ended September 30, 2002 represented payments on long-term obligations of approximately $119,000, payments related to the redemption of 20,000 shares of $10 face value preferred stock of $200,000 in addition to preferred dividend payments of approximately $67,000. The decline in the preferred stock dividends paid in the current period as compared to the prior period is solely due to the decline in the number of preferred shares outstanding. The redemption of the preferred stock and the payment of the preferred stock dividends is a related party activity.

         Subsequent to September 30, 2002, the Company was approved for an approximate $320,000 increase in our line of credit (the “line”) with a Bank. This increase in the line allows for a one million dollar total line of credit at an interest rate of prime plus .9%. In addition, the $679,000 certificate of deposit that was collateralizing our current line as of September 30, 2002 will be reduced to a $300,000 certificate of deposit upon closing of the line. The closing on this line will occur sometime in November 2002.

         Subsequent to September 30, 2002, the Company received insurance proceeds of approximately $221,000 as directly related to the claims outstanding, that are currently recorded in accounts receivable, other as of September 30, 2002, resulting from the August 27, 2002 fire. The final amount of the insurance proceeds due and payable to the Company has not yet been finalized by the Company or by the Company’s insurance company.

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

Item 3.	Controls and Procedures

         Based on their most recent review, which was completed within 90 days prior to the filing of this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

         99.1 Certificate Pursuant to 18 U.S.C. Section 1350

         99.2 Certificate Pursuant to 18 U.S.C. Section 1350

         (b)  Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the applicable period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Companies, Inc.
Date: November 14, 2002	By:	/s/ MIHIR K.TANEJA

Mihir K. Taneja Chief Executive Officer, Secretary and Director

Date: November 14, 2002	By:	/s/ CAROL DORE-FALCONE

Carol Dore-Falcone Vice President and Chief Financial Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

         I, Mihir K. Taneja, certify that:

         1.       I have reviewed this quarterly report on Form 10-QSB of Innovative Companies, Inc.;

         2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	November 14, 2002	By:	/s/ MIHIR K. TANEJA

Mihir K. Taneja Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Carol Dore-Falcone, certify that:

         1.       I have reviewed this quarterly report on Form 10-QSB of Innovative Companies, Inc.;

         2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	By:	/s/ CAROL DORE-FALCONE

Carol Dore-Falcone Vice President and Chief Financial Officer