Form 10QSB
period 2002-12-31
GO2PHARMACY COM INC
filed 2003-02-12
CIK 1098315

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2002

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of February 6, 2003 was 7,025,000.

PART I – FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2002
	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$392,638	$276,669
Certificate of deposit, restricted	679,205	300,000
Certificate of deposit	—	379,205
Accounts receivable, net	1,730,261	1,521,065
Accounts receivable, other	—	233,308
Inventories, net	2,121,406	2,231,795
Prepaid expenses and other current assets	176,812	446,468
Due from affiliates	427,588	477,163
Net deferred income tax asset	—	147,900

Total current assets	$5,527,910	$6,013,573

Property, leaseholds and equipment, net	1,612,156	1,393,798

Intangible assets, net	957,932	958,208

Other assets	127,905	133,926

Total assets	$8,225,903	$8,499,505

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,432,917	$1,311,555
Credit lines payable	647,789	722,789
Current portion of long-term obligations	254,234	397,775
Accrued expenses	258,349	311,976
Obligations to related parties	1,151	452
Obligations to affiliates	404,324	243,471

Total current liabilities	$2,998,764	$2,988,018
Long-term obligations, less current portion	381,152	207,732

Total liabilities	$3,379,916	$3,195,750

Redeemable series A preferred stock, no par value, $10 face value 150,000 shares authorized; 117,500 and 72,500 shares issued and outstanding, at face value, respectively	1,175,000	725,000
Commitments and contingencies

Shareholders’ equity :
Preferred stock, no par value, 5,850,000 Shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 24,000,000 Shares authorized; 7,025,000 shares issued and outstanding	70,250	70,250
Additional paid in capital	29,953,495	29,953,495
Retained earnings (deficit)	(26,352,758)	(25,444,990)

Total shareholders’ equity	$3,670,987	$4,578,755

Total liabilities and shareholders’ equity	$8,225,903	$8,499,505

See accompanying notes to condensed consolidated financial statements.

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2002	2001	2002
Revenues:
PBM	$521,607	$895,325	$1,236,999	$2,301,087
Distribution	162,788	268,550	232,994	1,011,411
Manufacturing	1,064,369	2,116,497	3,768,070	7,657,963

Total revenues	$1,748,764	$3,280,372	$5,238,063	$10,970,461

Cost of goods sold:
PBM	$437,031	$806,688	$1,013,054	$2,015,815
Distribution	54,196	189,006	128,702	664,020
Manufacturing	847,789	1,480,939	2,961,185	5,240,704

Total cost of goods sold	$1,339,016	$2,476,633	$4,102,941	$7,920,539

Gross profit:
PBM	$84,576	$88,637	$223,945	$285,272
Distribution	108,592	79,544	104,292	347,391
Manufacturing	216,580	635,558	806,885	2,417,259

Total gross profit	$409,748	$803,739	$1,135,122	$3,049,922

Selling, general and administrative expenses	$815,628	$885,832	$2,300,060	$2,597,275

Operating income (loss) before Other income and expense	$(405,880)	$(82,093)	$(1,164,938)	$452,647
Other income (expense), net:
Other income (expense), net	(2,745)	240,485	3,412	461,605
Interest expense, net	(29,336)	(22,238)	(50,337)	(60,424)

Total other income (expense), net	$(32,081)	$218,247	$(46,925)	$401,181

Income (loss) before income tax benefit	$(437,961)	$136,154	$(1,211,863)	$853,828
Income tax benefit	—	147,900	—	147,900

Net income (loss)	$(437,961)	$284,054	$(1,211,863)	$1,001,728
Preferred stock dividends	37,500	26,848	112,500	93,961

Net income (loss) available to common shareholders	$(475,461)	$257,206	$(1,324,363)	$907,767

Basic and diluted income (loss) per share	$(.07)	$.04	$(.19)	$.13

Basic and diluted weighted average number of common shares outstanding	7,025,000	7,025,000	7,025,000	7,025,000

See accompanying notes to condensed consolidated financial statements.

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2001	2002
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,211,863)	$1,001,728
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	348,150	280,794
Increase in net deferred income tax asset	—	(147,900)
Changes in operating assets and liabilities:
Accounts receivable, net	(321,180)	209,196
Accounts receivable, other	—	(233,308)
Inventory, net	(199,306)	(110,389)
Prepaid expenses and other current assets	177,972	(269,656)
Other assets	(4,754)	(3,287)
Accounts payable	127,837	(121,362)
Accrued expenses	(71,210)	53,627
Due from affiliates, net	(216,175)	(386,127)

Net cash provided by (used in)
Operating activities	$(1,270,529)	$273,316
Cash flows from investing activities:
Proceeds received for insured disposal of leasehold improvements	—	121,000
Purchases of property, leaseholds and equipment	(794,608)	(186,446)
Collection on notes receivable	8,878	—

Net cash used in investing activities	$(785,730)	$(65,446)
Cash flows from financing activities:
Net change in credit lines payable	—	75,000
Proceeds from issuance of long-term obligations	204,456	284,050
Payments of long-term obligations	(254,118)	(313,928)
Payments of related party obligations	(42,263)	—
Payments of preferred stock dividends	(112,500)	(93,961)
Redemption of preferred stock	—	(275,000)

Net cash used in financing activities	$(204,425)	$(323,839)

Net increase (decrease) in cash	$(2,260,684)	$(115,969)
Cash at beginning of period	3,280,585	392,638

Cash at end of period	$1,019,901	$276,669

See accompanying notes to condensed consolidated financial statements.

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31, 2001	Nine Months Ended December 31, 2002
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$101,160	$59,920

Cash paid during the period for income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2001 AND 2002

NOTE 1–BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 30, 2001 and 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form-10KSB as of and for the years ended March 31, 2001 and 2002 as filed June 28, 2002. Effective September 6, 2002, the Company changed its name from Go2Pharmacy, Inc. to Innovative Companies, Inc.

NOTE 2–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

The condensed consolidated financial statements as of March 31, and December 31, 2002 and for the three and nine months ended December 31, 2001 and 2002 include the accounts of Innovative Companies, Inc. (the “Company”), (“Innovative”), which is continuing to doing manufacturing business as Innovative Health Products, Inc. (“Innovative”), and its Florida wholly-owned subsidiaries Breakthrough Engineered Nutrition, Inc. (“Breakthrough”), Belcher Pharmaceuticals, Inc., (“Belcher”) and Go2PBM Services, Inc. (“PBM”). Significant intercompany balances and transactions have been eliminated in consolidation.

b. Industry Segment

In accordance with the provisions of Statement of Financial Accounting Standards No. 131, (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker related to the allocation of resources and in the resulting assessment of the segment’s overall performance. As of March 31, 2002 and for the three and nine months ended December 31, 2002, the Company had three industry segments: manufacturing, distribution and pharmacy benefit management. The $8,225,903 of total assets as of March 31, 2002 were comprised of $844,469 attributable to corporate, $6,452,907 attributable to manufacturing, $632,858 attributable to distribution and $295,669 attributable to pharmacy benefit management. The $8,499,505 of total assets as of December 31, 2002 were comprised of $928,454 attributable to corporate, $6,294,041 attributable to manufacturing, $762,463 attributable to distribution and $514,547 attributable to pharmacy benefit management.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

We are required to adopt the provisions of FAS 141 effective July 1, 2001 and FAS 142 effective April 1, 2002. For the year ended March 31, 2002 and for the nine months ended December 31, 2002, amortization expense associated with goodwill was $45,086 and $0. The unamortized balance of goodwill at March 31, and December 31, 2002 was $728,896.

h. Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. In accordance with the implementation of FAS 144, a Company is to select an initial valuation and assessment date to perform a valuation to determine whether there is a risk of asset impairment. The Company has selected its annual valuation date for assessment of long-lived assets, certain identifiable intangibles and goodwill impairment as January 1, 2003 for each of its operating units, for the fiscal year ending March 31, 2003 and then for each fiscal year thereafter. There have been no impairment losses recorded for the fiscal year ended March 31,2002 or for the nine months ended December 31, 2002.

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

k. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at March 31, and December 31, 2002, as well as the reported amounts of revenues and expenses for the three and nine months ended December 31, 2001 and 2002. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

l. Concentration of Credit and Sales Risk

Concentrations of credit risk with respect to trade accounts receivable are limited due to the distribution of sales over a large customer base as of March 31, and December 31, 2002. As related to consolidated sales revenues for the three months ended December 31, 2001, two customers accounted for 22.2% and 29.8%; the customer that had 29.8% of revenues is a related party. As related to consolidated sales revenues for the three months ended December 31, 2002, three customers accounted for 5.9%, 26.3% and 27.3%; the customer that had 27.3% of revenues is a related party.

For the nine months ended December 31, 2001, three customers accounted for 7.4%, 9.6% and 23.6%; the customer that had 23.6% of revenues is a related party. For the nine months ended December 31, 2002, two customers accounted for 21% and 33%. The customer that had 21% of revenues is a related party.

The Company has no concentration of customers within specific geographic areas outside the United States that would give rise to significant geographic credit risk.

m. Revenue Recognition

In accordance with SAB 101, Revenue Recognition, revenues are recognized by the Company when the merchandise is shipped to the customer.

n. Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $18,191 and $51,565 for the three and nine months ended December 31, 2002, respectively.

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

Long-term Obligations: The fair value of the Company’s fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At March 31, and December 31, 2002, the fair value of the Company’s long-term obligations approximated its carrying value.

Credit Lines Payable: The carrying amount of the Company’s credit lines payable approximates fair market value since the interest rate on these instruments corresponds to market interest rates.

p. Reclassifications

Certain reclassifications have been made to the financial statements for the three and nine months ended December 31, 2001 to conform to the presentation for the three and nine months ended December 31, 2002.

NOTE 3–INSURANCE ACCOUNTS RECEIVABLE

On August 27, 2002, a commercial building where one of our manufacturing facilities is located, was involved in a fire. Although this fire was not in our leased space, nor was the fire caused by the Company or any of its related parties, our facility was exposed to and incurred smoke and water damage. The company that had the fire is not a related party. Innovative has adequate insurance coverage that covers replacement cost of the facilities’ contents which includes inventory and leasehold improvements, in addition to business interruption insurance which covers lost profits based on certain coverage formulas and policy limits. As of December 31, 2002 through the date of this filing (February 12, 2003) the final financial assessment has not been made by our insurance company. The Company has a $5,000 deductible for each policy, or $10,000 in total for both policies, that the Company believes it will also be able to recoup these deductibles since the claim has been assessed by our insurance company as subrogatable against the other non-related company who is at fault.

As of December 31, 2002, included within accounts receivable-other, the Company has recorded amounts due from the Company’s insurance company that are quantifiable and measurable at this time, in the amount of $233,000 comprised of amounts due and approved for inventory replacement and for amounts due for business interruption income. For the period of August 27, 2002 through December 31, 2002, the Company has collected approximately $450,000 from the insurance company representing amounts reimbursed for the replacement of damaged leasehold improvements and business interruption income. For the three and nine months ended December 31, 2002, amounts recorded in other income/(expense), net, included approximately $231,000 and $437,500, respectively.

NOTE 4–INCOME TAXES

The provision for income taxes includes the amount of income tax payable for the period resulting from the application of rates enacted under current tax law to the taxable income for the period and the net change in the Company’s deferred income tax assets and liabilities. Deferred income tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these temporary differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

As of the fiscal year ended March 31, 2002, the Company had a net operating loss carryforward of approximately $1.5 million in addition to a deferred income tax asset and valuation allowance of approximately $330,000, which primarily represented the potential future tax benefit associated with its operating losses through the fiscal year ended March 31, 2002. Management evaluated several factors including the scheduled reversal of the temporary timing differences, the Company’s actual profitability for the nine months ended December 31, 2002, along with the Company’s future projected earnings and believes such information indicates that the Company will be able to generate sufficient taxable income to utilize the net current deferred tax asset. Based on management’s analysis, the Company recognized $147,900 net deferred tax asset and related net deferred income tax benefit as of and for the nine months ended December 31, 2002. As of December 31, 2002, management continues to believe that it is more likely than not that the Company will be able to generate sufficient taxable income to utilize this deferred income tax asset.

NOTE 5–RELATED PARTY TRANSACTIONS

Revenues: For the three months ended December 31, 2001 and 2002, manufacturing revenues of approximately $48,879 and $21,799, respectively, were recorded from sales by the Company to subsidiaries of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the three months ended December 31, 2001 and 2002, manufacturing revenues of $2,504, and $0, respectively, were recorded from sales by the Company to DrugMax, Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the three months ended December 31, 2001 and 2002, manufacturing revenues of $18,415 and $8,149, respectively, were recorded from sales by the Company to VerticalHealth Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder.

For the three months ended December 31, 2001 and 2002, distribution revenues of approximately $0 and $2,952 were recorded from sales by the Company to VerticalHealth Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder.

For the three months ended December 31, 2001 and 2002, pharmacy benefit management revenues of approximately $521,607 and $895,325 respectively, were recorded from sales by the Company to CarePlus Health Plan, an affiliate of the Company’s board members Mssrs. Lawson and Zappala. Our wholly-owned subsidiary, Go2PBMServices, Inc., derives 100% of its revenues from this contract.

For the nine months ended December 31, 2001 and 2002, manufacturing revenues of approximately $191,240 and $69,723, respectively, were recorded from sales by the Company to subsidiaries of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the nine months ended December 31, 2001 and 2002, manufacturing revenues of $2,504, and $3,176, respectively, were recorded from sales by the Company to DrugMax, Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the nine months ended December 31, 2001 and 2002, manufacturing revenues of $42,074 and $102,965, respectively, were recorded from sales by the Company to VerticalHealth Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder.

For the nine months ended December 31, 2001 and 2002, distribution revenues of approximately $8,925 and $8,541 were recorded from sales by the Company to VerticalHealth Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder.

For the nine months ended December 31, 2001 and 2002, pharmacy benefit managment revenues of approximately $1,236,999 and $2,301,087 respectively, were recorded from sales by the Company to CarePlus Health Plan, an affiliate of the Company’s board members Mssrs. Lawson and Zappala. Our wholly-owned subsidiary, Go2PBMServices, Inc., derives 100% of its revenues from this contract.

Trade Accounts Receivable/ Trade Accounts Payable: Amounts due to affiliates and amounts due from affiliates represent balances owed by or amounts owed to the Company for sales occurring in the normal course of business. Amounts due to and amounts due from these affiliates are in the nature of trade payables or receivables and fluctuate based on sales volume and payments received.

As of March 31, and December 31, 2002, for the manufacturing segment, $73,895 and $12,179 was due from subsidiaries of Dynamic Health Products. $57,700 and $57,700, respectively, was due to DrugMax., $28,982 and $98,285 was due from VerticalHealth,Inc., and $59,380 and $59,380 was due from Careplus Health.

As of March 31, and December 31, 2002, for the distribution segment, $21,534 and $10,470 was due to DrugMax and $0 and $1,176 was due from subsidiaries of Dynamic Health Products

As of March 31, and December 31, 2002, for the pharmacy benefit management segment, $265,292 and $362,000 was due from CarePlus Health.

Preferred Stock Transactions: In September 1999, the Company issued 150,000 shares of redeemable series A preferred stock to Dynamic Health Products, Inc. in satisfaction of $1,500,000 of outstanding liabilities. The shares of preferred stock were subsequently transferred to JB Capital Corp., a company affiliated with our Chairman, Jugal K. Taneja. The redeemable series A preferred stock pays dividends at the rate of 10% per annum, which is cumulative from the date of issuance and payable quarterly which commenced March 31, 2001. For the three months ended December 31, 2001 and 2002, $37,500 and $26,848 of accrued preferred dividends were paid to JB Capital Corp. For the nine months ended December 31, 2001 and 2002, $112,500 and $93,961 of accrued preferred dividends were paid to JB Capital Corp.

As of December 31, 2002, the holders of the preferred stock have redeemed 60,000 shares, or $600,000. As recorded within due to affiliates, as of December 31, 2002, the balance due was $175,000, or an additional 17,500 shares, are available for redemption based on the Company attaining certain positive net income as defined by the preferred stock redemption agreement.

NOTE 6–SUBSEQUENT EVENTS

Stock Dividend

On February 11, 2003, the Company’s Board of Directors approved an ordinary 10% common stock dividend to common stockholders of record as of March 1, 2003 with stock distribution set for March 17, 2003.

Stock Price

On February 3, 2003, we received notification from the NASDAQ Listing Qualifications Department that our common stock has closed below the minimum $1 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), we have been provided 180 calendar days, or until August 4, 2003 to regain compliance. If, at any time prior to August 4, 2002, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, the Company will be provided written notification that compliance has been met. If compliance with this rule is not met by August 4, 2003, NASDAQ will assess whether the Company has met the initial listing criteria for trading on the NASDAQ SmallCap Market and will determine at that time whether the Company will be granted another 180 day grace period. Otherwise, NASDAQ will provide the Company written notification that its securities will be delisted. This could have a materially adverse affect on our business, financial condition, results of operations and cash flows.

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

General

We manufacture, package and ship high-quality private label dietary supplements, over-the-counter drugs, and health and beauty care products for companies worldwide from our two manufacturing locations. Through our wholly-owned subsidiary, Breakthrough Engineered Nutrition, Inc. (“Breakthrough”), we market the Company’s product lines, Lean Protein™ and Thermo Fuel ZXE™ Through our wholly-owned subsidiary, Go2PBM Services, Inc., we administer pharmacy benefit management services to health plans for unions, insurance companies, and other self-insured companies.

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

Cost of goods sold is comprised of direct manufacturing and manufacturing and distribution material product costs, contracted service fees, direct personnel compensation and other statutory benefits and indirect costs relating to labor to support product manufacture and the warehousing of production and other manufacturing overhead as well as for prescription and claim-related costs attributable to providing pharmacy benefit management services. Research and development expenses are charged against cost of goods sold as incurred. Selling, general and administrative costs include management and general office salaries, advertising and promotional expenses, insurance costs, sales and marketing and other indirect operating costs.

Interest expense, net consists primarily of interest expense associated with borrowings to finance capital equipment expenditures and other working capital needs as partially offset by interest income earned on our funds held at banks.

On August 27, 2002, a commercial building where one of our manufacturing facilities is located, was involved in a fire. Although this fire was not in our leased space, nor was the fire caused by the Company or any of its related parties, our facility was exposed to and incurred smoke and water damage. The company that had the fire is not a related party. Innovative has adequate insurance coverage that covers replacement cost of the facilities’ contents which includes inventory and leasehold improvements, in addition to business interruption insurance which covers lost profits based on certain coverage formulas and policy limits. As of December 31, 2002 through the date of this filing ( February 12, 2003) the final financial assessment has not been made by our insurance company. The Company has a $5,000 deductible for each policy, or $10,000 in total for both policies, that the Company believes will also be able to recoup the since the claim has been assessed by our insurance company as subrogatable against the other non-related company who is at fault.

As of December 31, 2002, included within accounts receivable-other, the Company has recorded amounts due from the Company’s insurance company that are quantifiable and measurable at this time, in the amount of $233,000 comprised of amounts due and approved for leasehold improvement and inventory replacement cost. The Company has written off the net book value of leasehold improvements of approximately $97,000 in addition to inventory with a FIFO carrying cost of approximately $169,000. The replacement cost coverage of both the leasehold improvements and the inventory coverage exceeds the net book value written off. Directly related to the $233,000 included in the accounts receivable,other, for the three and nine months ended December 31, 2002, amounts recorded in other income/(expense), net, included approximately $240,000 and $460,000, respectively.

Three Months Ended December 31, 2002 Compared To Three Months Ended December 31, 2001

Revenues. Total revenues increased approximately $1,532,000, or 87.6%, to approximately $3,280,000 for the three months ended December 31, 2002, as compared to approximately $1,749,000 for the three months ended December 31, 2001. Pharmacy benefit management revenues increased approximately $374,000, or 71.7%, to approximately $895,000 for the three months ended December 31, 2002, as compared to $522,000 for the three months ended December 31, 2001. Pharmacy benefit management revenues increased for the three months ended December 31, 2002 solely due to the increase of participating plan members in the current period as compared to the three-month corresponding period in 2001. Distribution revenues increased approximately $106,000 to approximately $269,000 for the three months ended December 31, 2002, as compared to approximately $163,000 for the three months ended December 31, 2001. Distribution revenues increased due to the additional product line, Thermo Fuel ZXE, that was not present in the corresponding quarter in 2001. Manufacturing revenues increased approximately $1,052,000, or 98.9%, to approximately $2,116,000 for the three months ended December 31, 2002, as compared to approximately $1,064,000 for the corresponding period. Increases in manufacturing segment revenues was primarily caused by the increases in customer base and related volume of recurring and new customer orders as partially offset by the absence of revenues that would have been generated by our manufacturing facility that was damaged by the fire that occurred August 27, 2002. This facility was back in operation during the quarter ended March 31, 2003.

Gross profit. Total gross profit increased approximately $394,000, or 96.2%, to approximately $804,000 for the three months ended December 31, 2002, as compared to approximately $410,000 for the three months ended December 31, 2001. Total gross margins increased from 23.4% for the three months ended December 31, 2001, to 24.5% for the three months ended December 31, 2002. Pharmacy benefit management gross profits increased approximately $4,000, or 4.8%, to approximately $89,000 for the three months ended December 31, 2002, as compared to $85,000 for the three months ended December 31, 2001. Pharmacy benefit management gross margin decreased to 9.9% for the three months ended December 31, 2002 as compared to 16.2% for the three months ended December 31, 2001. Although gross profits increased as caused by higher sales volumes, margins decreased as higher net claims dollars were incurred and paid per member as compared to the corresponding three-month period. Distribution gross profit decreased approximately $29,000, to approximately $80,000 for the three months ended December 31, 2002, as compared to $109,000 for the three months ended December 31, 2001. Distribution gross margin decreased to 29.6% for the three months ended December 31, 2002. Although revenues increased as compared to the 2001 corresponding period, gross profits decreased based on the addition of the new product line, Thermo Fuel ZXE, which incurred product-related, start-up costs in its initial production run. Manufacturing gross profit increased approximately $419,000, or 193.1%, to approximately $636,000 for the three months ended December 31, 2002, as compared to approximately $217,000 in the corresponding three-month period in 2001. For the three months ended December 31, 2002, manufacturing gross margin increased to 29.2%, from 20.4% in the corresponding three-month period in 2001. The increases in profits and margins are primarily attributable to a current change in our contract manufacturing sales portfolio that is yielding a higher gross margin in addition to increases as caused by increased sales volume as partially offset by an absence of gross margins derived from sales generated from our manufacturing facility that was damaged by the fire that occurred August 27, 2002.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of advertising and promotional expenses; insurance costs, personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and leasehold amortization expense. Selling, general and administrative expenses increased approximately $70,000, or 8.6%, to approximately $886,000 for the three months ended December 31, 2002, as compared to approximately $816,000 in the corresponding period. The increase is primarily attributable to rising insurance expenses in addition to increases in advertising and promotional expenses associated with our distribution segment, rents, as well as payroll expenses and costs associated with fringe benefits to support our distribution, manufacturing and pharmacy benefit management growth. As a percentage of sales, selling, general and administrative expenses decreased to 27.0% for the three months ended December 31, 2002 from 46.6% in the corresponding three-month period in 2001.

Interest income (expense), net. Interest expense, net of interest income, decreased approximately $7,000 to approximately $(22,000) for the three months ended December 31, 2002, from approximately $(29,000) for the three months ended December 31, 2001. The decrease in net interest expense is primarily attributable to the decline in interest rates in addition to a continued decline in total obligations outstanding.

Nine Months Ended December 31, 2002 Compared To Nine Months Ended December 31, 2001

Revenues. Total revenues increased approximately $5,732,000, or 109.4%, to approximately $10,970,000 for the nine months ended December 31, 2002, as compared to approximately $5,238,000 for the nine months ended December 31, 2001. Pharmacy benefit management revenues increased approximately $1,064,000, or 86.0%, to approximately $2,301,000 for the nine months ended December 31, 2002, as compared to $1,237,000 for the nine months ended December 31, 2001. Pharmacy benefit management revenues increased for the nine months ended December 31, 2002 solely due to the increase of participating plan members in the current period as compared to the nine-month corresponding period in 2001. Distribution revenues increased approximately $778,000 to approximately $1,011,000 for the nine months ended December 31, 2002, as compared to $233,000 for the nine months ended December 31, 2001. Distribution revenues increased due to the introduction of our new product line in September 2002, Thermo Fuel ZXE. Manufacturing revenues increased approximately $3,890,000, or 103.2%, to approximately $7,658,000 for the nine months ended December 31, 2002, as compared to approximately $3,768,000 for the corresponding period. Increases in manufacturing segment revenues was primarily caused by the increases in customer base and related volume of recurring and new customer orders as partially offset by the absence of revenues generated from our manufacturing facility that was damaged by fire on August 27, 2002. This facility went back in production during the quarter ended March 31, 2003.

Gross profit. Total gross profit increased approximately $1,915,000, or 168.7%, to approximately $3,050,000 for the nine months ended December 31, 2002, as compared to approximately $1,135,000 for the nine months ended December 31, 2001. Total gross margins increased from 21.7% for the nine months ended December 31, 2001, to 27.8% for the nine months ended December 31, 2002. Pharmacy benefit management gross profits increased approximately $61,000, or 27.4%, to approximately $285,000 for the nine months ended December 31, 2002, as compared to $224,000 for the nine months ended December 31, 2001. Pharmacy benefit management gross margin decreased to 12.4% for the nine months ended December 31, 2002 as compared to 18.1% for the nine months ended December 31, 2001. Although gross profits increased as caused by higher sales volumes, margins decreased as higher net claims dollars were incurred and paid per member as compared to the corresponding nine-month period. Distribution gross profit increased approximately $243,000 to approximately $347,000 for the nine months ended December 31, 2002, as compared to approximately $104,000 for the nine months ended December 31, 2001. Distribution gross margin decreased to 34.4% for the nine months ended December 31, 2002 as compared to 44.8% for the corresponding 2001 nine month period. Although gross profits increased as caused by higher sales volumes based on the addition of the new product line, gross margins decreased due to product-related start up costs. Manufacturing gross profit increased approximately $1,610,000, or 199.6%, to approximately $2,417,000 for the nine months ended December 31, 2002, as compared to approximately $807,000 in the corresponding nine-month period in 2001. For the nine months ended December 31, 2002, manufacturing gross margin increased to 31.6%, from 21.4% in the corresponding nine-month period in 2001. The increases in profits and margins are primarily attributable to a current change in our contract manufacturing sales portfolio that is yielding a higher gross margin in addition to increases as caused by increased sales volume.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of advertising and promotional expenses; insurance costs, personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and leasehold amortization expense. Selling, general and administrative expenses increased approximately $297,000, or 12.9%, to approximately $2,597,000 for the nine months ended December 31, 2002, as compared to approximately $2,300,000 in the corresponding period. The increase is primarily attributable to rising insurance expenses in addition to increases in advertising and promotional expenses associated with our distribution segment, rents, as well as payroll expenses and costs associated with fringe benefits to support our distribution, manufacturing and pharmacy benefit management growth. As a percentage of sales, selling, general and administrative expenses decreased to 23.7% for the nine months ended December 31, 2002 from 43.9% in the corresponding nine-month period in 2001.

Interest income (expense), net. Interest expense, net of interest income, increased approximately $10,000 to approximately $(60,000) for the nine months ended December 31, 2002, from approximately $(50,000) for the nine months ended December 31, 2001. The increase in net interest expense is primarily attributable to the decline in interest income earned based on both declining interest rates in addition to a decline in available interest-bearing funds that partially offsets interest expense incurred on declining obligation balances outstanding.

Income taxes. As of the fiscal year ended March 31, 2002, the Company had a net operating loss carryforward of approximately $1.5 million in addition to a net deferred income tax asset and valuation allowance of approximately $330,000, which primarily represented the potential future tax benefit associated with its operating losses through the fiscal year ended March 31, 2002. Management evaluated several factors including the scheduled reversal of the temporary timing differences, the Company’s actual profitability for the nine months ended December 31, 2002, along with the Company’s future projected earnings and believes such information indicates that the Company will be able to generate sufficient taxable income to utilize the net current deferred tax asset. Based on management’s analysis, the Company recognized $147,900 net deferred tax asset and related net deferred income tax benefit as of and for the nine months ended December 31, 2002. As of December 31, 2002, management continues to believe that it is more likely than not that the Company will be able to generate sufficient taxable income to utilize this deferred income tax asset.

Financial Condition, Liquidity and Capital Resources

The Company has financed its operations through available borrowings under its credit line facilities and from cash provided by operations. The Company had working capital of approximately $2,878,000 at December 31, 2002, inclusive of current portion of long-term obligations and credit facilities, as compared to working capital of approximately $2,529,000 at March 31, 2002. The increase in working capital is primarily attributable to collection on accounts receivable, the increased turns on inventories and the continued payments on current obligations outstanding. All of which is inline with the Company’s business plans.

Net cash provided by operating activities was approximately $273,000 for the nine months ended December 31, 2002, as compared to net cash used in operating activities of approximately $(1,271,000) for the nine months ended December 31, 2001. Cash provided is primarily attributable to net income of $1,002,000 as adjusted by depreciation of approximately $281,000, a decrease in trade accounts receivable of approximately $209,000 based on customer remittances received on customer accounts outstanding, accrued expenses increased approximately $54,000 all of which is partially offset by an approximate $233,000 increase in accounts receivable, other which represents that measurable and estimatable amounts due from our insurance company due to losses sustained in the August 27, 2002 fire, an increase in inventory of approximately $110,000 as caused by the netting of two offsetting amounts comprised of write-off of the carrying value of the inventory destroyed in the fire on August 27, 2002 of approximately $170,000 as offset by inventory purchases of approximately $280,000, an increase of $270,000 in prepaid expenses as caused by the annual renewal of the Company’s general, product, directors and officers, and health insurance policies, decreases in accounts payable of approximately

$121,000 based on net payments made by the Company on vendor and supplier accounts outstanding, an approximate $386, 000 increase in due from affiliates, net based on the normal sales consummated with our affiliates and an increase in the net deferred income tax asset of approximately $148,000.

Net cash used in investing activities of approximately $(65,000) results from proceeds received from the insured disposal of the net carrying value of leasehold improvements damaged in the August 27, 2002 fire of approximately $121,000 all of which was offset by approximately $186,000 of purchases of equipment used in manufacturing and corporate activities.

Net cash used in financing activities was approximately $(324,000) for the nine months ended December 31, 2002 representing proceeds from a draw on the distribution segments credit line of $75,000 and of $284,000 as related to the financing of our insurance policies all of which is offset by payments on long-term obligations of approximately $313,000 and payments related to the redemption of 27,500 shares of $10 face value preferred stock of $275,000 in addition to preferred dividend payments of approximately $94,000. The decline in the preferred stock dividends paid in the current period as compared to the prior period is solely due to the decline in the number of preferred shares outstanding. The redemption of the preferred stock and the payment of the preferred stock dividends is a related party activity.

During December 2002, the Company closed on our increased line of credit (the “line”) for our manufacturing segment. This line was increased from $650,000 to $900,000 in addition to a reduction in the amount of the certificate of deposit cross-collateralizing both the distribution and manufacturing lines from $650,000 to $300,000. As of December 31, 2002, $25,000 remained available on the distribution line with approximately $250,000 available on the manufacturing line.

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

(a) Exhibits.

Exhibit 99.1 Certification Pursuant to 18 U. S. C. Section 1350

(b) Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the applicable period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Companies, Inc.

Date: February 12, 2003	By:	/s/ Mihir K.Taneja
Mihir K. Taneja Chief Executive Officer, Secretary and Director

Date: February 12, 2003	By:	/s/ Carol Dore-Falcone
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

Dated:	February 12, 2003	By:	/s/ Mihir K. Taneja
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

Dated:	February 12, 2003	By:	/s/ Carol Dore-Falcone
Carol Dore-Falcone Vice President and Chief Financial Officer