Form 10KSB
period 2003-03-31
INNOVATIVE COS INC
filed 2003-06-30
CIK 1098315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-16185

INNOVATIVE COMPANIES, INC.

(Exact name of small business issuer in its charter)

State of Florida	59-2600232
(State of or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6950 Bryan Dairy Road, Largo, Florida	33777
(Address of Principal Executive Officers)	(Zip Code)

Issuer’s telephone number: (727) 544-8866

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Capital Stock

(Title of Class)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Issuer’s revenues for its most recent fiscal year were $14,731,514.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 26, 2003 was $10,682,358. Number of shares outstanding of the Issuer’s common stock at $.01 par value as of June 24, 2003 was 7,727,634 (exclusive of Treasury Shares).

Documents Incorporated by Reference:

Reference is made in Part III of this Report to the Company’s Registration Statement, filing Number 333-92849, filed with the SEC on December 14, 1999, which is hereby incorporated by reference, and amendments No. 1-5 thereto as filed dated May 11, 2000, June 28, 2000, July 25, 2000, September 18, 2000, and October 19, 2000, respectively.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

CAUTIONARY STATEMENTS

Certain oral statements made by management from time to time and certain statements contained in press releases and periodic reports issued by Innovative Companies, Inc. (the “Company”), as well as those contained herein, that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934 and, because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements, including those in Management’s Discussion and Analysis, are statements regarding the intent, belief or current expectations, estimates or projections of the Company, its Directors or its Officers about the Company and the industry in which it operates, and are based on assumptions made by management. Forward-looking statements include without limitation statements regarding: (a) the Company’s growth and business expansion, including future acquisitions; (b) the Company’s financing plans; (c) trends affecting the Company’s financial condition or results of operations; (d) the Company’s ability to continue to control costs and to meet its liquidity and other financing needs; (e) the declaration and payment of dividends; (f) the Company’s use of proceeds from their initial public offering, and (g) the Company’s ability to respond to changes in customer demand and regulations. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that the anticipated results will occur. When issued in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements.

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) changes in the regulatory and general economic environment related to the health care and nutraceutical industry; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost and expenses, such as increased competition, lack of qualified marketing, management or other personnel, and increased labor and inventory costs; (iv) changes in technology or customer requirements, which could render the Company’s technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales and (vi) its customers’ willingness to accept its Internet platform in the future. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings “Business,” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-KSB as of and for the year ended March 31, 2003. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

History

We were incorporated as Energy Factors, Inc., a Florida corporation, in 1985. In August 1998 we changed our name to Innovative Health Products, Inc., in February 2000 we changed our name to Go2Pharmacy.com, Inc., and in September 2000 we changed our name to Go2Pharmacy, Inc., in anticipation of our merger with the Delaware corporation Go2Pharmacy.com, Inc. Our merger with Go2Pharmacy.com, Inc. was effected simultaneously with the successful completion of our initial public offering during November 2000. Effective September 6, 2002, we changed our name to Innovative Companies, Inc. We continue to conduct nutritional and herbal supplement product line manufacturing business under the name Innovative Health Products, Inc.

Business Overview

At Innovative Companies, Inc., we manufacture, package and ship high-quality private label dietary supplements, over-the-counter drugs, and health and beauty care products for companies worldwide under two of our Florida-incorporated companies, Innovative Health Products, Inc. and Belcher Pharmaceuticals, Inc. Belcher

Pharmaceuticals is our FDA-registered, over-the-counter (“OTC”), manufacturing company. As a private-label contract manufacturer, we develop and manufacture for ourselves, and our customers, dietary supplements and health and beauty care products for distribution through various outlets. During fiscal 2003, Belcher has also begun the initial steps in becoming a generic drug manufacture and distribution facility. Through Breakthrough Engineered Nutrition, Inc., we distribute two of our own product lines; Lean Protein, a three SKU, high protein zero and low carbohydrate foods line, and Thermo ZXE, a five SKU energy drink line. Go2PBM Services, Inc, a Florida corporation, is our pharmacy benefit management company that manages multiple health care plan members and their related pharmacy claims.

Our manufacturing customers include mass marketing companies, network marketing, distributors and direct sales companies. We manufacture, package and ship these products from our two facilities located in Largo, Florida. In addition to our private label business, we develop, manufacture and distribute our own branded dietary supplements and health and beauty care products. Some of our branded products include “Nutrisure” meal replacement powder, “Physician’s Pharmaceuticals” dietary supplement product line, and “Arth-Aid” roll-on and cream for arthritis. We distribute these products to retail consumers, marketing companies, wholesalers and retailers, including independent pharmacies, regional and national chain drug stores, direct mail companies, mass merchandisers, deep discounters and brokers. We are currently forming strategic alliances with health maintenance organizations, insurance companies, retail chains, and other health related associations to attract new customers.

In April 2000, we formed a wholly-owned distribution subsidiary named Breakthrough Engineered Nutrition, Inc., a Florida corporation, for the purpose of marketing and distributing our own branded product line, “Lean Protein.” Products introduced under this product line include, “Lean Protein Chips,” a zero carbohydrate, high protein snack chip, “Lean Protein Bites” which we believe is a “one-of-a-kind” high protein, low carbohydrate, sweet and crunchy snack food that is offered in three flavors. Further targeted to the sports and fitness markets, is our energy beverage line, Thermo ZXE, designed to provide energy that we believe assists in improving performance during workouts. We have an established and growing network of over 40 distributors strategically located across the United States and Canada. Our product lines are sold in national as well as local grocery chains, convenience stores, health food stores and gyms.

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

In September 2002, we incorporated two wholly-owned distribution companies, IHP Marketing, Inc. and Breakthrough Marketing, Inc., for the purpose of marketing and distributing additional proprietary brands to the public in the future.

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

During the fiscal year ended March 31, 2003, we have begun the initial, yet critical, steps in becoming a generic drug manufacturer and distributor. Numerous licensures have been applied for, our regulatory and laboratory departments have been improved and financial resources have been strategically planned as we intend to achieve these goals in various stages during the fiscal years ending 2004 through 2006. Currently, we are working on the development of generic and other over-the-counter drugs in tablet form. We have upgraded the laboratory to handle all of our development work. Additional analytical and other lab equipment have been added to conduct the required analysis of the active pharmaceutical ingredients. We are currently generating data for NDA and ANDA work on certain drug products. Formulation work and stability studies are currently underway on three other drug products. Our Regulatory Affairs department is preparing the necessary documentation for the FDA and the other regulatory agencies. The research, development, stability testing, clinical testing and FDA review process leading to approval takes approximately 12 – 24 months for each product. Some of the products require no review or very little laboratory testing and hence may take less than one year. The current strategy is to work on drug products that can be brought to market at an even pace, as we believe this approach allows for immediate revenue generation and provides for a possible future, continuous revenue generation stream.

We are continuing to develop our sales and marketing strategies to build our recognition among national grocery and drug chains, long-term care facilities and other health product consumer organizations, while building brand awareness of our branded and other proprietary products as well as our private label capabilities. We have developed several proprietary products that are currently being sold nationally to our target markets. We believe that we have created a solid platform to continue to achieve these goals.

For Lean Protein and Thermo ZXE, our current branded product lines that we distribute, we plan on further developing and expanding these lines into other flavors and forms of our unique high protein low carbohydrate foods and energy products. In addition, our third product line is estimated to be introduced summer 2003. We market our product lines using our own telemarketing efforts as well as utilizing brokers to increase the awareness and availability of our offerings and capabilities.

By merging with the Delaware corporation Go2Pharmacy.com, Inc. in November 2000, we have entered into an agreement to provide our pharmacy benefit management services to a New York State health maintenance organization. We have entered into a contract with CarePlus, to provide pharmacy benefit management services to its members through two of their health plans, through our wholly-owned subsidiary, Go2PBM Services, Inc. In addition, the agreement allows us to be the organization’s exclusive private label over-the-counter supplier of healthcare and healthcare related products.

We intend to provide over-the-counter drugs, and health and beauty care products directly to nursing homes, assisted living facilities, and personal care residences across the country. We plan to develop these outlets to become a premier provider of nutritional, over-the-counter and other related products for institutional and long-term care facilities seeking high quality competitively-priced products.

Through the development of our private label, branded, generic drug and over-the-counter manufacturing, distribution and pharmacy benefit management efforts, we intend to provide wholesale and institutional customers with an efficient source for their nutritional, over-the-counter and other pharmacy-related product needs. By vertically integrating our core business operations, we believe we have, and will continue, to achieve increased brand recognition and exposure, ancillary product and service revenues, and will be able to provide competitively priced products, quick turn around on our manufactured and distributed products in addition to maintaining overall superior customer service.

Private Label Products-Manufacturing

Sales of our manufactured private label products accounted for approximately 71.6% of our total consolidated revenues for the year ended March 31, 2002 and 67.9% for the year ended March 31, 2003. We currently manufacture products for over 400 private label customers in 47 states in the United States and ship to several countries internationally. Our private label business has a widely distributed revenue base. For the year ended March 31, 2002, we had sales of 5% or more of total consolidated revenues to three of our private label customers, each of which accounted for 22.8%, 16.6% and 7.4% of total consolidated revenues none of which were sales to affiliated customers. For the year ended March 31, 2003, we had sales of 5% or more of total consolidated revenues to one of our private label customers, of which accounted for 29.1% of total consolidated revenues none of which were sales to affiliated customers. For the year ended March 31, 2002 and 2003, we did not have sales of 5% or more of total consolidated revenues to any company that is a party to an exclusive manufacturing agreement with us.

Branded Products-Manufacturing

To date, sales of our branded products have not accounted for a significant portion of our revenues. We intend to employ additional marketing efforts on the sale of our branded products, which we believe will yield higher profit margins than our private label products. In addition to the branded products listed below, we also have approximately 12 other branded products, and intend to develop additional branded products. Some of our branded products include:

•	“Nutrisure™”—a meal replacement powder mix with nutritious proteins, medium chain triglycerides and antioxidants that conforms with diabetic diet requirements;

•	“Physicians’ Pharmaceuticals™”—a proprietary line of dietary supplements which includes vitamins, minerals and herbal supplements; and

•	“Arth-Aid™”—an arthritis cream in an easy-to-use roll-on form designed to relieve arthritic pain, and is formulated with capsaicin and functional botanicals.

Manufacturing

Our primary manufacturing facility is located in 33,222 square feet of leased space in Largo, Florida. We use this location for our executive offices and for the manufacturing, packaging and warehousing of products, laboratory services, research and development, marketing and final distribution. Our manufacturing facilities at this site utilize high-speed encapsulating, tableting, packaging and other production line equipment. The facility is large enough to handle bulk orders, but versatile enough to provide quick response to customer needs. This site also houses our graphic arts department, which assists us and our customers’ print layout and graphic needs.

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

Branded Products-Distribution

Sales of our distributed product line, Lean Protein, accounted for approximately 7.1% of our total consolidated revenues for the year ended March 31, 2002 and accounted for approximately 9.3% of consolidated revenues for the year ended March 31, 2003. We currently distribute our products under our product line, “Lean Protein” to over 40 distributors in 20 states in the United States and Canada. Our distribution product line has a widely distributed revenue base whereas for the year ended March 31, 2002 and 2003, no one customer accounted for more than 5% of total consolidated revenues. For the fiscal year ended March 31, 2002, 100% of our distribution revenues were derived from our Lean Protein Bites product line as compared to the fiscal year ended March 31, 2003, where 76.4% of the total distribution revenues were derived from our Lean Protein Bites product line with 23.6% of the total being derived from our Thermo ZXE, energy product line. For the fiscal year ended March 31, 2003, 25,890 cases of Lean Protein Bites were sold as compared to fiscal year ended March 31, 2002 where 20,197 cases were sold. For our Thermo ZXE line, 17,106 cases were sold for the year ended March 31, 2003 noting that the product’s market entrance was September 2002.

Pharmacy Benefit Management

Sales generated from our pharmacy benefit management subsidiary accounted for approximately 21.3% of our total consolidated revenues for the year ended March 31, 2002 and accounted for 22.8% of consolidated revenues for the year ended March 31, 2003. 100% of the Company’s pharmacy benefit management revenues are derived from an affiliate of the Company.

Research and Development

Our research and development department develops new concepts and formulations for our customers’ private label products as well as our own branded products. Dr. Sekharam, our President, provides guidance and direction for our research and development team in product development. Our lab chemists perform product development, product improvement, process development through to the last-minute fine-tuning of products and processes while our technical staff prepares cost estimates and samples based on those formulations. Prior to the final manufacture of our products, this team also prepares documentation of operational procedures performed and documentation of pilot testing programs. Finally, our research and development regulatory staff personnel prepare product information documenting label requirements. Historically, our expenditures for research and development have not been material, relative to our overall operating expenses.

Our research and development laboratory is equipped with modern laboratory test equipment, including high pressure liquid chromatography, atomic absorption spectroscopy, as well as instruments to test different parameters like pH, viscosity, moisture, gradient sizing, ash, melting point, refractive index, tablet hardness, dissolution and disintegration. We also have a full-fledged micro lab to test samples for microbiological loads including yeast, bacteria and fungi. The laboratory has stability chambers to test both the long-term and the accelerated shelf life of products. Our laboratory is well equipped to handle all aspects of generic drug development. We believe that our laboratory facilities are in compliance with all applicable environmental regulations.

Our product development team works closely with customers to identify their own strengths as well as understand their needs to create products with value adding features. As our development response time is critical to capitalizing on consumer trends and preferences, we focus on meeting end-user needs as quickly as possible. For example, our touch-free arthritis relief roll-on was specially designed for customers reporting finger irritation due to the product’s active ingredients. We believe that this type of flexibility and attention to customer needs results in more valuable and marketable products.

Marketing and Sales

Our marketing and promotion strategy is targeted toward stimulating demand for our products and service capabilities and by increasing our brand awareness. We currently employ a traditional in-house sales force that markets our branded and private label products directly to wholesale and institutional customers. We also utilize product promotions and print media to reach new customers in targeted markets. We intend to increase these efforts significantly in the areas of direct sales, telesales, and traditional and online advertising.

We plan to hire additional marketing representatives to contact prospective customers needing our private-label manufacturing services, self-insured employers, health maintenance organizations, and other health benefit provider associations to market our manufacturing capabilities and pharmacy benefit management services in addition to pursuing contractual arrangements with pharmacies related to our future generic drug manufacturing and distribution. We also intend to expand our sales force to initiate direct and regular contact with our customer’s key personnel, to inform them of new product developments and industry trends, aid them in the design of store displays and create merchandising programs that promote our manufacturing capabilities and our branded products.

We intend to increase telesales by hiring an in-house telesales group to prospect for customers for our branded products that we distribute. We have increased our advertising efforts by implementing online sales and marketing techniques to increase brand awareness and direct traffic to our web sites, www.leanprotein.com and onlineihp.com. This includes purchasing banner advertising on search engine web sites and Internet directories, as well as direct links from health related web sites. We feel that these efforts are and will continue to compliment our existing and future strategic agreements and traditional advertising efforts.

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

Our manufacturing revenues are generated by fulfilling sales orders received from our customers within an average turn-around time ranging from 30-60 days. Consequently, we experience a backlog for future revenues at all times. As of March 31, 2002 and 2003, we had approximately $1,179,000 and $1,300,000, respectively, in backlog manufacturing sales orders.

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

We intend to target health maintenance organizations, insurance companies and corporate health unions to provide pharmacy benefit management services to their members. Simultaneous with the merger in November 2000, we entered into a five year agreement to provide pharmacy benefit management services to Care Plus Health Plan, a Medicaid health maintenance organization located in New York. Pursuant to the agreement, we are administering pharmacy benefit management services to approximately 60% of CarePlus’ membership. We intend to develop a nationwide network of local and regional pharmacy chains that will service our pharmacy benefit management members’ non-maintenance prescription needs. We intend to expand our market pharmacy benefit management services to self-insured employers, health maintenance organizations, and other large service organizations.

We currently manufacture several of our own branded products, some of which are currently being sold to nursing homes. We plan to market these products through major business to business Internet sites and by advertising in trade journals and through traditional media. The sale of these products is expected to offer significant brand awareness within the long-term care facility industry. We intend to increase marketing of our branded products to institutional markets, health food stores, mass market retailers, and directly to consumers. We plan to increase our sales force to achieve market penetration into targeted geographical areas. Some of the sales personnel we expect to hire will devote a substantial portion of their time enhancing relationships with our customers’ key personnel, informing them of new product developments and industry trends, and aiding them in designing store displays and merchandising programs for our branded products. We also intend to employ additional financial resources to implement media kits and increase our newsprint advertising, our national print media, and our direct mail marketing efforts. As a manufacturer, we have the facilities, equipment, manufacturing capacity, skilled work force and industry experience to control product processing and minimize product cost from order inception to distribution of finished products to our customers.

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

We believe that the health care, pharmaceutical and dietary supplement industries are fragmented and currently offer attractive acquisition opportunities. We intend to pursue acquisition opportunities that will broaden our product lines, provide efficiencies in manufacturing through economies of scale, broaden our customer base, complement our existing businesses and further our overall strategic business goals. However, we have no current plans, arrangements or agreements for any acquisitions.

Employees

As of March 31, 2003, we had 68 employees. Of these employees, four were engaged in marketing and sales, 54 were devoted to production, laboratory and distribution and ten were responsible for management and administration. None of our employees are covered by a collective bargaining agreement. We believe we have good relations with our employees. Employees are permitted to participate in employee benefit plans of the Company that may be in effect from time to time, to the extent eligible, and employees may be entitled to receive an annual bonus as determined at the sole discretion of the Company’s Board of Directors based on the Board’s evaluation of the employee’s performance and the financial performance of the Company.

Principal Suppliers

We obtain all of the raw materials for the manufacture of our products from third party suppliers primarily located within the United States. We do not have contracts with any of our suppliers to provide adequate materials required for our product manufacturing.

Competition

The manufacturing, wholesale, retail and distribution industries in which we operate are highly competitive. Numerous companies, many of which have greater size, financial, personnel, distribution and other resources than us, compete with us in our development, manufacture, distribution, wholesaling and retailing businesses. The Nutrition Business Journal estimates that there are 935 manufacturers and branded marketers of dietary supplements in the United States, as subcategorized into three revenue categories, (1) companies with annual revenues of less than $20 million, (2) companies with annual revenues of $20 million to $99 million and (3) companies with annual revenues of over $100 million. The Nutrition Business Journal’s 2001 database includes within subcategory (3), 18 companies with over $100 million in revenues, which represent 58% of the dietary supplement market as compared to the range in which our Company operates in, subcategory (1), whereas we are among 863 which compromises only 16% of the market. Our branded products face substantial competition from broad line manufacturers, large private label manufacturers, and more recently from large pharmaceutical companies. Increased competition from companies with greater financial, manufacturing, distribution and marketing capabilities than our own could have a materially adverse affect on our operations. We compete on the basis of product quality, cost and customer service. Our branded products’ success depends primarily on our increasing brand recognition across multiple distribution channels, our ability to quickly develop, advertise, market and promote new and existing products with high quality and value, and our efficient distribution of these products. Our competitors include:

•	chain drug stores, such as CVS and Walgreen’s;

•	prescription benefit managers, such as Express Scripts;

•	warehouse clubs, such as BJ’s and Costco;

•	mail order pharmacies;

•	major department stores, such as Macy’s and Nordstrom; and

•	health, beauty salons, spas and

•	Internet portals with shopping services, such as Yahoo!, Excite, and America Online.

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

Trademarks and Intellectual Property

We utilize the federally registered trademarks Lean Protein™, Nutrisure™, Physician Pharmaceutical™  12-and Arth-Aid™. The Company, as assisted by our president, Dr. Kotha Sekharam, also filed for three additional patents for products already in the market with ‘patent pending’ status. We also utilize the registered domain names leanprotein.com, ihp-inc.com, and onlineihp.com. We believe that protecting our trademarks and registered domain names is crucial to our business strategy of building strong brand name recognition and that such trademarks have significant value in the marketing of our products. Our policy is to pursue registrations of all the trademarks associated with our key products. We rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights generally are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States. Furthermore, the protection available, if any, in foreign jurisdictions may not be as extensive as the protection available to us in the United States. Although we seek to ensure that we do not infringe upon the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against us. Any infringement claims by third parties against us may have a materially adverse affect on our business, financial condition, results of operations and cash flows.

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

Dietary supplements, health and beauty care products, generic drugs, over-the-counter drugs, and consumer products business is subject to significant government regulation. These products are regulated by the Food and Drug Administration, Federal Trade Commission, Consumer Product Safety Commission, as well as other state and federal regulatory entities. While we use our best efforts to adhere to the regulatory and licensing requirements, as well as any other requirements affecting our products, compliance with these often requires subjective legislative interpretation. Consequently, we cannot assure that our compliance efforts will be deemed sufficient by regulatory agencies and commissions enforcing these requirements. Violation of these regulations may result in civil and criminal penalties, which could materially and adversely affect our operations. Recent events have suggested that the regulatory requirements governing our industry may expand in the near future.

Our manufacture of dietary supplements is subject to significant labeling regulation. Labeling claims are governed by the Food and Drug Administration, the Federal Food, Drug and Cosmetic Act, and the recent Dietary Supplement Health and Education Act of 1994. Our manufacture of over-the-counter drugs must comply with all Food and Drug Administration guidelines and Food and Drug Administration enforced Good Manufacturing Practices regulations for those products as set forth in official monographs of the United States Pharmacoepia and other applicable laws enforced by the Food and Drug Administration. These include manufacturing and product information, such as claims in a product’s labeling, package inserts, and accompanying literature. The Dietary Supplement Health and Education Act of 1994 guidelines permit certain dietary supplement labeling claims without prior authorization by the Food and Drug Administration, provided that the manufacturer has substantiation for the claims and complies with certain notification and disclaimer requirements. The legislation gives dietary supplement manufacturers more freedom to market their products, while providing consumers adequate information for informed decisions on the use of supplements.

Under the Dietary Supplement Health and Education Act of 1994 and previous food labeling laws, supplement manufacturers may use three types of labeling claims, with the approval of the Food and Drug Administration. These claims include nutrient-content claims, disease claims, and nutrition-support claims, which include “structure-function claims.” Nutrient-content claims describe the level of a nutrient in a food or dietary supplement. For example, a supplement containing at least 200 mg of calcium per serving could carry the claim “high in calcium.” Disease claims show a link between a substance and a disease or health-related condition. The Food and Drug Administration authorizes disease claims based on a direct review of scientific evidence or documentation of established diet-to-health links from highly regarded scientific bodies, such as the National Academy of Sciences. For example, it is permissible to advertise a link between calcium and a lower risk of osteoporosis, if the supplement contains sufficient amounts of calcium. Nutrition-support claims describe a link between a nutrient and deficiency diseases that may result from diets lacking the nutrient. For example, the label of a Vitamin C supplement could state that Vitamin C prevents scurvy. When these types of claims are used, the label must mention the prevalence of the nutrient-deficiency disease in the United States. Finally, structure-function claims refer to the supplement’s effect on the body’s structure or function, including its overall effect on a person’s well-being. For example, a structure-function claim could state “antioxidants maintain cell integrity.” Structure-function claims must be accompanied by the disclaimer “This statement has not been evaluated by the Food and Drug Administration.” This product is not intended to diagnose, treat, cure, or prevent any disease. Manufacturers who plan to use a structure-function claim on a particular product must inform the Food and Drug Administration of the use of the claim no later than 30 days after the product is first marketed. The Food and Drug Administration may then advise the manufacturer to change or delete the claim. Claims made for our dietary supplement products may include statements of nutritional support and health and nutrient content. The Food and Drug Administration’s interpretation of what constitutes an acceptable statement of nutritional support may change in the future thereby requiring that we revise our labels. The Food and Drug Administration recently issued a proposed rule on what constitutes permitted structure/function claims as distinguished from prohibited disease claims. Although we believe our product claims comply with the law, depending on the content of the final regulation, we may need to revise our labels.

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

Our advertising of dietary supplement products is also subject to regulation by the Federal Trade Commission under the Federal Trade Commission Act, in addition to state and local regulation. The Federal Trade Commission Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. The Federal Trade Commission Act also provides that the dissemination or the causing to be disseminated of any false advertisement pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice. Under the Federal Trade Commission’s Substantiation Doctrine, an advertiser is required to have a “reasonable basis” for all objective product claims before the claims are made. Failure to adequately substantiate claims may be considered either deceptive or unfair practices. Pursuant to this Federal Trade Commission requirement we are required to have adequate substantiation for all material advertising claims made for our products.

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

Risk Factors

Our Securities May be Delisted from the Nasdaq Stock Market:  On February 3, 2003, we received notification from the NASDAQ Listing Qualifications Department that our common stock has closed below the minimum $1 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4) (the “Rule”). Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), we have been provided 180 calendar days, or until August 4, 2003 to regain compliance. If, at any time prior to August 4, 2003, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, the Company will be provided written notification that compliance has been met. On May 27, 2003, NASDAQ provided written notification that the Company regained compliance with the Rule and that this matter is now closed.

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

Our Insurance Coverage May not be Sufficient to Cover All Risk Exposure:  The Company has maintained its insurance coverages for its directors and officers, general liability insurance, and product liability insurance at levels deemed adequate by the Company’s Board of Directors. The Company can not guarantee that these same levels of insurance, at premiums acceptable to the Company, will be available in the future. As related to product liability insurance, a reduction in coverage or an exclusion for one or more key raw materials, may adversely affect our ability to continue our business as currently conducted. In addition, a loss of one or more of any of these insurance policies, or a claim-related loss in excess of insured limits will adversely affect our ability to continue our business as currently conducted.

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

ITEM 2.    DESCRIPTION OF PROPERTY

Our primary manufacturing facility is located in 33,222 square feet of leased space in Largo, Florida. We use this location as our corporate offices, for Innovative Health Products’ manufacturing, research, development, packaging and warehousing of our products and for Breakthrough Engineered Nutrition’s administrative and sales office. We lease this facility from an affiliate, Dynamic Health Products, Inc, pursuant to a ten year triple-net lease that expires on September 30, 2009, currently at a monthly rental of approximately $17,000, subject to annual inflationary adjustments.

Our second manufacturing facility is located in 10,000 square feet of leased space in Largo, Florida. Belcher Pharmaceuticals uses this facility for the manufacture and packaging of over-the-counter products. This facility is registered with the United States Food and Drug Administration. We lease this facility from an unrelated third party pursuant to a five year lease currently at a monthly rental of approximately $5,500 subject to annual inflationary adjustments.

ITEM 3.    LEGAL PROCEEDINGS

On April 11, 2003 the company filed a lawsuit against Joseph Zappala, a member of the company’s Board of Directors in the Sixth Judicial Circuit in and for Pinellas County, Florida. The lawsuit seeks to rescind a purported agreement between the company and Mr. Zappala, breach of a consulting agreement between the company and Mr. Zappala and related claims involving those agreements. Mr. Zappala has denied the material allegations against him and has filed a counterclaim against the Company for breach of the consulting agreement.

From time to time we are subject to litigation incidental to our business including possible product liability claims. Such claims, if successful, could exceed applicable insurance coverage.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market For Securities

The Company’s $.01 par value common stock, is listed on the Nasdaq SmallCap Market under the symbol “GORX” and on the Boston Stock Exchange under the symbol “GORX”. The Company began its initial trading November 14, 2000; its high and low sales prices since that time, by quarter-ended date, are as follows:

	High	Low
December 31, 2000	$7.875	$1.813
March 31, 2001	$4.375	$0.875
June 30, 2001	$3.10	$0.92
September 30, 2001	$2.22	$0.66
December 31, 2001	$2.90	$0.77
March 31, 2002	$1.11	$0.45
June 30, 2002	$1.02	$0.55
September 30, 2002	$1.60	$0.74
December 31, 2002	$1.40	$0.67
March 31, 2003	$1.05	$0.65

As of June 13, 2003, there were approximately 700 stockholders of record according to ADP and our stock transfer agent, Registrar and Transfer Company, Inc. located in Cranford, New Jersey.

Dividend Policy

As of March 31, 2002 and 2003, we have paid $150,000 and $120,031, respectively, in preferred dividends as related to the 10%, $1.5 million face value preferred stock representing 150,000 shares of our series A preferred stock. The Company will pay a quarterly dividend payment calculated at 10% based on the number of preferred shares outstanding for the period to the preferred stockholders until the stock is redeemed.

The board of directors declared a 10% stock dividend to all the Company’s common stockholders of record on March 1, 2003 with the distribution date of March 17, 2003.

We have not paid any cash dividends on our common stock and we currently intend to retain any future earnings to fund the development and growth of our business. Any future determination to pay dividends on our common stock will depend upon our results of operations, financial condition and capital requirements, applicable restrictions under any credit facilities or other contractual arrangements and such other factors deemed relevant by the Company’s board of directors.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The statements contained in this Report that are not historical are forward-looking statements, including statements regarding the Company’s expectations, intentions, beliefs or strategies regarding the future. Forward- looking statements include the Company’s statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements. Additionally, the following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this Report. The discussion is based upon such financial statements which have been prepared in accordance with U.S. Generally Accepted Accounting Principles.

SELECTED QUARTERLY DATA

	Quarter ended: June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	Mar. 31, 2002
Net sales	$1,788,962	$1,700,097	$1,748,764	$3,745,621
Gross profit	$360,033	$369,997	$409,748	$844,728
SGA	$725,092	$758,698	$815,628	$877,661
Net income/(loss) available to common shareholders	$(403,394)	($445,509)	($475,461)	$49,881
Basic and fully diluted earnings (loss) per share	($0.06)	($0.06)	($0.07)	$0.01
Basic and fully diluted weighted average number of common shares outstanding	7,025,000	7,025,000	7,025,000	7,025,000

SELECTED QUARTERLY DATA
	Quarter ended: June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003
Net sales	$4,411,133	$3,253,360	$3,280,372	$3,786,649
Gross profit	$1,263,275	$984,179	$803,739	$967,616
SGA	$838,587	$874,041	$885,832	$1,066,172
Other income/ (expense), net	$8,644	$211,580	$240,485	$248,702
Net income/(loss) available to common shareholders	$375,805	$274,840	$257,206	$122,927
Basic and fully diluted earnings (loss) per share	$0.05	$0.04	$0.04	$0.02
Basic and fully diluted weighted average number of common shares outstanding	7,025,000	7,025,000	7,025,000	7,073,266

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We derive our revenues from developing, manufacturing and wholesaling a wide variety of non-prescription dietary supplements, and health and beauty care products. We also derive revenues from the distribution of our branded product lines, Lean Protein and Thermo ZXE. In addition, we derive revenues from the services provided in connection with pharmacy benefit management. Revenues are billed and recognized as product is produced and shipped, net of discounts, allowances, returns and credits. Service revenues are billed and recognized once the service has been provided.

Cost of goods sold is comprised of direct manufacturing and manufacturing and distribution material product costs, contracted service fees, direct personnel compensation and other statutory benefits and indirect costs relating to labor to support product manufacture, distribution and the warehousing of production and other manufacturing overhead. Research and development expenses that benefit our customers are charged against cost of goods sold as incurred. Selling, general and administrative costs include management and general office salaries, advertising and promotional expenses, depreciation, insurance expenses, legal and accounting costs, sales and marketing and other indirect operating costs.

Interest expense, net consists primarily of interest expense associated with borrowings to finance capital equipment expenditures and other working capital needs as partially offset by interest income earned on our funds held at banks.

Other income (expense) net, consists primarily of amounts received from an insured loss that occurred on August 27, 2002, where a commercial building where one of our manufacturing facilities is located, was involved in a fire. Although this fire was not in our leased space, nor was the fire caused by the Company or any of its related parties, our facility was exposed to and incurred smoke and water damage. The company that had the fire is not a related party. Innovative has adequate insurance coverage that covers replacement cost of the facilities’ contents which includes inventory and leasehold improvements, in addition to business interruption insurance which covers lost profits based on certain coverage formulas and policy limits. As of March 31, 2003, the final financial assessment has not been made by our insurance company.

We have an income tax benefit recorded in the form of a deferred tax asset due to calculations surrounding net operating losses, tax accounting timing differences as defined and projections related to future income. Generally, net operating losses may be carried forward for up to 20 years. Due to our merger with the Delaware corporation Go2Pharmacy.com, Inc. and the change in our ownership structure on November 7, 2000, the utilization of net operating losses may be limited by Internal Revenue Code Section 382.

Upon consummation of the merger of the Florida corporation, Go2Pharmacy, Inc. and the Delaware corporation, Go2Pharmacy.com, Inc. on November 7, 2000, the Company charged $23,625,000 to marketing expense representing the issuance of 3,000,000 shares of the Company’s stock at the initial public offering price of $7.875. This was reflected in the Company’s financial statements as a noncash, nonrecurring marketing expense and was included in the operations of the Company for the year ended March 31, 2001 and is carried forward in subsequent years as a charge within shareholders’ equity.

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for the periods indicated.

	Year Ended March 31,
	2002	2003
Revenues	100.0%	100.0%
Cost of goods sold	77.9	72.7%

Gross profit	22.1%	27.3%

Selling, general and
administrative expenses	35.4%	24.9%

Other income (expense), net	1.4%	4.8%

Income (loss) before income
taxes and preferred dividends	(12.5)%	6.8%

Income tax (expense) / benefit	—	1.0%

Net income (loss)	(14.2)%	7.0%

Fiscal Year Ended March 31, 2003, Compared to Fiscal Year Ended March 31, 2002

Revenues.    Total revenues increased $5,748,070, or 64%, to $14,731,514 for the fiscal year ended March 31, 2003, as compared to $8,983,444 for the fiscal year ended March 31, 2002.

Distribution revenues increased $734,362 or 115.3% to $1,371,327 for the fiscal year ended March 31, 2003, as compared to $636,965 for the fiscal year ended March 31, 2002. This increase primarily results from the increase in units sold of our branded product line Lean Protein Bites, the introduction of our new branded energy beverage line, Thermo ZXE, during September 2002, in addition to the absence of Lean Protein Bites distribution inventory for two months during the fiscal year ended 2002 due to the relocation of manufacturing sites. The Lean Protein Bites product line is comprised of three SKUs, milk chocolate, white chocolate and peanut butter. For the fiscal year ended 2003, 25,890 total cases were sold as compared to the fiscal year ended 2002, where 20,197 total cases were sold. Sales prices vary dependent upon a customer’s individual as well as cumulative purchase volumes. The Thermo ZXE product line is comprised of five SKUs, cranapple, grape, lemonade, fruit punch and tangerine. For the fiscal year ended 2003, 17,106 cases were sold as compared to the fiscal year ended 2002, where no units were sold as the product line was not introduced until September 2002. Sales prices vary dependent upon a customer’s individual as well as aggregate purchase volumes.

Manufacturing revenues increased $3,563,710, or 55.4%, to $9,995,597 for the fiscal year ended March 31, 2003, as compared to $6,431,887 for the corresponding period. The increase was primarily due to net increases in sales volumes due to the expansion of our private-label customer base and related sales order volumes as partially offset by the temporary decline in one of two plant’s manufacturing output due to a fire. The Company’s manufacturing revenues are normally derived from two, full-time operating manufacturing plants. However, during August 2002, the smaller of our two plants was exposed to chemical smoke and water damage directly related to a fire in a nearby tenant’s facility. Therefore, our one facility was not operational from August 27, 2002 through January 15, 2003. The fire was an insured event. Overall, manufacturing capacities have increased and are greater than this year’s production and are greater as compared to the prior year based on continued manufacturing plant improvements that include additions to manufacturing machinery and analytic laboratory equipment. The number of manufacturing personnel was consistent from the 2002 fiscal year to the 2003 fiscal year.

Pharmacy benefit management revenues increased 75.7% or $1,449,998 to $3,364,590 for the fiscal year ended March 31, 2003, as compared to $1,914,592 for the fiscal year ended March 31, 2002. The increase results from the increase in overall membership in the existing health plan in addition to the introduction of a new health plan which has brought increases in membership. Revenue per member remained constant from the 2002 fiscal year to the 2003 fiscal year.

Gross Profit.    Total gross profit increased $2,034,303 or 102.5%, to $4,018,809 for the fiscal year ended March 31, 2003, as compared to $1,984,506 for the fiscal year ended March 31, 2002. Total gross margins increased to 27.3% for the fiscal year ended March 31, 2003 from 22.1% for the fiscal year ended March 31, 2002.

Although distribution gross profits increased 79.1% or $212,349 to $480,803 for the fiscal year ended March 31, 2003, as compared to $268,454 for the fiscal year ended March 31, 2002, distribution gross margins decreased from 42.2% for the fiscal year ended March 31, 2002 to 35.1% for the fiscal year ended March 31, 2002. The increase in gross profits is directly related to increases in sales volumes. The gross margin has declined overall based on the influence of initial product start-up costs for Thermo ZXE which temporarily increased cost of revenue thus decreasing the related gross margin in addition to the increase of free samples distributed for all products in both product lines which raises costs without the associated increase in revenues.

Manufacturing gross profit increased $1,774,397, or 126.8.6%, to approximately $3,174,308 for the fiscal year ended March 31, 2003, as compared to approximately $1,399,911 in the corresponding period in 2002. For the fiscal year ended March 31, 2003 manufacturing gross margin increased to 31.8%, from 21.8% in the corresponding period in 2002. The increase is primarily attributable to a change in our sales portfolio that not only had higher sales unit volumes but improved gross margins as well. For the fiscal year ended March 31, 2003, product costs and related labor dollars have increased in total however, as a percentage of revenue have decreased due to improved management and planning related to labor and productions in addition to improved purchasing practices that have yielded lower costs. Although direct revenue generating cost dollars and overhead dollars in total have increased, through increased units of production based on increased sales, overhead dollars per unit have decreased.

Pharmacy Benefit Management gross profit increased $47,557 to $363,698 for the fiscal year ended March 31, 2003, as compared to $316,141 for the fiscal year ended March 31, 2002. Pharmacy benefit management gross margin was 16.5% for the fiscal year ended March 31, 2002 as compared to 10.8% for the fiscal year ended March 31, 2003. Although gross profits increase due to increases in sales, the decline in the gross margin was primarily due to the introduction of a new health plan product which yields a lower gross margin.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses consist primarily of advertising and promotional expenses; personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation expense. Selling, general and administrative expenses increased $482,012, or 15.2%, to $3,664,632 for the fiscal year ended March 31, 2003, as compared to $3,182,620 in the corresponding period. The increase is primarily attributable to additional advertising and promotional expenses associated with our distribution segment, depreciation, general and product liability insurance, rents and bad debt expense as related to our manufacturing segment, as well as payroll expenses and insurance costs associated with fringe benefits to support our distribution, manufacturing and pharmacy benefit management growth. As a percentage of sales, selling, general and administrative expenses decreased to 24.9% for the fiscal year ended March 31, 2003 from 35.4% in the corresponding period in 2002.

Other Income (Expense), Net.    For the fiscal year ended March 31, 2003, the balance in other income/(expense), net, was $709,411 as compared to $124,045 for the corresponding period. Of the $709,411 for fiscal 2003, approximately $664,038 was recorded due to a fire loss that occurred on August 27, 2002, where a commercial building where one of our manufacturing facilities is located, was exposed to and incurred smoke and water damage. As of March 31, 2003, the final financial assessment has not been made by our insurance company.

Interest Income (Expense), Net.    Interest expense, net of interest income, increased $10,265 to $60,679 for the fiscal year ended March 31, 2003, from $50,414 for the fiscal year ended March 31, 2002. The increase in net interest expense is primarily attributable to increases in net borrowings to fund rising general, product liability and directors and officers insurance costs as partially offset by lower interest income earned due to declining interest rates.

Income Taxes.    At March 31, 2003, the Company had $147,900 recorded as a deferred tax asset and related tax benefit as of and for the fiscal year ended March 31,2003, as based on the tax calculations, assumptions about the future operations of the Company as well as the utilization of available operating loss carryforwards.

Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation as of and for the year ended March 31, 2003. Management also believes that its business is not seasonal, however significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company has financed its operations through available borrowings under its credit line facilities, loans from within the Company, cash provided from operations and cash provided from the proceeds received from the initial public offering effective November 7, 2000. The Company had working capital of approximately $2,727,503 at March 31, 2003, inclusive of current portion of long-term obligations and credit facilities, as compared to a working capital of approximately $2,529,146 at March 31, 2002. The increase in working capital is based upon the increase in cash in addition to the decline in outstanding trade accounts payable.

Net cash provided by operating activities was $1,198,711 for the fiscal year ended March 31, 2003, as compared to net cash used in operating activities of ($1,689,316) for the fiscal year ended March 31, 2002. Cash provided was primarily attributable to net income before preferred dividends of $1,150,809, a decrease in trade accounts receivable of $850,807 based on customers remittances, depreciation of $381,352, an increase in accrued expenses of $79,603 and $21,052 due to a write-off of a note receivable all of which was partially offset by a decrease in accounts payable of $513,207 representing payments on trade vendor accounts outstanding, an increase in due from affiliates, net, of $130,689, due to trade sales activity, an increase in accounts receivable-other, of $354,293 representing the final amounts due for the August 2002 fire-insurance claim, an increase in prepaid and other current assets of $120,302, an increase in inventory of $19,303 and an increase of $147,900 in the deferred tax asset.

Net cash used in investing activities was $271,774 for the fiscal year ended March 31, 2003 as compared to the net cash used of $860,914 for the fiscal year ended March 31, 2002. Investing activities primarily represented purchases and upgrades of plant and laboratory equipment for both our manufacturing plants as partially offset by $121,000 of insurance proceeds related to leasehold improvements.

Net cash used in financing activities was $845,542 for the fiscal year ended March 31, 2003 as compared to cash used in financing activities of $337,717 for the fiscal year ended March 31, 2002. Cash used was primarily attributable to redemption of preferred stock of $775,000, payments on long-term obligations of $364,597, payments of preferred stock dividends of $120,031 and $107,700 paid for 143,600 shares of the Company’s common stock now recorded as treasury shares as partially offset by proceeds from long-term obligations of $323,559, and proceeds from lines of credit of $198,227.

In March 2001, the Company established an annually renewable line of credit and a five-year term loan with a bank. This line of credit replaced the credit facility entered into during February 1999. The credit available to the Company under this line was approximately $650,000 and was collateralized by a $650,000 restricted certificate of deposit. The facility imposes certain financial and reporting covenants. The agreement requires certain cash balances be maintained. The agreement also prevents the Company from disposing of assets or incurring additional debt unless the transactions are within the normal course of business. During the year ended March 31, 2003, the line of credit facility was increased to $900,000 with a reduction of the amount required for the certificate of deposit collateralzing the outstanding balance from $650,000 to approximately $300,000. As of March 31, 2002 and 2003, borrowings on the credit facility accrue interest at 4.25% and 5.15%, respectively. As of March 31, 2003, the balance owed under this facility was approximately $846,000.

On March 29, 2002, Breakthrough Engineered Nutrition, Inc. established a $100,000 annually renewable line of credit with a bank. Borrowings on the credit facility accrue at 4.25%. This line of credit is cross-collateralized with the Company’s restricted certificate of deposit and with Breakthrough’s inventory and accounts receivable. As of March 31, 2003, $100,000 remained available under this line.

The credit lines payable are included with current liabilities instead of long-term liabilities, as management believes that this presentation better reflects the utility of the current assets as the source of repayment for the credit lines payable.

During March 2003, the Company borrowed $107,000 represented by a note payable for twelve months at 4.4% interest related to the purchase of 146,000 shares of the Company’s common stock outstanding which is cross-collateralized by a $107,000 certificate of deposit. The common shares purchased are currently recorded as treasury stock which is a contra account within Shareholders’ equity. The entire $107,000 note payable is recorded within current liabilities.

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

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND                    FINANCIAL DISCLOSURE

None.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;                   COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers, directors and key employees and their ages and their respective positions as of March 31, 2003 were as follows:

Name	Age	Position
Jugal K. Taneja	59	Chairman of the Board and Director
Mihir K. Taneja	28	Chief Executive Officer, Secretary and Director
Kotha S. Sekharam, Ph.D	52	President and Director
Carol Dore-Falcone	38	Vice President and Chief Financial Officer
Bartholomew J. Lawson	54	Director
Joseph Zappala	69	Director
George L. Stuart, Jr.	57	Director

MIHIR K. TANEJA has served as our Chief Executive Officer, Secretary and a Director since November 1999. Prior to this he served as our Vice President of Marketing since June 1998. He also served as Dynamic’s Vice President of Marketing from July 1996 to November 1999. Prior to joining Dynamic, Mr. Taneja served as a market and financial analyst for Bancapital Corporation from 1994 to 1996. Mr. Taneja holds Bachelor of Arts degrees in finance and marketing from the University of Miami. Mr. Taneja is the son of Jugal K. Taneja, the Company’s Chairman of the Board.

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

GEORGE L. STUART, JR. has served as a Director since March 2000. Mr. Stuart is the President of George Stuart & Associates, a management consulting firm. In addition, Mr. Stuart was the Chief Executive Officer of DoctorSurf.com, Inc. from December 1, 1999 to July 2000. From July 1997 to December 1999, Mr. Stuart was Vice President and a Director of Leapfrog Smart Products, Inc., a high-technology smart card development company in Orlando, Florida. From January 1995 to July 1997, Mr. Stuart was a partner in Stuart/Cloud Enterprises, Ltd. A government relations business development and organizational consulting firm in Tallahassee, Florida. Mr. Stuart was a Florida State Senator from 1978 through 1990. From January 1991 to January 1995, Mr. Stuart served as the Secretary and Chief Executive Officer of the State of Florida’s Department of Business and Professional Regulation. Mr. Stuart holds a B.A. degree in Economics from the University of Florida and an M.B.A. from Harvard University’s Graduate School of Business.

Compensation of Directors

We reimburse each of our directors for reasonable expenses incurred in attending meetings of our Board of Directors. Each non-employee director receives compensation in the form a fee of $500 for each meeting attended by such director, but not less than $2,000 per year if they attend at least three meetings during the year. For board meetings held telephonically, each month that such telephonic meetings are held and attended, each participating non-employee director will be compensated $1,000 per quarter. This $1,000 compensation fee will be waived should the Company have a net loss available to common shareholders for that quarter. Non-employee directors who serve on board committees will be paid a fee of $100 for each committee meeting attended by such director. Additionally, all directors are eligible to receive stock options under the Company’s 1999 Stock Option Plan, and directors who are also employees of the Company, or a subsidiary of the Company, are eligible to receive Incentive Stock Options when and as approved by the Board of Directors. During April 2001, the Company established a policy providing that all directors will receive 25,000 stock options per fiscal year if they attend at least two meetings in such fiscal year. Additionally, each member of a committee of the Board of Directors shall receive 5,000 additional stock options per fiscal year, each chairperson of a committee shall receive an additional 2,500 stock options per fiscal year and the Chairman of the Board shall receive 10,000 stock options per fiscal year. The options granted under this policy to directors are exercisable in accordance with a three-year vesting schedule from date of grant, provided that should any director resign prior to the end of the relevant term of office, the options granted for during such fiscal term shall be immediately canceled. During the fiscal year ended March 31, 2002 and 2003, 310,000 and 165,000 options, respectively, were granted to the directors.

Committees of the Board of Directors

The Board of Directors have formed the following committees with each of its respective members listed: audit committee consists of Bartholomew Lawson and George Stuart, Jr., the executive committee consists of Jugal K. Taneja and Joseph Zappala and the compensation committee consists of George Stuart, Jr. and Joseph Zappala.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2002 and 2003, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company’s Common Stock that failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 on a timely basis during fiscal year 2003.

ITEM 10.    EXECUTIVE COMPENSATION

The following table sets forth certain summary information with respect to the compensation paid to the Company’s Chief Executive Officer, President and Chief Financial Officer for services rendered in all capacities to the Company for the fiscal periods ended March 31, 2001, 2002 and 2003. Other than as listed below, the Company had no executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year:

SUMMARY COMPENSATION TABLE

	Annual Compensation					Long-Term Compensation
						Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award	Securities Underlying Options / SARs (#) (1)	LTIP Payouts ($)	All Other Compensation ($)
Mihir K. Taneja,	2003	158,917		—	—	100,000	—	—
Chief Executive Officer	2002	151,196	—	—	—	—	—	—
	2001	110,757	—	—	—	50,000	—	—

Kotha S. Sekharam,	2003	91,951	—	—	—	50,000	—	—
Ph.D., President	2002	91,805	—	—	—	—	—	—
	2001	90,984	—	—	—	50,000	—	—

Carol Dore-Falcone,	2003	118,149	—	—	—	50,000	—	—
Vice President and	2002	112,228	—	—	—	—	—	—
Chief Financial Officer	2001	108,591	—	—	—	50,000	—	—

(1)	On December 1, 2000 and June 20, 2002 , each of the officers were granted common stock options by action of the Board of Directors. The options vest prorata over a three year period beginning December 1, 2001 and June 20, 2003, respectively. The exercise price of the options for the December 1, 2000 grant was $2.00 with the exercise price of the options for the June 20, 2002 grant was $0.85 as based on the closing price of the Company’s stock on the NASDAQ SmallCap Market the business date prior to the date of the grant.

Employment Arrangements

The Company has entered into three-year employment agreements commencing June 2000 with Mihir K. Taneja, Chief Executive Officer, Kotha S. Sekharam, President, and Carol Dore-Falcone, Vice President and Chief Financial Officer, at annual salaries of $160,000, $97,000 and $118,000, plus benefits, respectively. Effective February 1, 2001, the Company entered into an annually renewable consulting agreement with the Chairman of the Board, Jugal K. Taneja, pursuant to which he is paid an annual fee of $100,000.

Officers and employees are permitted to participate in our benefits and employee benefit plans that may be in effect from time to time, to the extent eligible, and each employee is entitled to receive an annual bonus as determined in the sole discretion of our Board of Directors based on the Board’s evaluation of the officer’s or employee’s performance as well as the Company’s financial performance.

Employee and Non-Employee Stock Option Plans

1999 Employee Stock Option Plan

On September 30, 1999, our Board of Directors and our sole stockholder at that time adopted our 1999 Stock Option Plan. The 1999 plan will enable us to attract and retain top-quality employees, officers, directors and consultants and to provide such employees, officers, directors and consultants with an incentive to enhance stockholder return. The 1999 plan will allow the grant of options to purchase a maximum aggregate of 1,000,000 shares of common stock to our officers, directors, or other key employees and consultants.

The Board of Directors or a committee of the Board may administer the 1999 plan, and has complete discretion to select the optionees and terms and conditions of each option, subject to the provisions of the 1999 plan. Options granted under the 1999 plan may be “incentive stock options” as defined in Section 411 of the Internal Revenue Code of 1986 or so-called nonqualified options.

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

On December 1, 2000 and June 20, 2002, the board of directors approved the granting of 250,000 options to be allocated amongst the Company’s employees of record as of that date. The exercise price of the options is $2.00 and as based on the closing price of the Company’s stock on the NASDAQ SmallCap Market on November 30, 2000 and $0.85 on June 19, 2002. Each of the employees of record were to receive the options based on their years of service and their salary.

The following represents the employees’ common stock options outstanding as of March 31, 2002:

Option balance outstanding, March 31, 2001	243,000
Granted	0
Exercised	0
Forfeited	(15,500)

Option balance outstanding, March 31, 2002	227,500

The following represents the employees’ common stock options outstanding as of March 31, 2003:

Option balance outstanding, March 31, 2002	227,500
Granted	250,000
Exercised	0
Forfeited	(12,500)

Option balance outstanding, March 31, 2003	465,000

As of March 31, 2003, of the 465,000 options outstanding, 143,333 options were vested with 321,667 options being nonvested.

Forfeited options represent options granted to one or more employees of record whose employment is terminated, voluntarily or involuntarily, and based on their termination date, such options were considered nonvested.

On December 1, 2000, the board of directors approved the granting a total of 200,000 options, or 50,000 options each, to be allocated to each of the Company’s officers of record as of that date. The exercise price of the options granted on December 1, 2000 was $2.00 per share based on the closing price on the NASDAQ on November 30, 2000. Each of the officers’ of record were to receive the options based on their years of service and their salary. The following represents the officers’ common stock options outstanding as of March 31 ,2002:

Option balance outstanding, March 31, 2001	150,000
Granted	0
Exercised	0
Forfeited	0

Option balance outstanding, March 31, 2002	150,000

On June 20, 2002, the board of directors approved the granting a total of 250,000 options, to be allocated to each of the Company’s officers of record as of that date. The exercise price of the options granted on June 20, 2002 was $0.85 per share based on the closing price on the NASDAQ on June 19, 2002. Each of the officers’ of record were to receive the options based on their years of service and their salary. The following represents the officers’ common stock options outstanding as of March 31 ,2003:

Option balance outstanding, March 31, 2002	150,000
Granted	250,000
Exercised	0
Forfeited	0

Option balance outstanding, March 31, 2003	400,000

As of March 31, 2003, of the 400,000 options outstanding, 100,000 of those options were vested with 300,000 options being nonvested.

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

The Board of Directors or a committee of the Board may administer the 1999 non-employee plan, and has complete discretion to select the optionees and terms and conditions of each option, subject to the provisions of the 1999 non-employee plan. Options granted under the 1999 non-employee plan will not be “incentive stock options” as defined in Section 411 of the Internal Revenue Code of 1986, they will be so-called nonqualified options.

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

On December 1, 2000, the Chairman of the Board approved the granting of a total of 16,000, or 4,000 options to each non-employee director, options to be allocated to each of the Company’s nonemployee directors of record as of that date. The exercise price of the options is $2.00 as based on the closing price of the Company’s stock on the NASDAQ SmallCap Market on November 30, 2000. This plan was amended during September 2001. Options issued during the year ended March 31, 2002 were issued under the amendment to the plan and exercisable at $1.00 for those directors who beneficially own less than 10% of the Company and at $1.10 for those directors who beneficially own more than 10% of the Company based on the closing-price of the company’s stock on the date granted. The following represents the nonemployee common stock options outstanding as of March 31, 2002:

Option balance outstanding, March 31, 2001	16,000
Granted	310,000
Exercised	0
Forfeited	0

Option balance outstanding, March 31, 2002	326,000

The following represents the nonemployee common stock options outstanding as of March 31, 2003:

Option balance outstanding, March 31, 2002	326,000
Granted	165,000
Exercised	0
Forfeited	(34,000)

Option balance outstanding, March 31, 2003	457,000

As of March 31, 2003, of the 457,000 options outstanding, 101,333 of those options were vested with 355,667 options being nonvested.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2003, certain information concerning beneficial ownership of shares of Common Stock with respect to (i) each person known to the Company to own 5% or more of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the executive officers of the Company, and (iv) all directors and officers of the Company as a group:

Title Of Class	Name And Address Of Beneficial Owner (1)	Amount And Nature Of Beneficial Ownership (2)	Approximate Percent of Class (%)
Common	Jugal K. Taneja	1,642,633	21.7%
Common	Mihir K. Taneja	338,162	4.5
Common	Kotha S. Sekharam, PhD	144,411	1.9
Common	Carol Dore-Falcone	16,500	—
Common	Joseph Zappala	1,949,750	25.7
Common	Bartholomew Lawson	275,000	3.6
Common	George Stuart, Jr.	—	—
Common	Carnegie Capital	582,537	7.7
Common	All officers and directors as a group	4,366,456	57.6

(1)	Except as noted above, the address for the above identified officers and directors of the Company is c/o Innovative Companies, Inc., 6950 Bryan Dairy Road, Largo, Florida 33777.

(2)	Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them. Percentages are based upon the assumption that each shareholder has exercised all of the currently exercisable options he or she owns which are currently exercisable or exercisable within 60 days and that no other shareholder has exercised any options he or she owns.

(3)	The following factors have been taken into consideration in calculating the amount and nature of beneficial ownership in Innovative:

•	Dr. Kotha Sekharam’s beneficially owned shares include approximately 26,733 shares beneficially owned by Madhavi Sekharam, Dr. Sekharam’s wife, as to which Dr. Sekharam exercises no investment or voting power and disclaims beneficial ownership.

•	Jugal K. Taneja’s beneficially owned shares include approximately 359,206 shares beneficially owned by his wife Manju Taneja. Mr. Taneja exercises no investment or voting power over any of the shares owned by his wife, and disclaims beneficial ownership of those shares.

Jugal K. Taneja’s beneficially owned shares also include 582,537 shares beneficially owned by Carnegie Capital, Ltd., 347,938 shares beneficially owned by Bryan Capital Limited Partnership and approximately 60,855 shares beneficially owned by First Delhi Trust. Mr. Taneja is the general partner of both Carnegie Capital, Ltd. and First Delhi Trust, and holds sole voting and investment power over these shares. Bryan Capital Limited Partnership is indirectly owned by Dynamic Health Products, Inc., an affiliate, and who Jugal K. Taneja is the Chairman and CEO.

•	Joseph Zappala’s beneficially owned shares include 478,500 shares beneficially owned by Mr. Zappala’s wife and minor child.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into transactions and business relationships with certain of our officers, directors and principal stockholders or their affiliates. We believe that all of the transactions were on terms no less favorable than we could have obtained from independent third parties.

Revenues: For the fiscal years ended March 31, 2002 and 2003, manufacturing revenues of approximately $291,579 and $170,092, respectively, were recorded from sales by the Company to subsidiaries or joint ventures of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the fiscal years ended March 31, 2002 and 2003, revenues of $5,122, and $3,176, respectively, were recorded from sales by the Company to DrugMax, Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the fiscal years ended March 31, 2002 and 2003, revenues of $47,956 and $169,261 respectively, were recorded from sales by the Company to Vertical Health Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder.

For the fiscal years ended March 31, 2002 and 2003, distribution revenues of approximately $0 and $5,077, respectively, were recorded from sales by the Company to Vertical Health, Inc., an affiliate of the Company

For the fiscal years ended March 31, 2002 and 2003, pharmacy benefit managment revenues of approximately $1,914,593 and $3,364,590, respectively, were recorded from sales by the Company to CarePlus Health Plan, an affiliate of the Company’s board members Mssrs. Lawson and Zappala. Our wholly-owned subsidiary, Go2PBMServices, Inc., derives 100% of its revenues from this contract.

Trade Accounts Receivable/ Trade Accounts Payable—Amounts due to affiliates and amounts due from affiliates represent balances owed by or amounts owed to the Company for sales occurring in the normal course of business. Amounts due to and amounts due from these affiliates are in the nature of trade payables or receivables and fluctuate based on sales volume and payments received.

As of March 31, 2002 and 2003, for the manufacturing segment, $73,895 and $18,297 was due from subsidiaries of Dynamic Health Products. $57,700 and $57,700, respectively, was due to DrugMax., $28,982 and $75,650 was due from Vertical Health,Inc., and $59,380 and $59,380 was due from Careplus Health.

As of March 31, 2002 and 2003, for the distribution segment, $21,534 and $10,470 was due to DrugMax.

As of March 31, 2002 and 2003, for the pharmacy benefit management segment, $265,292 and $391,743 was due from CarePlus Health.

Lease / Debt Obligations—For each of the years ended March 31, 2002 and 2003, rent expense of $192,000 and $207,597 was paid to Dynamic Health Products, Inc. The Company and Dynamic are parties to a ten-year, triple net operating lease that expires in the year 2009. Monthly rents are approximately $17,000 per month.

In September 1999, the Company issued 150,000 shares of redeemable series A preferred stock to Dynamic Health Care Products, Inc. in satisfaction of $1,500,000 of outstanding liabilities. The shares of preferred stock were subsequently transferred to JB Capital Corp., a company affiliated with our Chairman, Jugal K. Taneja. Holders of redeemable series A preferred stock vote together with the holders of common stock with respect to all matters as to which such shareholders vote, with each share of redeemable series A preferred stock entitled to one vote. In the event of liquidation, dissolution or winding-up of our operations, holders of redeemable series A preferred stock will be paid an amount equal to $10.00 per share of redeemable series A preferred stock before any payment is made with respect to our common stock. The redeemable series A preferred stock pays dividends at the rate of 10% per annum, which is cumulative from the date of issuance and payable quarterly commencing March 31, 2001. For the years ended March 31, 2002 and 2003, $150,000 and $120,031 of accrued preferred dividends were paid to JB Capital Corp. For the year ended March 31, 2003, the holders had redeemed 77,500 shares; in addition, as of March 31, 2003, the holders of the preferred stock had the right to redeem another approximate 27,500 shares based upon the redemption formula utilizing positive net income as defined as a basis. Positive net income is defined as net income/(loss) as adjusted for depreciation, amortization and other non-cash charges. The Company has agreed with the holders of the preferred stock to a sliding scale redemption plan based on this monthly positive net income formula. The monthly redemption schedule is as follows:

Monthly positive net income as (defined):	Payment due
$0—$24,999	$0
$25,000—$124,999	$25,000
$125,000—$224,999	$50,000
$225,000—$324,999	$75,000
$325,000—$424,999	$100,000

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

3.1	Articles of Incorporation of Energy Factors, Inc., filed September 3, 1985.**

3.2	By-Laws of Energy Factors, Inc.**

3.3	Articles of Incorporation of Nu-Wave Acquisition, Inc., dated June 11, 1998 and filed June 12, 1998. **

3.4	Articles of Amendment to Articles Innovative changing name.**

3.5	Agreement with holder of Series A preferred stock dated as of March 25, 2002.**

4.1	Specimen Stock Certificate of the Company **

4.2	Form of Underwriters’ Warrant **

4.3	Form of Consulting Agreement with Underwriter **

10.1	Promissory note in favor of Nu-Wave Health Products, Inc. from Energy Factors, Inc., dated May 13, 1998.**

10.2	Form of 1999 Stock Option Plan **

10.3	Innovative Health Products, Inc. 1999 Stock Option Plan.**

10.4	Form of Employment Agreement with Kotha S. Sekharam, Ph.D. **

10.5	Form of Employment Agreement with Mihir K. Taneja **

10.6	Form of Employment Agreement with Carol Dore-Falcone **

10.7	Lease of Company’s facility at 6950 Bryan Dairy Road, Largo, Florida 33777 **

10.8	Acquisition Agreement between Go2Pharmacy.com, Inc. (Florida) and Go2Pharmacy.com, Inc. (Delaware) **

Exhibit Number	Description

10.9	Agreement between Go2Pharmacy.com, Inc. (Delaware) and CarePlus dated as of March 23, 2000.**

10.10	Agreement between Go2Pharmacy.com, Inc. (Delaware) and the Greater New York Health Care Association dated June 27, 2000. **

10.11	Consulting Agreement between Go2Pharmacy.com, Inc. and Joseph Zappala**

10.12	Promissory Note between Go2Pharmacy, Inc. and First Community Bank of America dated March 8, 2001 in the amount of $551,512 **

10.13	Revolving Line of Credit Promissory Note between Go2Pharmacy, Inc. and First Community Bank of America dated March 8, 2001 in the amount of $650,000**

10.14	Consulting Agreement with Jugal K. Taneja dated February 2001.**

10.15	Sublease and Consent**

10.16	Revolving line of Credit Promissory Note between Breakthrough Engineered Nutrition, Inc. and First Community Bank of America dated March 29, 2002 in the amount of $100,000**

10.17	Revolving line of Credit Promissory Note between Innovative and First Community Bank of America dated March 2003 in the amount of $900,000.

21.1	Innovative Companies, Inc.—List of Subsidiaries.

99.1	Certifications Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

99.2	Code of Ethics and Business Conduct of Officers and Directors

**    Previously filed

ITEM 14.    CONTROLS AND PROCEDURES

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company’s internal controls or other factors that could significantly affect internal controls subsequent to March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 30, 2003	INNOVATIVE COMPANIES, INC.

/s/ Mihir K. Taneja

Mihir K. Taneja,
Chief Executive Officer,
Secretary and Director

/s/ Kotha S. Sekharam, Ph.D.

Kotha S. Sekharam
President and Director

/s/ Carol Dore-Falcone

Carol Dore-Falcone
Vice President and Chief
Financial Officer (Chief Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities as on June 30, 2003.

/s/ Jugal K. Taneja

Jugal K. Taneja
Chairman of the Board of
Directors

Bartholomew Lawson
Director

Joseph Zappala
Director

/s/ George L. Stuart, Jr.

George L. Stuart, Jr.
Director

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Carol Dore-Falcone, certify that:

1.    I have reviewed this annual report on Form 10-KSB of Innovative Companies, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 30, 2003	By:	/s/ CAROL DORE-FALCONE
Carol Dore-Falcone Vice President and Chief Financial Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Mihir K. Taneja, certify that:

1.    I have reviewed this annual report on Form 10-KSB of Innovative Companies, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 30, 2003	By:	/s/ MIHIR K. TANEJA
Mihir K. Taneja Chief Executive Officer

INNOVATIVE COMPANIES, INC.

AND SUBSIDIARIES

FINANCIAL STATEMENTS

MARCH 31, 2002 AND 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Innovative Companies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Innovative Companies, Inc. and subsidiaries as of March 31, 2002 and 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovative Companies, Inc. and subsidiaries as of March 31, 2002 and 2003 and the consolidated results of operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

BRIMMER, BUREK & KEELAN LLP
Certified Public Accountants

Tampa, Florida

June 9, 2003 except as to

footnote 16 June 16, 2003

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2002	March 31, 2003
Current assets:
Cash and cash equivalents	$392,638	$474,033
Certificate of deposit, restricted	679,205	409,059
Certificate of deposit, unrestricted	—	294,883
Accounts receivable, net	1,730,261	879,454
Accounts receivable, other	—	354,293
Inventories, net	2,121,406	2,140,709
Prepaid expenses and other current assets	176,812	297,114
Due from affiliates	427,588	546,426
Deferred tax asset	—	147,900

Total current assets	$5,527,910	$5,543,871

Property, leaseholds and equipment, net	1,612,156	1,477,726

Intangible assets, net	957,932	960,047

Other assets, net	127,905	104,072

Total assets	$8,225,903	$8,085,716

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2002	March 31, 2003
Current liabilities:
Accounts payable	$1,432,917	$919,710
Current portion of long-term obligations	254,234	369,066
Credit lines payable	647,789	846,016
Accrued expenses	258,349	337,952
Obligations to related parties	1,151	153
Obligations to affiliates	404,324	343,471

Total current liabilities	$2,998,764	$2,816,368

Long-term obligations, less current portion	381,152	225,282

Total liabilities	$3,379,916	$3,041,650

Redeemable preferred stock, no par value, 150,000 shares authorized, 117,5000 and 45,000 respectively, issued and outstanding, at face value	1,175,000	450,000

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, no par value, 5,850,000 shares authorized, no shares issued and outstanding	$—	$—
Common stock, $.01 par value; 24,000,000 shares authorized; 7,025,000 and 7,727,634 shares issued and outstanding	70,250	77,276
Treasury stock (143,600 common shares, $.01 par value)	—	(1,436)
Additional paid-in capital	29,953,495	29,840,205
Retained earnings (deficit)	(26,352,758)	(25,321,979)

Total shareholders’ equity	$3,670,987	$4,594,066

Total liabilities and shareholders’ equity	$8,225,903	$8,085,716

See accompanying notes to consolidated financial statements.

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2002	2003
Revenue
PBM	$1,914,592	$3,364,590
Distribution	636,965	1,371,327
Manufacturing	6,431,887	9,995,597

Total revenue	$8,983,444	$14,731,514
Cost of goods sold
PBM	1,598,451	3,000,892
Distribution	368,511	890,524
Manufacturing	5,031,976	6,821,289

Total cost of goods sold	$6,998,938	$10,712,705
Gross profit
PBM	316,141	363,698
Distribution	268,454	480,803
Manufacturing	1,399,911	3,174,308

Total gross profit	$1,984,506	$4,018,809

Selling, general and administrative expenses	3,182,620	3,664,632

Operating income (loss) before other income (expense)	$(1,198,114)	$354,177
Other income (expense):
Interest income (expense), net	(50,414)	(60,679)
Other income (expense), net	124,045	709,411

Total other income (expense)	$73,631	$648,732

Income (loss) before income taxes	(1,124,483)	1,002,909
Income tax benefit	—	147,900

Net income (loss)	$(1,124,483)	$1,150,809
Preferred stock dividends	150,000	120,031

Net income (loss) available to common shareholders	$(1,274,483)	$1,030,778

Basic and diluted income (loss) per share	$(0.18)	$0.15

Basic and diluted weighted average number of common shares outstanding	7,025,000	7,073,266

See accompanying notes to consolidated financial statements.

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

MARCH 31, 2003

	Preferred Stock		Common Stock		Treasury Stock		Additional paid in capital	Retained earnings (deficit)	Total Shareholders’ equity (deficit)
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Balances at March 31, 2001	—	$—	7,025,000	$70,250			$29,944,240	$(25,078,275)	$4,936,215
Payment of IPO expenses	—	—	—	—			9,255	—	9,255
Preferred stock dividends	—	—	—	—			—	(150,000)	(150,000)
Net loss	—	—	—	—			—	(1,124,483)	(1,124,483)

Balances at March 31, 2002	—	$—	7,025,000	$70,250			$29,953,495	$(26,352,758)	$3,670,987

10% stock dividend	—	—	702,634	7,026			(7,026)	—	—
Purchase treasury shares	—	—			(143,600)	$(1,436)	(106,264)	—	(107,700)
Preferred stock dividends	—	—	—	—	—	—	—	(120,031)	(120,031)
Net income	—	—	—	—	—	—	—	1,150,809	1,150,809

Balances at March 31, 2003	—	$—	7,727,634	$77,276	(143,600)	$(1,436)	$29,840,205	$(25,321,979)	$4,594,066

See accompanying notes to consolidated financial statements.

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31, 2002		March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(1,124,483)	$1,150,809
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
(Gain) loss on disposal of equipment		41,673	(2,000)
Depreciation, leasehold and intangible amortization		445,561	381,352
Accrued interest income		(33,923)	—
Loss on note receivable		—	21,052
Deferred tax asset		—	(147,900)
Changes in operating assets and liabilities:
Accounts receivable		(1,038,924)	850,807
Accounts receivable, other		—	(354,293)
Inventory		(375,276)	(19,303)
Prepaid expenses and other current assets		233,316	(120,302)
Other assets		10,075	2,782
Accounts payable		571,361	(513,207)
Accrued expenses		(81,404)	79,603
Due from affiliates, net		(337,292)	(130,689)

Net cash provided by (used by) operating activities		(1,689,316)	1,198,711

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, leaseholds and equipment		$(895,646)	$(370,037)
Proceeds from insured loss-leaseholds		—	121,000
Collections on notes receivable		7,732	—
Certificates of deposit		—	(24,737)
Proceeds from disposal of equipment		27,000	2,000

Net cash used by investing activities		(860,914)	(271,774)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock		$—	$(107,700)
Redemption of preferred stock to related party		—	(775,000)
Net change in credit lines payable		—	198,227
Proceeds from issuance of long-term obligations		182,175	323,559
Payments of long-term obligations		(341,818)	(364,597)
Payment of related party obligations		(28,074)	—
Payment of preferred stock dividends		(150,000)	(120,031)

Net cash used by financing activities		(337,717)	(845,542)

Net increase (decrease) in cash		$(2,887,947)	$81,395
Cash at beginning of period		3,280,585	392,638

Cash at end of period		$392,638	$474,033

SUPPLEMENTAL INFORMATION:
Cash paid for interest		$161,730	$87,602

Cash paid for taxes		$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock dividend		$—	$7,026

Accrued preferred stock redemption	$		$275,000

See accompanying notes to consolidated financial statements.

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002 and 2003

NOTE 1—BACKGROUND INFORMATION

We were incorporated in 1985 as Energy Factors, Inc., a Florida corporation. In August 1998 we changed our name to Innovative Health Products, Inc., and in February 2000 we changed our name to Go2Pharmacy, Inc., in anticipation of our merger with the Delaware corporation Go2Pharmacy.com, Inc. September 2002, we changed our name to Innovative Companies, Inc. (“Innovative”). Currently, Innovative continues to do manufacturing business under the name Innovative Health Products, Inc. as it represents our manufacturing arm of the Company. Prior to November 7, 2000 Go2Pharmacy, Inc., the Florida corporation was a wholly-owned subsidiary of Dynamic Health Products, Inc. (“Dynamic”).

On November 7, 2000, the Securities and Exchange Commission declared the Company’s registration of 1,000,000 shares of the common stock to be effective. The registration was affected through the filing of Registration Statement No. 333-92849 on Form SB-2 with the Securities and Exchange Commission. The Company’s initial public offering, pursuant to this registration, was successfully completed on November 14, 2000. In conjunction with this offering, 1,000,000 shares of common stock, $.01 par value, were sold to the public for net proceeds of $6,655,705. Simultaneously with and conditioned upon the offering, Go2 merged with Go2Pharmacy.com, Inc., a Delaware corporation, in exchange for 3,000,000 shares of its common stock. Other than the $250,000 gross cash capital contribution, Go2Delaware had no assets with any assignable value thus creating no goodwill.

In April 2000, Breakthrough Engineered Nutrition, Inc. (“Breakthrough”), a Florida corporation, was formed as a wholly-owned subsidiary of Go2Pharmacy, Inc. to market and distribute its own zero and low carbohydrate product line, Lean Protein, to wholesalers and retail stores using a network of distributors throughout the United States and Canada.

In February 2001, we formed a wholly-owned subsidiary, Belcher Pharmaceuticals, Inc. (“Belcher”), in order to manufacture and distribute private label over the counter products.

In March 2001, we formed a wholly-owned subsidiary, Go2PBM Services, Inc., (“PBM”) for the purpose of providing pharmacy benefit management services. PBM administers drug benefits for health maintenance organizations, insurance company plans, preferred provider organizations, self-insured corporate health plans and Taft-Hartley self-insured labor unions. As a pharmacy benefit manager, we manage all member benefits in low risk plans, while taking an exclusively administrative role in higher risk plans. Our administrative services include claim processing, network management and customer service. We have entered into an agreement to provide our pharmacy benefit management services to a New York State Health Maintenance Organization. Through the development of our manufacturing and pharmacy benefit management efforts, we intend to provide health plans and institutional customers with an efficient source for their pharmacy product needs.

In September 2002, we incorporated two wholly-owned distribution companies, IHP Marketing, Inc. and Breakthrough Marketing, Inc., for the purpose of marketing and distributing additional proprietary brands to the public in the future.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.    Principles of Consolidation

The consolidated financial statements as of and for the year ended March 31, 2002 and 2003 include the corporate and manufacturing accounts of Innovative Companies, Inc. (the “Company”), (“Innovative”), which is continuing to do manufacturing business as Innovative Health Products, Inc. (“Innovative”), and its wholly-owned Florida subsidiaries IHP Marketing, Breakthrough, Breakthrough Marketing, Belcher and PBM. Significant intercompany balances and transactions have been eliminated in consolidation.

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2002 and 2003

b.    Industry Segment

In accordance with the provisions of Statement of Financial Accounting Standards No. 131, (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker related to the allocation of resources and in the resulting assessment of the segment’s overall performance. As of and for the year ended March 31, 2002 and 2003, the Company had three industry segments: manufacturing, distribution and pharmacy benefit management. The $8,225,903 of total assets as of March 31, 2002 were comprised of $844,469 attributable to corporate, $6,453,863 attributable to manufacturing, $631,902 attributable to distribution and $295,669 attributable to pharmacy benefit management. The $8,085,716 of total assets as of March 31, 2003 were comprised of $965,740 attributable to corporate, $5,883,651 attributable to manufacturing, $587,411 attributable to distribution and $648,914 attributable to pharmacy benefit management.

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

g.    Intangible Assets

Intangible assets consist primarily of goodwill and intellectual property. Effective April 1, 2002 with the adoption of SFAS 142, “Goodwill and Other Intangibles”, intangible assets with an indefinite life, namely goodwill and the intellectual property, are not amortized. Intangible assets with a definite life are amortized on a straight-line basis with estimate useful lives ranging from 1 to 3 years. Indefinite lived intangible assets will be tested for impairment yearly and will be tested for impairment between the annual tests should an event occur or should circumstances change that would indicate that the carrying amount may be impaired. The Company has selected January 1, as the annual date to test these assets for impairment. The unamortized balance of goodwill as of the date of the test and as of March 31, 2003 was $728,896 with the unamortized balance of the intellectual property for the same periods was $228,305. Based on the required analyses performed as of that annual test date, no impairment loss was required to be recorded for the fiscal year ended March 31, 2003.

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2002 and 2003

h.    Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There have been no impairment losses recorded for the fiscal years 2002 and 2003.

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

k.    Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at March 31, 2002 and 2003, as well as the reported amounts of revenues and expenses for the fiscal years ended March 31, 2002 and 2003. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

l.    Concentration of Credit Risk

Concentrations of credit risk with respect to trade accounts receivable are limited due to the distribution of sales over a large customer base as of March 31, 2002 and 2003. For the year ended March 31, 2002, four customers accounted for 22.8%, 21.3%, 16.6% and 7.4% of revenues, respectively, while for year ended March 31, 2003, two customers accounted for 29.1% and 22.8% the in relation to total consolidated revenues. The Company has no concentration of customers within specific geographic areas outside the United States that would give rise to significant geographic credit risk.

As of March 31, 2002 and 2003 the Company maintained cash balances in excess of federally insured limits of approximately $1,127,000 and $678,000 , respectively.

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2002 and 2003

m.    Revenue Recognition

In accordance with SAB 101, Revenue Recognition, revenues are recognized by the Company when the merchandise is shipped to the customer.

n.    Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $116,702, and $106,365 for the years ended March 31, 2002 and 2003, respectively.

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

Long-term Obligations: The fair value of the Company’s fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At March 31, 2002 and 2003, the fair value of the Company’s long-term obligations approximated its carrying value.

Credit Lines Payable: The carrying amount of the Company’s credit lines payable approximates fair market value since the interest rate on these instruments corresponds to market interest rates.

p.    Reclassifications

Certain reclassifications have been made to the financial statements as of and for the fiscal year ended March 31, 2002 to conform to the presentation as of and for the year ended March 31, 2003.

NOTE 3—ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consist of the following:

	March 31,
	2002	2003
Trade accounts receivable	$1,879,175	$1,088,968
Less allowance for uncollectible accounts	(148,914)	(209,514)

	$1,730,261	$879,454

As of March 31, 2002, the total accounts receivable balance of $1,879,175 includes $1,673,657 related to the Company’s manufacturing segment and $205,518 related to the Company’s distribution segment. As of March 31, 2003, the total accounts receivable balance of $1,088,968 includes $934,484 related to the Company’s manufacturing segment and $154,484 related to the Company’s distribution segment.

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2002 and 2003

NOTE 4—ACCOUNTS RECEIVABLE, OTHER

On August 27, 2002, a commercial building where one of our manufacturing facilities is located, was involved in a fire. Although this fire was not in our leased space, nor was the fire caused by the Company or any of its related parties, our facility was exposed to and incurred smoke and water damage. The company that had the fire is not a related party. Innovative has adequate insurance coverage that covers replacement cost of the facilities’ contents which includes inventory and leasehold improvements, in addition to business interruption insurance which covers lost profits based on certain coverage formulas and policy limits. As of March 31, 2003, the final financial assessment has not been made by our insurance company. The Company has a $5,000 deductible for each policy, or $10,000 in total for both policies, that the Company believes it will also be able to recoup these deductibles since the claim has been assessed by our insurance company as subrogatable against the other non-related company who is at fault.

As of March 31, 2003, included within accounts receivable-other, the Company has recorded amounts due from the Company’s insurance company that are quantifiable and measurable at this time, in the amount of $354,293 comprised of amounts due and approved for inventory replacement and for amounts due for business interruption income. For the period of August 27, 2002 through March 31, 2003, the Company has collected approximately $598,515 from the insurance company representing amounts reimbursed for the replacement of damaged leasehold improvements and business interruption income. For the fiscal year ended March 31, 2003, amounts recorded in other income/(expense), net, included approximately $664,038.

NOTE 5—INVENTORIES, NET

Inventories, net, consist of the following:

	March 31,
	2002	2003
Processed raw materials and packaging	$871,410	$624,603
Work in process	1,164,439	1,294,831
Finished goods	171,211	239,130

	2,207,060	2,158,564
Less reserve for obsolescence	(85,654)	(17,855)

	$2,121,406	$2,140,709

As of March 31, 2002, the total inventory balance of $2,207,060 includes $2,073,849 related to the Company’s manufacturing segment and $133,211 related to the Company’s distribution segment. As of March 31, 2003, the total inventory balance of $2,158,564 includes $1,983,785 related to the Company’s manufacturing segment and $174,779 related to the Company’s distribution segment. In addition, for the manufacturing segment, approximately $513,000 and $670,000 of factory overhead has been capitalized in inventory as of March 31, 2002 and 2003, respectively.

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2002 and 2003

NOTE 6—PROPERTY, LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET

Property, leasehold improvements and equipment, net, consists of the following:

	March 31,
	2002	2003
Machinery and equipment	$1,645,741	$1,737,933
Furniture, fixtures and equipment	299,321	334,719
Leasehold improvements	433,839	503,938

	2,378,901	2,576,590
Less accumulated depreciation and amortization	(766,745)	(1,098,864)

	$1,612,156	$1,477,726

Depreciation and leasehold amortization expense totaled $336,142 and $379,964 for the years ended March 31, 2002 and 2003, respectively.

The Company leases one of our two manufacturing facilities from Dynamic, a related party, (See note 11), for approximately $17,000 per month, subject to annual inflationary adjustments, for a period of ten years. For each of the years ended March 31, 2002 and 2003, rents paid to Dynamic were $192,000 and $207,000, respectively.

NOTE 7—INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	March 31,
	2002	2003
Loan and lease costs	$1,675	$5,179
Intellectual property	295,696	295,696
Goodwill	901,727	901,727

	1,199,098	1,202,602
Less accumulated amortization	(241,166)	(242,555)

	$957,932	$960,047

As of March 31, 2002 and 2003, goodwill and the loan and lease costs represented an intangible asset attributable to the manufacturing segment with the intellectual property balance attributable to the distribution segment.

During February 2001, the Company purchased intellectual property surrounding a patentable manufacturing process and ingredient listing related to our product line, Lean Protein. The total purchase price was $435,000; the Company paid $217,500 in cash with the balance financed by the seller over three years from the date of sale.

During the March 2002 fiscal year, the Company learned the seller violated various provisions of the purchase agreement. Article six of the purchase agreement requires the seller to indemnify the Company for any

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2002 and 2003

losses incurred because of such violations. Pursuant to the provisions of the contract the Company has chosen to offset its losses against the installment note. The note and related accrued interest totaling approximately $212,000 was offset against inventory losses of approximately $72,000 and the balance was recorded as a reduction in the purchase price of the intellectual property.

Amortization expense totaled $109,419 and $1,389 for the years ended March 31, 2002 and 2003, respectively

NOTE 8—OTHER ASSETS, NET

Other assets, net, consist of the following:

	March 31,
	2002	2003
Deposits	$71,799	$69,018
Notes and other noncurrent receivables	77,024	60,054

	148,823	129,072
Less allowance for uncollectible accounts	(20,918)	(25,000)

	$127,905	$104,072

As March 31, 2002 and 2003, other assets, net are attributable to the manufacturing segment.

Notes receivable consist of two trade receivables that have been converted to notes, from nonaffiliated third parties.

The first note is for a term of five years, commencing in October 1997, in the principal amount of approximately $71,300, with interest at 9% per annum, payable in monthly installments of principal and interest in the amount of $1,480. There is no prepayment penalty under this note. At March 31, 2002 and 2003, the principal and unpaid accrued interest balance on this note was approximately $21,891 and $0, respectively. During the year ended March 31, 2003, the Company was notified that the corporate note holder filed bankruptcy with the corporation being dissolved as a direct result of the filing; therefore, the note was written off as uncollectible.

The second note is for a term of two years, commencing in May 1999, in the principal amount of approximately $49,400, with interest at 12% per annum, payable in monthly installments of principal and interest in the amount of $2,500. There is no prepayment penalty under this note. As of March 31, 2002 and 2003, the principal balance and unpaid accrued interest was approximately $55,133 and $60,054, respectively. This note is in default with judgment in favor of the Company with interest continuing to accrue. In accordance with the judgment, payment terms are in the process of being renegotiated.

As noted above, an allowance for uncollectible notes of $20,918 and $25,000, respectively has been established to offset possible losses on these notes.

NOTE 9—CREDIT LINES PAYABLE

In March 2001, the Company established an annually renewable line of credit and a five-year term loan with a bank. (See Note 10 as related to the term loan.) This line of credit replaced the credit facility entered into during February 1999. The credit available to the Company under this line was approximately $650,000 and is

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2002 and 2003

collateralized by a $650,000 restricted certificate of deposit. The facility imposes certain financial and reporting covenants. The agreement requires certain cash balances be maintained. The agreement also prevents the Company from disposing of assets or incurring additional debt unless the transactions are within the normal course of business. During the year ended March 31, 2003, the line of credit facility was increased to $900,000 with a reduction of the amount required for the certificate of deposit collateralizing the outstanding balance to $300,000. As of March 31, 2002 and 2003, borrowings on the credit facility accrue interest at 4.25%. As of March 31, 2003, the balance owed under this facility was approximately $846,000.

On March 29, 2002, Breakthrough Engineered Nutrition, Inc. established a $100,000 annually renewable line of credit with a bank. Borrowings on the credit facility accrue at 4.25%. This line of credit is cross-collateralized with the Company’s restricted certificate of deposit and with Breakthrough’s inventory and accounts receivable. As of March 31, 2003, $100,000 remained available under this line.

During March 2003, the Company borrowed $107,000 for twelve months at 4.4% interest related to the purchase of 146,000 shares of the Company’s common stock outstanding. This note is cross-collateralized with the Company’s restricted certificate of deposit. These shares are currently recorded as treasury stock which is a contra account within Shareholders’ equity. The entire $107,000 note payable is recorded within current liabilities.

The credit lines payable are included with current liabilities instead of long-term liabilities, as management believes that this presentation better reflects the utility of the current assets as the source of repayment for the credit lines payable.

NOTE 10—LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:

	March 31,
	2002	2003
Capital lease obligation for equipment, due in monthly principal and interest payments of approximately $7,499 through 2004	$97,098	$51,377

Note payable collateralized by certain equipment, due in monthly principal payments of $9,191 plus interest through 2006, interest at 5.25% at March 31, 2002 and 2003 respectively.	500,142	329,775

Note payable due in monthly principal payments of $8,844 plus interest through 2004, interest at 4.4% at March 31, 2003	—	107,700

Other	38,146	105,496

	635,386	594,348

Less current maturities	(254,234)	(369,066)

	$381,152	$225,282

Of the $635,386 of total debt outstanding as of March 31, 2002, $38,146 relates to corporate, and the balance of $597,240 is attributable to the manufacturing segment. Of the $594,348 of total debt outstanding as of March 31, 2003, $151,026 relates to corporate, and the balance of $443,322 is attributable to the manufacturing segment.

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2002 and 2003

At March 31, 2003, aggregate maturities of long-term obligations are as follows:

Year ending March 31,
2004	$369,066
2005	116,092
2006	109,190
2007	—
2008	—
Thereafter	—

$594,348

NOTE 11—RELATED PARTY TRANSACTIONS

Revenues: For the fiscal years ended March 31, 2002 and 2003, manufacturing revenues of approximately $291,579 and $170,092, respectively, were recorded from sales by the Company to subsidiaries or joint ventures of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the fiscal years ended March 31, 2002 and 2003, revenues of $5,122, and $3,176, respectively, were recorded from sales by the Company to DrugMax, Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the fiscal years ended March 31, 2002 and 2003, revenues of $47,956 and $169,261 respectively, were recorded from sales by the Company to Vertical HealthInc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder.

For the fiscal years ended March 31, 2002 and 2003, distribution revenues of approximately $0 and $5,077, respectively, were recorded from sales by the Company to Vertical Health, Inc., an affiliate of the Company

For the fiscal years ended March 31, 2002 and 2003, pharmacy benefit managment revenues of approximately $1,914,593 and $3,364,590, respectively, were recorded from sales by the Company to CarePlus Health Plan, an affiliate of the Company’s board members Mssrs. Lawson and Zappala. Our wholly-owned subsidiary, Go2PBMServices, Inc., derives 100% of its revenues from this contract.

Trade Accounts Receivable/ Trade Accounts Payable—Amounts due to affiliates and amounts due from affiliates represent balances owed by or amounts owed to the Company for sales occurring in the normal course of business. Amounts due to and amounts due from these affiliates are in the nature of trade payables or receivables and fluctuate based on sales volume and payments received.

As of March 31, 2002 and 2003, for the manufacturing segment, $73,895 and $18,297 was due from subsidiaries of Dynamic Health Products. $57,700 and $57,700, respectively, was due to DrugMax., $28,982 and $75,650 was due from VerticalHealth,Inc., and $59,380 and $59,380 was due from Careplus Health.

As of March 31, 2002 and 2003, for the distribution segment, $21,534 and $10,470 was due to DrugMax.

As of March 31, 2002 and 2003, for the pharmacy benefit management segment, $265,292 and $391,743 was due from CarePlus Health.

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2002 and 2003

Lease / Debt Obligations—For each of the years ended March 31, 2002 and 2003, rent expense of $192,000 and $207,597 was paid to Dynamic Health Products, Inc. The Company and Dynamic are parties to a ten-year, triplenet operating lease that expires in the year 2009. Monthly rents are approximately $17,000 per month.

For the years ended March 31, 2002 and 2003, $150,000 and $120,031 of accrued preferred dividends were paid to JB Capital Corp., the holders of the preferred stock, an affiliate of the Chairman. During the year ended March 31, 2003, 77,500 shares, or $775,000, of preferred stock were redeemed by their holders with another 27,500 shares, or $275,000, accrued for redemption within “due to affiliates”.

NOTE 12—INCOME TAXES

The Company’s taxable income was included in a consolidated income tax return with Dynamic, our previous parent company, until the effective date of our initial public offering on November 7, 2000. The following is presented as if the Company was reported on a stand-alone basis.

Income taxes for the years ended March 31, 2002 and 2003 differ from the amounts computed by applying the effective income tax rates to income before income taxes as a result of the following:

	March 31,
	2002	2003
Computed tax expense (benefit) at the statutory rate	$(191,172)	$425,800
Increase (decrease) in taxes resulting from:
Effect of permanent differences:
Goodwill and other permanent differences	34,871	6,226
Effect of temporary differences:
Accruals and allowances	29,555	(17,702)
Depreciation	(19,957)	(65,918)
Net operating loss	(95,047)	(348,406)
Change in valuation allowance	241,750	—

Income tax expense	$—	$—

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2002 and 2003

Temporary differences that give rise to deferred tax assets and liabilities are as follows:

	March 31,
	2002	2003
Deferred tax assets:
Bad debts	$33,414	$85,000
Inventories	16,852	6,700
Accrued vacation	8,127	19,200
Deposits	21,538	30,000
Amortization	8,943	—
Net operating loss carryforwards	302,632	264,300
Less: valuation allowance	(330,900)	—

	$60,597	$405,200

Deferred tax liabilities:
Fixed asset basis differences	$(60,597)	$(209,300)
Amortization	—	(48,000)

	(60,597)	$(257,300)

Net deferred tax asset recorded	$—	$147,900

At March 31, 2002, the Company has a tax net operating loss carryforward of approximately $619,000 to offset future taxable income. The tax net operating loss carryforwards begin to expire in 2021.

NOTE 13—REDEEMABLE PREFERRED STOCK

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

In September 1999, the Company issued 150,000 shares of redeemable series A preferred stock to Dynamic in satisfaction of $1,500,000 of outstanding liabilities. Dynamic transferred these shares to JB Capital, Inc an affiliate of Dynamic and of Jugal K. Taneja, the Company’s Chairman. Holders of redeemable series A preferred stock will vote together with the holders of common stock with respect to all matters as to which such shareholders vote, with each share of redeemable series A preferred stock entitled to one vote. In the event of liquidation, dissolution or winding-up of our operations, holders of redeemable series A preferred stock will be paid an amount equal to $10.00 per share of redeemable series A preferred stock before any payment is made with respect to our common stock. The redeemable series A preferred stock pays dividends at the rate of 10% per annum, which is cumulative from the date of issuance and payable quarterly commencing March 31, 2001. For the years ended March 31, 2002 and 2003, the Company paid dividends of $150,000 and $120,031, respectively, as described in Note 11. During the fiscal year ended March 31, 2002, the Company negotiated with the holders of the preferred stock a sliding scale redemption plan based on monthly positive net income, as defined, with payments to be made on a quarterly basis.

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2002 and 2003

Positive net income is defined as net income/(loss) as adjusted for depreciation, amortization and other non-cash charges. The Company has agreed with the holders of the preferred stock to a sliding scale redemption plan based on monthly positive net income. The monthly redemption schedule is as follows:

Monthly positive net income (as defined):	Payment due
$0 - $24,999	$0
$25,000 - $124,999	$25,000
$125,000 - $224,999	$50,000
$225,000 - $324,999	$75,000
$325,000 - $424,999	$100,000

An additional $25,000 will be paid to the holders of the preferred stock for each additional $100,000 of cash basis net income, as defined, above $424,999 until such time that all preferred stock is redeemed. As of March 31, 2003, the holders of the preferred stock have redeemed 77,500 shares of the 150,000 shares outstanding with another 27,500 shares pending redemption leaving 45,000 shares or $450,000 as recorded and as presented immediately above the shareholders’ equity section. As of March 31, 2002 and 2003, the redeemable preferred stock outstanding was $1,175,000, or 117,500 shares, and $450,000, or 45,000 shares, respectively.

NOTE 14—SHAREHOLDERS’ EQUITY

Common Stock

As of March 31, 2002 and 2003, the number of shares of $.01 par value Common Stock outstanding was 7,025,000 and 7,727,634 before treasury shares. The increase in common shares outstanding is a direct result of the 10% stock dividend declared by the Company’s board of directors for all common shareholders’ of record as of March 1, 2003. The stock dividend was distributed on March 17, 2003. During March 2003, the Company purchased 143,600 shares and recorded such shares as treasury stock thus adjusting the total shares outstanding, net of treasury stock, to 7,584,034 as of March 31, 2003.

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

Stock Option Plan

On September 30, 1999, the Company adopted a Stock Option Plan, which provides for the grant to employees of incentive or non-qualified options to purchase up to 1,000,000 shares of Common Stock. The exercise price represents the estimated fair value of the Company’s Common Stock at the time of the grant or the proposed public offering price, as approved by the Board of Directors. All outstanding options vest upon the change in control of the Company. Options granted under the Plan expire not later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. Options were granted on December 1, 2000 (the “grant date”) and have an exercise price of $2.00 as determined by the November 30, 2000 closing price on NASDAQ. The options vest over a three-year vesting schedule with the first

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2002 and 2003

year’s vesting period ending on December 1, 2001. No options were granted during the year ended March 31, 2002 and 15,500 options were forfeited. As of March 31, 2002, 377,500 options were outstanding with 125,833 options vested and 251,667 options nonvested. On June 20, 2002, 450,000 options were granted and have an exercise price of $0.85 as determined by the June 19, 2002 closing price. As of March 31, 2003, 865,000 options were outstanding with 243,333 options vested and 621,667 options nonvested.

The Non-Employee Plan

The Non-Employee Plan provides for the grant of nonqualified stock options to purchase up to 500,000 shares of Common Stock to members of the Board of Directors who are not employees of the Company. Upon adoption of the Plan, each non-employee director was granted options to purchase 4,000 shares of Common Stock. Thereafter, on the date on which a new non-employee director is first elected or appointed, he will automatically be granted options to purchase 25,000 shares of Common Stock for each year of his initial term. Each non-employee director will be granted options to purchase 4,000 shares of Common Stock for each year of any subsequent term to which he is elected. All options become exercisable ratably over the director’s term and have an exercise price equal to the fair market value of the Common Stock on the date of grant. Options were granted on December 1, 2000 (the “grant date”) and have an exercise price of $2.00 as determined by the November 30, 2000 closing price on NASDAQ. The options vest over a three-year vesting schedule with the first year’s vesting period ending on December 1, 2001.

During September 2001, the plan was amended to increase the number of options covered by the plan to 500,000. During the year ended March 31, 2002, 310,000 shares were granted at the closing price on the date of grant of $1.00. As of March 31, 2002 326,000 options were outstanding, of which 5,333 options were vested. During the year ended March 31, 2003, 165,000 options were granted and 34,000 options were forfeited. As of March 31, 2003, 457,000 options were outstanding, of which 101,333 options were vested with 355,667 options being nonvested.

The following table summarizes information about the aggregate stock option activity for the years ended March 31, 2002 and 2003:

	2002		2003
Employee Stock Options	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	243,000	$2.00	227,500	$2.00
Granted	0		250,000	$0.85
Exercised	0		0	0
Expired and forfeited	(15,500)	($2.00)	(12,500)	($2.00)

Outstanding, end of year	227,500	$2.00	465,000	$1.38

Options vested, end of year	75,833	$2.00	143,333	$2.00

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2002 and 2003

	2002		2003
Officer Stock Options	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	150,000	$2.00	150,000	$2.00
Granted	0		250,000	$0.85
Exercised	0		0	0
Expired and forfeited	0		0	0

Outstanding, end of year	150,000	$2.00	400,000	$1.28

Options vested, end of year	50,000	$2.00	100,000	$2.00

Employee Stock Options

The weighted-average fair value of options granted for the years ending March 31, 2002 and 2003 was $1.99 and $.85, respectively. The estimated fair value for the above options was determined using the Black-Scholes method with the following weighted-average assumptions used for grants in 2002 and 2003:

	2002	2003
Dividend Yield	0.00%	0.00%
Option Term	10 years	10 years
Expected volatility	222.276%	216%
Risk-free interest rate	5.52%	4.85%

Officers’ Stock Options

The weighted-average fair value of options granted for the years ending March 31, 2002 and 2003 was $1.99 and $.85, respectively. The estimated fair value for the above options was determined using the Black-Scholes method with the following weighted-average assumptions used for grants in 2002 and 2003:

	2002	2003
Dividend Yield	0.00%	0.00%
Option Term	10 years	10 years
Expected volatility	222.276%	216%
Risk-free interest rate	5.52%	4.85%

F-19.1

The Company has adopted only the disclosure provision of SFAS No. 123, as it related to employee awards. APB No. 25 is applied in accounting for the plan. Accordingly, no compensation expense is recognized related to the stock based compensation plans. The pro forma net earnings (loss) per common share, if the Company had elected to account for its plan consistent with the methodology prescribed by SFAS No. 123, are shown in the following:

	2002	2003
Net earnings (loss):
As reported	$(1,274,483)	$1,030,778

Pro forma	$(1,526,149)	$930,778

Net earnings (loss) per common share:
Basic income (loss) per share:
As reported	$(.18)	$$.15

Pro forma	$(.22)	$.12

Diluted income (loss) per share:
As reported	$(.18)	$$.15

Pro forma	$(.22)	$.12

NOTE 15—COMMITMENTS AND CONTINGENCIES

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

Future minimum lease payments, by year and in aggregate under non-cancelable operating leases, consist of the following at March 31, 2003:

Year ending March 31,
2004	$289,456
2005	291,531
2006	274,916
2007	220,301
2008	220,301
Thereafter	288,000

$1,584,504

19.2

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2002 and 2003

The Company leases one of their facilities from Dynamic (See Note 11, related party transaction) for a ten-year term at approximately $207,000 annually. The lease provides for an annual cost-of-living increase. Management considers these lease terms to be comparable to those of unrelated third parties. The future minimum lease payments as of March 31, 2003 include this commitment.

Total rent expense for the years ended March 31, 2002 and 2003, was $280,538 and $354,338 respectively.

Litigation

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of March 31, 2003 should have a material adverse impact on its financial condition or results of operations. See further consideration at Note 16-Subsequent Events.

Employment Agreements

Simultaneously with the public offering, the Company entered into three year employment agreements with the Chief Executive Officer, President and Chief Financial Officer at annual salaries of $160,000, $97,000 and $118,000 plus benefits, respectively.

Directors’ Compensation

The Company pays directors fees of $1,000 each per quarter and not less than $2,000 per year. In addition, each non-employee director receives options to purchase shares of common stock for each year completed of the director’s term. See further consideration within Note 14 above.

Common Stock

In December 2001, a special subcommittee of the board, comprised of Messrs. Dalton, Lawson and Stuart, was formed for the purpose of determining whether all objectives and business plans negotiated at the time of the merger had been met. The merger was affected simultaneously with the successful completion of the Company’s IPO in November 2000. On February 15, 2002, the special subcommittee submitted their report to the board of directors; the Committee Report was adopted by the board for management’s implementation. Their report, among other things, recommended that the board more closely review the business operations of the Company for the period from, March 2002 through June 2002, inclusive, such that at the end of June 2002, the board would evaluate the success of the plan’s implementation. Should it be decided by the board that segments of the Company’s operations are not viable, the board will recommend possible remedies. See further consideration at Note 16-Subsequent Events.

NOTE 16—SUBSEQUENT EVENTS

Stock Price

On February 3, 2003, we received notification from the NASDAQ Listing Qualifications Department that our common stock has closed below the minimum $1 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4) (the “Rule”). Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), we have been provided 180 calendar days, or until August 4, 2003 to regain compliance. If, at any time prior to August 4, 2003, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2002 and 2003

of 10 consecutive trading days, the Company will be provided written notification that compliance has been met. On May 27, 2003, NASDAQ provided written notification that the Company regained compliance with the Rule and that this matter is now closed.

Common Stock

On April 11, 2003 the Company filed a lawsuit against Joseph Zappala, a member of the Company’s Board of Directors in the Sixth Judicial Circuit in and for Pinellas County, Florida. The lawsuit seeks to rescind a purported agreement between the Company and Mr. Zappala, breach of a consulting agreement between the Company and Mr. Zappala and related claims involving those agreements. Mr. Zappala has denied the material allegations against him and has filed a counterclaim against the Company for breach of the consulting agreement.