Form 10QSB
period 2003-06-30
INNOVATIVE COMPANIES INC
filed 2003-08-14
CIK 1098315

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

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

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of July 28, 2003 was 7,569,674 net of 157,960 treasury shares.

PART I – FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS.

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	June 30, 2003
	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$474,033	$446,089
Certificate of deposit, restricted	409,059	409,059
Certificate of deposit	294,883	294,883
Accounts receivable, net	879,454	1,455,895
Accounts receivable, other	354,293	271,209
Inventories, net	2,140,709	2,405,561
Prepaid expenses and other current assets	297,114	144,915
Due from affiliates, net	546,426	639,721
Deferred tax asset	147,900	147,900

Total current assets	$5,543,871	$6,215,232

Property, leaseholds and equipment, net	1,477,726	1,490,644

Intangible assets, net	960,047	960,047

Other assets	104,072	105,298

Total assets	$8,085,716	$8,771,221

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$919,710	$1,598,703
Credit lines payable	846,016	896,016
Current portion of long-term obligations	369,066	259,727
Accrued expenses	337,952	417,198
Obligations to affiliates	343,624	359,415

Total current liabilities	$2,816,368	$3,531,059
Long-term obligations, less current portion	225,282	194,808

Total liabilities	$3,041,650	$3,725,867

Redeemable series A preferred stock, no par value, $10 face value 150,000 shares authorized; 45,000 shares issued and outstanding, at face value	$450,000	450,000
Commitments and contingencies
Shareholders’ equity :
Preferred stock, no par value, 5,850,000 Shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 24,000,000 Shares authorized; 7,727,634 shares issued and outstanding	$77,276	$77,276
Treasury Stock ,$.01 par value; 143,600 and 157,960 shares, respectively	(1,436)	(1,580)
Additional paid in capital	29,840,205	29,835,349
Retained earnings (deficit)	(25,321,979)	(25,315,691)

Total shareholders’ equity	$4,594,066	$4,595,354

Total liabilities and shareholders’ equity	$8,085,716	$8,771,221

See accompanying notes to condensed consolidated financial statements.

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2002	2003
	(unaudited)	(unaudited)
Revenues:
PBM	$695,549	$1,201,863
Distribution	342,601	281,243
Manufacturing	3,372,983	2,623,100

Total revenues	4,411,133	4,106,206

Cost of goods sold:
PBM	$599,389	$1,123,256
Distribution	194,784	125,328
Manufacturing	2,353,685	1,888,733

Total cost of goods sold	3,147,858	3,137,317

Gross profit:
PBM	$96,160	$78,607
Distribution	147,817	155,915

Manufacturing	1,019,298	734,367

Total gross profit	1,263,275	968,889

Selling, general and administrative expenses	$838,587	$925,003

Operating income (loss) before other income and expense	$424,688	$43,886
Other income (expense), net:
Other income, net	8,644	9,674
Interest expense, net	(20,027)	(21,200)

Total other income (expense), net	$(11,383)	$(11,526)

Income before income taxes	$413,305	$32,360
Income tax	—	—

Net income	$413,305	$32,360
Preferred stock dividends	37,500	26,070

Net income (loss) available to common shareholders	$375,805	$6,290

Basic and diluted income (loss) per share	$0.05	$0.00

Basic and diluted weighted average number of common shares outstanding	7,025,000	7,569,674

See accompanying notes to condensed consolidated financial statements.

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2002	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$413,305	$32,360
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	94,879	103,078
Gain on sale of equipment	—	(2,857)
Changes in operating assets and liabilities:
Accounts receivable, net	381,301	(576,441)
Accounts receivable, other	—	83,084
Inventory, net	235,287	(264,852)
Prepaid expenses and other current assets	41,914	152,199
Other assets	(19,558)	—
Accounts payable	(503,355)	678,992
Accrued expenses	(15,769)	79,246
Due from affiliates, net	40,400	(77,504)

Net cash provided by operating activities	$668,404	$207,305

Cash flows from investing activities:
Purchases of property, leaseholds and equipment	$(39,085)	$(133,139)
Proceeds from sale of equipment	—	20,000

Net cash used in investing activities	$(39,085)	$(113,139)

Cash flows from financing activities:
Net change in credit lines payable	$—	$50,000
Payments of long-term obligations	(99,573)	(139,813)
Payments of preferred stock dividends	(37,500)	(26,070)
Purchase of treasury shares	—	(5,000)
Payments for redemption of preferred stock	(175,000)	—

Net cash used in financing activities	(312,073)	(122,110)

Net increase (decrease) in cash	317,246	(27,944)
Cash at beginning of period	392,638	474,033

Cash at end of period	$709,884	$446,089

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2003
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$20,632	$19,032

Cash paid during the period for income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

AS OF AND FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2003

NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2002 and 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form-10KSB as of and for the years ended March 31, 2002 and 2003 as filed with the Securities and Exchange Commission on June 30, 2003.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

The condensed consolidated financial statements as of March 31, and June 30, 2003 and for the three months ended June 30, 2002 and 2003 include the accounts of Innovative Companies, Inc. (the “Company”), (“Innovative”), which is continuing to doing manufacturing business as Innovative Health Products, Inc. (“Innovative”), and its Florida wholly-owned subsidiaries Breakthrough Engineered Nutrition, Inc. (“Breakthrough”), Belcher Pharmaceuticals, Inc., (“Belcher”) and Go2PBM Services, Inc. (“PBM”). Significant intercompany balances and transactions have been eliminated in consolidation.

b. Industry Segment

In accordance with the provisions of Statement of Financial Accounting Standards No. 131, (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker related to the allocation of resources and in the resulting assessment of the segment’s overall performance. As of March 31, 2003 and June 30, 2003, the Company had three industry segments: manufacturing, distribution and pharmacy benefit management. The $8,085,716 of total assets as of March 31, 2003 were comprised of $965,740 attributable to corporate, $5,883,651 attributable to manufacturing, $587,411 attributable to distribution and $648,914 attributable to pharmacy benefit management. The $8,771,221 of total assets as of June 30, 2003 were comprised of $913,097 attributable to corporate, $6,402,119 attributable to manufacturing, $771,106 attributable to distribution and $684,899 attributable to pharmacy benefit management.

c. Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

d. Restricted Cash

Restricted cash is comprised of one-year certificate of deposits that are collateralizing lines of credit with a Bank.

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

We were required to adopt the provisions of FAS 141 effective July 1, 2001 and FAS 142 effective April 1, 2002. For the year ended March 31, 2003 and for the three months ended June 30, 2003, amortization expense associated with goodwill was $0. The unamortized balance of goodwill at March 31, and June 30, 2003 was $728,896.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

h. Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. In accordance with the implementation of FAS 144, a Company is to select an initial valuation and assessment date to perform a valuation to determine whether there is a risk of asset impairment. The Company has selected its annual valuation date for assessment of long-lived assets, certain identifiable intangibles and goodwill impairment as January 1, 2003 for each of its operating units, for the fiscal year ending March 31, 2003 and then for each fiscal year thereafter. There have been no impairment losses recorded for the fiscal year ended March 31,2003 or for the three months ended June 30, 2003.

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

j. Earnings (Loss) Per Common Share

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

k. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at March 31, and June 30, 2003, as well as the reported amounts of revenues and expenses for the three months ended June 30, 2002 and 2003. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

l. Concentration of Credit and Sales Risk

Concentrations of credit risk with respect to trade accounts receivable are limited due to the distribution of sales over a large customer base as of March 31, and June 30, 2003. As related to consolidated sales revenues for the three months ended June 30, 2003, four customers accounted for 31.9%, 14.9%, 10.1% and 6.9%; the customers that had 31.9% and 10.1% of revenues are related parties.

The Company has no concentration of customers within specific geographic areas outside the United States that would give rise to significant geographic credit risk.

m. Revenue Recognition

In accordance with SAB 101, Revenue Recognition, revenues are recognized by the Company when the merchandise is shipped to the customer.

n. Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $9,016 and $38,748 for the three months ended June 30, 2002 and 2003, respectively.

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

Long-term Obligations: The fair value of the Company’s fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At March 31, and June 30, 2003, the fair value of the Company’s long-term obligations approximated its carrying value.

Credit Lines Payable: The carrying amount of the Company’s credit lines payable approximates fair market value since the interest rate on these instruments corresponds to market interest rates.

p. Reclassifications

Certain reclassifications have been made to the financial statements for the three months ended June 30, 2002 to conform to the presentation for the three months ended June 30, 2003.

NOTE 3-STOCK OPTION PLAN

NonEmployee Stock Option Plan

On April 1, 2003, the Board of Directors received a total of 145,000 options an exercise price of $.80, the NASDAQ common stock closing price as of that date. In addition, on April 1, 2003, a nonemployee consultant was granted a total of 150,000 common stock options stock with exercise prices as follows:

Grant date	No. of options	Exercise price
4/01/03	25,000	$1.00
4/01/03	25,000	$1.25
4/01/03	25,000	$1.50
4/01/03	25,000	$1.75
4/01/03	50,000	$5.00

All of the stock options vest under a three-year vesting schedule with the first year of vesting being attained one year from the date of grant.

The following represents the nonemployees’ common stock options outstanding as of June 30, 2003:

Option balance outstanding, March 31, 2003	527,500
Granted	295,000
Exercised	0
Forfeited	0

Option balance outstanding, June 30, 2003	822,000

As of June 30, 2003, of the 822,000 nonemployees’ common stock options outstanding, 259,334 of those options were vested with 401,667 options being nonvested.

NOTE 5-RELATED PARTY TRANSACTIONS

Revenues: For the three months ended June 30, 2002 and 2003, manufacturing revenues of approximately $61,215 and $54,370 respectively, were recorded from sales by the Company to subsidiaries of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the three months ended June 30, 2002 and 2003, manufacturing revenues of $0 and $41,393, respectively, were recorded from sales by the

Company to DrugMax, Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the three months ended June 30, 2002 and 2003, manufacturing revenues of $8,149 and $221,003, respectively, were recorded from sales by the Company to VerticalHealth Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder.

For the three months ended June 30, 2002 and 2003, distribution revenues of approximately $0 and $2,401 were recorded from sales by the Company to VerticalHealth Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder.

For the three months ended June 30, 2002 and 2003, pharmacy benefit management revenues of approximately $695,549 and $1,201,863 respectively, were recorded from sales by the Company to CarePlus Health Plan, an affiliate of the Company’s board members Mssrs. Lawson and Zappala. Our wholly-owned subsidiary, Go2PBMServices, Inc., derives 100% of its revenues from this contract.

Trade Accounts Receivable/ Trade Accounts Payable: Amounts due to affiliates and amounts due from affiliates represent balances owed by or amounts owed to the Company for sales occurring in the normal course of business. Amounts due to and amounts due from these affiliates are in the nature of trade payables or receivables and fluctuate based on sales volume and payments received.

As of March 31, and June 30, 2003, for the manufacturing segment, $18,297 and $50,024 was due from subsidiaries of Dynamic Health Products. $57,700 and $57,700, respectively, was due to DrugMax., $28,982 and $151,812 was due from VerticalHealth,Inc., and $59,380 and $59,380 was due from Careplus Health.

As of March 31, and June 30, 2003, for the distribution segment, $10,470 and $0 was due to DrugMax.

As of March 31, and June 30, 2003, for the pharmacy benefit management segment, $391,743 and $377,149 was due from CarePlus Health.

Preferred Stock Transactions: In September 1999, the Company issued 150,000 shares of redeemable series A preferred stock to Dynamic Health Products, Inc. in satisfaction of $1,500,000 of outstanding liabilities. The shares of preferred stock were subsequently transferred to JB Capital Corp., a company affiliated with our Chairman, Jugal K. Taneja. The redeemable series A preferred stock pays dividends at the rate of 10% per annum, which is cumulative from the date of issuance and payable quarterly which commenced March 31, 2001. For the three months ended June 30, 2002 and 2003, $37,500 and $26,070 of accrued preferred dividends were paid to JB Capital Corp. As of June 30, 2003, the holders of the preferred stock have redeemed 77,500 shares, or $775,000. As recorded within due to affiliates, as of June 30, 2003, the balance due was approximately $359,000, of which $275,000, or an additional 27,500 shares, are available for redemption based on the Company attaining certain positive net income as defined by the preferred stock redemption agreement.

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

General

We manufacture, package and ship high-quality private label dietary supplements, over-the-counter drugs, and health and beauty care products for companies worldwide from our two manufacturing locations. Through our wholly-owned subsidiary, Breakthrough Engineered Nutrition, Inc. (“Breakthrough”), we market the Company’s product lines, Lean Protein™ and Thermo Fuel ZXE™ Through our wholly-owned subsidiary, Go2PBM Services, Inc., (“PBM”) we administer pharmacy benefit management services to health plans for unions, insurance companies, and other self-insured companies.

Results of Operations

Overview

We derive our revenues from developing, manufacturing, and wholesaling a wide variety of non-prescription dietary supplements, and health and beauty care products. We also derive revenues from the distribution of our branded product lines, Lean Protein and Thermo Fuel ZXE. In addition, we derive revenues from the services provided in connection with pharmacy benefit management. Revenues derived from our manufacturing and distribution segments are billed and recognized as product is produced and shipped, net of discounts, allowances, returns and credits. Service revenues are billed and recognized once the service has been provided.

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

Three Months Ended June 30, 2002 Compared To Three Months Ended June 30, 2003

Revenues. Total revenues decreased approximately $305,000, or 6.9%, to approximately $4,106,000 for the three months ended June 30, 2003, as compared to approximately $4,411,000 for the three months ended June 30, 2002. Pharmacy benefit management revenues increased approximately $506,000, or 72.8%, to approximately $1,202,000 for the three months ended June 30, 2003, as compared to $696,000 for the three months ended June 30, 2002. Pharmacy benefit management revenues increased for the three months ended June 30, 2003 solely due to the increase of participating plan members based on the PBM activity derived from two HMO health plans as compared to only one HMO health plan in the corresponding period in 2002. Distribution revenues decreased approximately $61,000, or 17.9%, to approximately $281,000 for the three months ended June 30, 2003, as compared to $343,000 for the three months ended June 30, 2002. For the three months ended June 30, 2003, revenues were derived from two product lines, 5,905 cases of Lean Protein Bites and 1365 cases of Thermo ZXE were sold as compared to 9,241 cases sold for Lean Protein Bites for the corresponding period in 2002. Thermo ZXE product line was not introduced until September 2002. Distribution revenues decreased overall due to lower customer sales order volume as compared to the corresponding period. In addition, distribution revenues for June 2003 were lower than plan due to unplanned delays surrounding freight and other logistics matters directly related to our launch of our new branded product line, CarbSlim, now ready for launch July 2003. Manufacturing revenues decreased approximately $750,000, or 22.2%, to approximately $2,623,000 for the three months ended June 30, 2003, as compared to approximately $3,373,000 for the corresponding period. Decreases in manufacturing segment revenues was primarily caused by the decreased sizes of customer orders and shipments of private label and OTC manufacturing segment sales in the current three month period as compared to the previous three month period ended June 30, 2002.

Gross profit. Total gross profit decreased approximately $295,000, or 23.3%, to approximately $969,000 for the three months ended June 30, 2003, as compared to approximately $1,263,000 for the three months ended June 30, 2002. Total gross margins decreased from 28.6% for the three months ended June 30, 2002, to 23.6% for the three months ended June 30, 2003. Pharmacy benefit management gross profits decreased approximately $18,000, or 18.3%, to approximately $79,000 for the three months ended June 30, 2003, as compared to $96,000 for the three months ended June 30, 2002. Pharmacy benefit management gross margin decreased to 6.5% for the three months ended June 30, 2003 as compared to 13.8% for the three months ended June 30, 2002. Gross profit dollars and gross margins decreased although sales revenues and HMO members increased as due to continued increasing costs associated with member-generated pharmacy claims which translate into higher net claims dollars incurred and paid per member as compared to the corresponding three-month period. Distribution gross profit increased approximately $8,000, to approximately $156,000 for the three months ended June 30, 2003, as compared to $148,000 for the three months ended June 30, 2002. Distribution gross margins increased to 55.4% for the three months ended June 30, 2003 as compared to 43.2% in the corresponding period in 2002. Although sales revenues decreased, gross profit dollars and gross margins increased due to the change in the mix of sales in the current three month period as influenced by sales of both product lines, Lean Protein Bites and Thermo ZXE as compared to only sales from Lean Protein Bites in the corresponding period in 2002. In addition, for the three-month period ended June 30, 2002, distributor and retail-level promotional sampling and other demo programs that were employed during that period caused increased net product costs. Manufacturing gross profit decreased approximately $285,000, or 28%, to approximately $734,000 for the three months ended June 30, 2003, as compared to approximately $1,019,000 in the corresponding three-month period in 2002. For the three months ended June 30, 2003, manufacturing gross margin decreased to 28%, from 30.2% in the corresponding three-month period in 2002. The decreases in gross profit dollars and gross margins are primarily attributable to a current change in our private-label and OTC contract manufacturing sales portfolio that is yielding a lower gross margin. In addition, also affecting production is the research and development efforts being employed as based on our plans to gain FDA approval via NDA and ANDA applications in process for the formulation and manufacture of generic drugs in the future.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of advertising and promotional expenses; personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and leasehold amortization expense. Selling, general and administrative expenses increased approximately $86,000, or 10.3%, to approximately $925,000 for the three months ended June 30, 2003, as compared to approximately $839,000 in the corresponding period. The increase is primarily attributable to rising insurance expenses in addition to increases in advertising and promotional expenses associated with our distribution segment, rents, as well as payroll expenses and costs associated with fringe benefits to support our distribution, manufacturing and pharmacy benefit management growth. As a percentage of sales, selling, general and administrative expenses increased to 22.5% for the three months ended June 30, 2003 from 19.0% in the corresponding three-month period in 2002.

Interest income (expense), net. Interest expense, net of interest income, increased approximately $1,000 to approximately $(21,000) for the three months ended June 30, 2003, from approximately $(20,000) for the three months ended June 30, 2002. The increase in net interest expense is primarily attributable to the increase in credit line borrowings as partially offset by a decline in interest rates thus affecting expense incurred on borrowings outstanding as partially offset by lower income earned based on both declining interest rates and amounts held idle in banks.

Income taxes. At June 30, 2003, the Company has $147,900 recorded as a deferred tax asset as it is more likely than not that the asset will be recognized in the future based on current earnings levels, available net operating loss carryforwards and other financials assumptions made based on current and future earnings projections.

Financial Condition, Liquidity and Capital Resources

The Company has financed its operations through available borrowings under its credit line facilities, cash provided from operations and cash provided from the proceeds received from our initial public offering consummated November 2000. The Company had working capital of approximately $2,684,000 at June 30, 2003, inclusive of current portion of long-term obligations and credit facilities, as compared to working capital of approximately $2,728,000 at March 31, 2003. The decrease in working capital is primarily attributable to net increases in payables based on purchasing activity associated with lab and machinery equipment upgrades to continue meeting our business plan of gaining FDA approval for the formulation and the manufacture of generic drugs in the future in addition to normal purchasing cycles in support of our product line launch in July 2003 of CarbSlim, our new branded distribution product line. All of which is inline with the Company’s business plans.

Net cash provided by operating activities was approximately $207,000 for the three months ended June 30, 2003, as compared to net cash provided by operating activities of approximately $668,000 for the three months ended June 30, 2002. Cash provided is primarily attributable to declines in prepaid expenses of approximately $152,000 based on normal amortization of prepaid account balances to the statement of operations, increases in accrued expenses of approximately $79,000, depreciation of approximately $103,000, a decrease in accounts receivable-other of approximately $83,000 based on collections received from our insurance company as related to our August 27, 2002 fire insurance claim, all of which is partially offset by an approximate $576,000 increase in trade accounts receivable representing increases in credit sales, a net increase in inventory of approximately $265,000 and accounts payable of $678,000 primarily due to customary purchasing cycles to meet open manufacturing customer orders in addition to increased purchasing for the distribution segment to meet customer pre-orders for CarbSlim tm, our new product line launching and shipping in July 2003 and an increase in due from affiliates, net of approximately $78,000 based on a net increase of trade credit sales.

Net cash used in investing activities of approximately ($113,000) for the three months ended June 30, 2003 as compared to ($39,000) net cash used in investing activities for the corresponding period in 2002. The $113,000 was used primarily to purchase lab equipment and related upgrades in addition to continued leasehold improvements in order to continue to meet our business plans surrounding our ability and belief in the future to receive FDA approval to formulate and manufacture our own brand of generic drugs.

Net cash used in financing activities was approximately $(122,000) for the three months ended June 30, 2003, as compared to net cash used in financing activities of approximately $(312,000) for the three months ended June 30, 2002. Net cash used during the three months ended June 30, 2003 represented payments on long-term obligations of approximately $140,000, preferred stock dividend payments of approximately $26,000, which is a related party activity, as partially offset by net proceeds received from revolving credit lines of $50,000.

Subsequent to March 31, 2003, the Company received insurance proceeds of approximately $83,000 as directly related to the claims outstanding, that are currently recorded in accounts receivable, other as of June 30, 2003, as a direct resulting from the August 27, 2002 fire insurance claim. The final amount of the insurance proceeds due and payable to the Company has not yet been finalized by the Company or by the Company’s insurance company. As of June 30, 2003, accounts receivable, other, was $271,209.

Management believes that cash expected to be generated from operations, current cash reserves, and existing financial arrangements will be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. The Company’s future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, continued expansion of existing capacities and capabilities, the public’s acceptance as evidenced through sales of our own branded distribution product lines Lean Protein Bites, Thermo ZXE and our new product line launching in July 2003, CarbSlim, the successful completion of and the FDAs acceptance of our ANDAs and NDAs for generic drug formulation and manufacture currently in process, and possible acquisitions. In particular, if cash flows from operations and available credit facilities are not sufficient, it will be necessary for the Company to seek additional financing. There can be no assurance that such financing will be available in amounts and on terms acceptable to the Company.

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

On April 11, 2003, the Company filed a lawsuit against Joseph Zappala, a member of the Company’s board of Directors in the Sixth Judicial Circuit in and for Pinellas County, Florida. The lawsuit seeks to rescind a purported agreement between the Company and Mr. Zappala, breach of a consulting agreement between the Company and Mr. Zappala and related claims involving these agreements. Mr. Zappala has denied the material allegations against him and has filed a counterclaim against the Company for breach of the consulting agreement.

From time to time the Company is subject to litigation incidental to its business. Such claims, if successful, could exceed applicable insurance coverage. The Company is not currently a party to any material legal proceedings other than what is currently disclosed herein.

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

Item 5.	OTHER INFORMATION.

Not applicable.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

Exhibit 10.18   Financial Consulting Agreement

Exhibit 31.1     Certification of Principal Executive Officer

Exhibit 31.2     Certification of Principal Financial Officer

Exhibit 32.1     Certification Pursuant to 18 U.S.C. Section 1350

Exhibit 32.2     Certification Pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K.

The Company filed an 8-K on August 11, 2003 as related to the June 30, 2003 fiscal quarter ended financial results.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Companies, Inc.

Date: August 14, 2003	By:	/s/ Mihir K. Taneja
Mihir K. Taneja
Chief Executive Officer, Secretary and Director

Date: August 14, 2003	By:	/s/ Carol Dore-Falcone
Carol Dore-Falcone
Vice President and Chief Financial Officer