Form 10QSB
period 2003-09-30
INNOVATIVE COMPANIES INC
filed 2003-11-14
CIK 1098315

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of November 3, 2003 was 7,612,809 net of 157,960 treasury shares.

PART I – FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	September 30, 2003
	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$474,033	$413,378
Certificate of deposit, restricted	409,059	409,059
Certificate of deposit	294,883	—
Accounts receivable, net	879,454	2,725,692
Accounts receivable, other	354,293	287,986
Inventories, net	2,140,709	3,354,973
Prepaid expenses and other current assets	297,114	228,913
Due from affiliates, net	546,426	780,692
Deferred tax asset	147,900	147,900

Total current assets	$5,543,871	$8,348,593

Property, leaseholds and equipment, net	1,477,726	1,483,567

Intangible assets, net	960,047	960,047

Other assets	104,072	114,201

Total assets	$8,085,716	$10,906,408

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$919,710	$3,047,620
Credit lines payable	846,016	896,016
Current portion of long-term obligations	369,066	252,806
Accrued expenses	337,952	510,483
Obligations to affiliates	343,624	809,430

Total current liabilities	$2,816,368	$5,516,355
Long-term obligations, less current portion	225,282	104,393

Total liabilities	$3,041,650	$5,620,748

Redeemable series A preferred stock, no par value, $10 face value 150,000 shares authorized; 45,000 and 0 shares outstanding, at face value	$450,000	$—
Commitments and contingencies

Shareholders’ equity :
Preferred stock, no par value, 5,850,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 24,000,000 shares authorized; 7,727,634 and 7,767,769 shares issued and outstanding	$77,276	$77,677
Treasury Stock ,$.01 par value; 143,600 and 157,960 shares, respectively	(1,436)	(1,580)
Additional paid in capital	29,840,205	29,868,916
Retained earnings (deficit)	(25,321,979)	(24,659,353)

Total shareholders’ equity	$4,594,066	$5,285,660

Total liabilities and shareholders’ equity	$8,085,716	$10,906,408

See accompanying notes to condensed consolidated financial statements.

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2003	2002	2003
Revenues:
PBM	$710,213	$1,244,265	$1,405,762	$2,446,127
Distribution	398,292	980,760	742,861	1,262,002
Manufacturing	2,144,855	3,873,175	5,515,868	6,496,276

Total revenues	$3,253,360	$6,098,200	$7,664,491	$10,204,405

Cost of goods sold:
PBM	609,737	1,164,103	1,209,126	2,287,359
Distribution	280,229	562,474	475,014	687,801
Manufacturing	1,379,215	2,555,023	3,734,170	4,443,755

Total cost of goods sold	$2,269,181	$4,281,600	$5,418,310	$7,418,915

Gross profit:
PBM	100,476	80,162	196,636	158,768
Distribution	118,063	418,286	267,847	574,201
Manufacturing	765,640	1,318,152	1,781,698	2,052,521

Total gross profit	$984,179	$1,816,600	$2,246,181	$2,785,490

Selling, general and Administrative expenses	874,041	1,183,219	1,711,444	2,108,225

Operating income (loss) before Other income and expense	$110,138	$633,381	$534,737	$677,265
Other income (expense), net:
Other income (expense), net	211,580	64,993	221,042	75,137
Interest expense, net	(17,265)	(15,962)	(38,108)	(37,632)

Total other income (expense), net	$194,315	$49,031	$182,934	$37,505

Income (loss) before income taxes	$304,453	$682,412	$717,671	$714,770
Income taxes	—	—	—	—

Net income (loss)	$304,453	$682,412	$717,671	$714,770
Preferred stock dividends	29,613	26,070	67,113	52,140

Net income (loss) available To common shareholders	$274,840	$656,342	$650,558	$662,630

Basic income(loss) per share	$.04	$.09	$.09	$.09

Basic weighted average Number of common shares outstanding	7,025,000	7,572,681	7,025,000	7,571,186

Diluted income (loss) per share	$.04	$.07	$.09	$.07

Diluted weighted average number of common shares outstanding	7,025,000	9,194,546	7,025,000	9,193,000

See accompanying notes to condensed consolidated financial statements.

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2002	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$717,671	$714,770
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	188,405	206,540
Gain on sale of equipment	—	(2,857)
Changes in operating assets and liabilities:
Accounts receivable, trade, net	216,609	(1,846,238)
Accounts receivable, other	(473,101)	39,718
Inventory, net	398	(1,214,264)
Prepaid expenses and other current assets	(14,907)	68,201
Other assets, net	766	—
Accounts payable	(240,638)	2,127,909
Accrued expenses	42,413	172,065
Due from affiliates, net	(108,455)	(218,460)

Net cash provided by operating activities	$329,161	$47,384

Cash flows from investing activities:
Insured disposal of leasehold improvements	$92,156	$—
Purchases of property, leaseholds and equipment	(86,730)	(229,528)
Proceeds from sale of equipment	—	20,000

Net cash provided by (used in) investing activities	$5,426	$(209,528)

Cash flows from financing activities:
Net change in credit lines payable	$—	$50,000
Payments of long-term obligations	(118,945)	(237,149)
Payments of preferred stock dividends	(67,113)	(52,140)
Redemption of a certificate of deposit	—	294,883
Proceeds from stock options exercised	—	17,041
Purchase of treasury shares	—	(5,000)
Payments for redemption of preferred stock	(200,000)	—

Net cash provided by (used in) financing activities	(386,058)	67,635

Net increase (decrease) in cash	(51,471)	(60,655)
Cash at beginning of period	392,638	474,033

Cash at end of period	$341,167	$413,378

	Six Months Ended September 30, 2002	Six Months Ended Sepember 30, 2003
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$38,341	$38,869

Cash paid during the period for income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2003

(UNAUDITED)

NOTE 1–BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended September 30, 2002 and 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form-10KSB as of and for the years ended March 31, 2002 and 2003 as filed with the Securities and Exchange Commission on June 30, 2003.

NOTE 2–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

The condensed consolidated financial statements as of March 31, and September 30, 2003 and for the three and six months ended September 30, 2002 and 2003 include the accounts of Innovative Companies, Inc. (the “Company”), (“Innovative”), which is continuing to doing manufacturing business as Innovative Health Products, Inc. (“Innovative”), and its Florida wholly-owned subsidiaries Breakthrough Engineered Nutrition, Inc. (“Breakthrough”), Belcher Pharmaceuticals, Inc., (“Belcher”) and Go2PBM Services, Inc. (“PBM”). Significant intercompany balances and transactions have been eliminated in consolidation.

b. Industry Segment

In accordance with the provisions of Statement of Financial Accounting Standards No. 131, (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker related to the allocation of resources and in the resulting assessment of the segment’s overall performance. As of March 31, 2003 and September 30, 2003, the Company had three industry segments: manufacturing, distribution and pharmacy benefit management. The $8,085,716 of total assets as of March 31, 2003 were comprised of $965,740 attributable to corporate, $5,883,651 attributable to manufacturing, $587,411 attributable to distribution and $648,914 attributable to pharmacy benefit management. The $10,906,408 of total assets as of September 30, 2003 were comprised of $593,718 attributable to corporate, $8,054,031 attributable to manufacturing, $1,505,171 attributable to distribution and $739,321 attributable to pharmacy benefit management.

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

We were required to adopt the provisions of FAS 141 effective July 1, 2001 and FAS 142 effective April 1, 2002 and therefore, amortization expense is not longer recorded. For the year ended March 31, 2003 and for the six months ended September 30, 2003, no impairment losses have been recorded. The unamortized balance of goodwill at March 31, and September 30, 2003 was $728,896.

h. Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. In accordance with the implementation of FAS 144, a Company is to select an initial valuation and assessment date to perform a valuation to determine whether there is a risk of asset impairment. The Company has selected its annual valuation date for assessment of long-lived assets, certain identifiable intangibles and goodwill impairment as January 1, 2003 for each of its operating units, for the fiscal year ending March 31, 2003 and then for each fiscal year thereafter. There have been no impairment losses recorded for the fiscal year ended March 31,2003 or for the six months ended September 30, 2003.

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

As of September 30, 2003, the reconciliation of basic and fully diluted earnings per share is as follows:

	Three months ended	Six months ended
Weighted average shares	7,572,681	7,571,186
Dilutive potential common shares	1,621,865	1,621,865

Diluted weighted average shares	9,194,546	9,193,051

Anti-dilutive options not included	50,000	50,000

k. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at March 31, and September 30, 2003, as well as the reported amounts of revenues and expenses for the three and six months ended September 30, 2002 and 2003. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

l. Concentration of Credit and Sales Risk

As related to consolidated sales revenues for the three and six months ended September 30, 2003, two customers accounted for 31.6% and 20.4% for the three months ended and three customers accounted for 24.4%, 24% and 5.7% for the six months ended. The customers with the 20.4%, the 24% and the 5.7% are related parties. As of September 30, 2003, the evaluation of credit risk concentration with respect to consolidated trade accounts receivable resulted in two customers representing 52.4% and 16.1% of the total outstanding; these customers are also the same customers who are disclosed representing 31.6%, 20.4%, 24.4% and 24% of revenues for each of the respective periods described.

The Company has no concentration of customers within specific geographic areas outside the United States that would give rise to significant geographic credit risk.

m. Revenue Recognition

In accordance with SAB 101, Revenue Recognition, revenues are recognized by the Company when the merchandise is shipped to the customer.

n. Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $24,359 and $25,959 for the three months ended September 30, 2002 and 2003, respectively, with $33,375 and $64,706 representing advertising expense for the six months ended September 2002 and 2003.

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

Long-term Obligations: The fair value of the Company’s fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At March 31, and September 30, 2003, the fair value of the Company’s long-term obligations approximated its carrying value.

Credit Lines Payable: The carrying amount of the Company’s credit lines payable approximates fair market value since the interest rate on these instruments corresponds to market interest rates.

p. Reclassifications

Certain reclassifications have been made to the financial statements for the six months ended September 30, 2002 to conform to the presentation for the six months ended September 30, 2003.

NOTE 3–ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consist of the following:

	March 31, 2003	September 30 2003
Trade accounts receivable	$1,088,968	$2,854,839
Less allowance for uncollectible accounts	(209,514)	(129,147)

	$879,454	$2,725,692

As of March 31, 2003, the total accounts receivable balance of $1,088,968 includes $934,484 related to the Company’s manufacturing segment and $154,484 related to the Company’s distribution segment. As of September 30, 2003, the total accounts receivable balance of $2,854,839 includes $2,382,017 related to the Company’s manufacturing segment and $472,822 related to the Company’s distribution segment.

NOTE 4–STOCK OPTION PLAN

Employee Stock Option Plan

The following represents the employees’ common stock options outstanding as of September 30, 2003:

Option balance outstanding, June 30, 2003	815,000
Granted	50,000
Exercised	(30,000)
Forfeited	0

Option balance outstanding, September 30, 2003	835,000

For the three and six months ended September 30, 2003, 30,000 vested stock options were exercised all at their $0.85 exercise price resulting in $25,500 net proceeds being received by or in transit to the Company as of September 30, 2003.

As of September 30, 2003, of the 835,000 employees’ common stock options outstanding, 279,999 of those options were vested with 555,001 options being nonvested.

NonEmployee Stock Option Plan

The following represents the nonemployees’ common stock options outstanding as of September 30, 2003:

Option balance outstanding, June 30, 2003	847,000
Granted	0
Exercised	(10,135)
Forfeited	0

Option balance outstanding, September 30, 2003	836,865

For the three and six months ended September 30, 2003, 10,135 vested stock options were exercised at exercise prices ranging from $0.80 to $1.00 resulting in $8,468 net proceeds being received by or in transit to the Company. Of the 836,865 nonemployees’ common stock options outstanding, 262,865 of those options were vested with 574,000 options being nonvested.

NOTE 5–RELATED PARTY TRANSACTIONS

Revenues: For the three months ended September 30, 2002 and 2003, manufacturing revenues of approximately $38,797 and $116,667 respectively, were recorded from sales by the Company to subsidiaries of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the three months ended September 30, 2002 and 2003, manufacturing revenues of $3,175 and $0, respectively, were recorded from sales by the Company to DrugMax, Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the three months ended September 30, 2002 and 2003, manufacturing revenues of $5,181 and $204,052, respectively, were recorded from sales by the Company to VerticalHealth Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a shareholder.

For the three months ended September 30, 2002 and 2003, distribution revenues of approximately $1,968 and $1,063 were recorded from sales by the Company to VerticalHealth Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a shareholder.

For the three months ended September 30, 2002 and 2003, pharmacy benefit management revenues of approximately $710,213 and $1,244,265 respectively, were recorded from sales by the Company to CarePlus Health Plan, an affiliate of the Company’s board member Mr. Zappala. Our wholly-owned subsidiary, Go2PBMServices, Inc., derives 100% of its revenues from this contract.

Revenues: For the six months ended September 30, 2002 and 2003, manufacturing revenues of approximately $100,011 and $171,037 respectively, were recorded from sales by the Company to subsidiaries of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the six months ended September 30, 2002 and 2003, manufacturing revenues of $3,175 and $41,393, respectively, were recorded from sales by the Company to DrugMax, Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the six months ended September 30, 2002 and 2003, manufacturing revenues of $13,330 and $425,055, respectively, were recorded from sales by the Company to VerticalHealth Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a shareholder.

For the six months ended September 30, 2002 and 2003, distribution revenues of approximately $1,968 and $3,464 were recorded from sales by the Company to VerticalHealth Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a shareholder.

For the six months ended September 30, 2002 and 2003, pharmacy benefit management revenues of approximately $1,405,762 and $2,446,127 respectively, were recorded from sales by the Company to CarePlus Health Plan, an affiliate of the Company’s board member Mr. Zappala. Our wholly-owned subsidiary, Go2PBMServices, Inc., derives 100% of its revenues from this contract

Trade Accounts Receivable/ Trade Accounts Payable: Amounts due to affiliates and amounts due from affiliates represent balances owed by or amounts owed to the Company for sales occurring in the normal course of business. Amounts due to and amounts due from these affiliates are in the nature of trade payables or receivables and fluctuate based on sales volume and payments received.

As of March 31, and September 30, 2003, for the manufacturing segment, $18,297 and $101,597 was due from subsidiaries of Dynamic Health Products. $57,700 and $57,700, respectively, was due to DrugMax., $28,982 and $154,076 was due from VerticalHealth,Inc.

As of March 31, and September 30, 2003, for the pharmacy benefit management segment, $391,743 and $463,283 was due from CarePlus Health.

Preferred Stock Transactions: In September 1999, the Company issued 150,000 shares of redeemable series A preferred stock to Dynamic Health Products, Inc. in satisfaction of $1,500,000 of outstanding liabilities. The shares of preferred stock were subsequently transferred to JB Capital Corp., a company affiliated with our Chairman, Jugal K. Taneja. The redeemable series A preferred stock pays dividends at the rate of 10% per annum, which is cumulative from the date of issuance and payable quarterly which commenced

March 31, 2001. For the three months ended September 30, 2002 and 2003, $29,613 and $26,070 of accrued preferred dividends were paid with the six months ended September 30, 2002 and 2003, $67,113 and $52,140 of accrued preferred dividends were paid to JB Capital Corp. As of September 30, 2003, the holders of the preferred stock have redeemed 77,500 shares, or $775,000 with the balance of 72,500 preferred shares, or $725,000, representing the remaining preferred shares to be redeemed as included within current liabilities within “due to affiliates” based on the Company attaining certain positive net income as defined by the redeemable preferred stock agreement.

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

General

We manufacture, package and ship high-quality private label dietary supplements, over-the-counter drugs, and health and beauty care products for companies worldwide from our two manufacturing locations. Through our wholly-owned subsidiary, Breakthrough Engineered Nutrition, Inc. (“Breakthrough”), we market the Company’s product lines, Carbslim, Lean Protein™ and Thermo ZXE™ Through our wholly-owned subsidiary, Go2PBM Services, Inc., (“PBM”) we administer pharmacy benefit management services to health plans for unions, insurance companies, and other self-insured companies.

Results of Operations

Overview

We derive our revenues from developing, manufacturing, and wholesaling a wide variety of non-prescription dietary supplements, and health and beauty care products. We also derive revenues from the distribution of our branded product lines, Carbslim, Lean Protein and Thermo ZXE. In addition, we derive revenues from the services provided in connection with pharmacy benefit management. Revenues derived from our manufacturing and distribution segments are billed and recognized as product is produced and shipped, net of discounts, allowances, returns and credits. Service revenues are billed and recognized once the service has been provided.

Cost of goods sold is comprised of direct manufacturing and distribution material product costs, contracted service fees, direct personnel compensation and other statutory benefits and indirect costs relating to labor to support product manufacture and the warehousing of production and other manufacturing overhead as well as for prescription and claim-related costs attributable to providing pharmacy benefit management services. Research and development expenses are charged against cost of goods sold as incurred. Selling, general and administrative costs include management and general office salaries, advertising and promotional expenses, sales and marketing and other indirect operating costs.

Interest expense, net consists primarily of interest expense associated with borrowings to finance capital equipment expenditures and other working capital needs as partially offset by interest income earned on our funds held at banks.

Three Months Ended September 30, 2002 Compared To Three Months Ended September 30, 2003

Revenues. Total revenues increased approximately $2,845,000, or 87.4%, to approximately $6,098,000 for the three months ended September 30, 2003, as compared to approximately $3,253,000 for the three months ended September 30, 2002. Pharmacy benefit management revenues increased approximately $723,000, or 138.5%, to approximately $1,244,000 for the three months ended September 30, 2003, as compared to $522,000 for the three months ended September 30, 2002. Pharmacy benefit management revenues increased for the three months ended September 30, 2003 solely due to the increase of participating plan members based on the PBM activity derived from two HMO health plans as compared to only one HMO health plan in the corresponding period in 2002. Distribution revenues increased approximately $818,000, or 502.5%, to approximately $981,000 for the three months ended September 30, 2003, as compared to $163,000 for the three months ended September 30, 2002. For the three months ended September 30, 2003, revenues were derived primarily from three product lines, 11,737 cases of CarbSlim, 8,501 cases of Lean Protein Bites and

1,620 cases of Thermo ZXE were sold as compared to 6,530 cases sold for Lean Protein Bites and 5,265 cases of Thermo ZXE for the corresponding period in 2002. Thermo ZXE product line was introduced in September 2002 and the CarbSlim product line was introduced during July 2003. Distribution revenues increased overall due to new product line introductions and the related increased sales volumes and increased sales customers attributable to product line expansion. Manufacturing revenues increased approximately $2.8 million or 263.9%, to approximately $3,873,000 for the three months ended September 30, 2003, as compared to approximately $1,064,000 for the corresponding period. Increases in manufacturing segment revenues were primarily caused by the increased number of customers in addition to increases in the sizes of customer orders and shipments of private label and OTC manufacturing segment sales in the current three month period as compared to the previous three month period ended September 30, 2002.

Gross profit. Total gross profit increased approximately $832,000, or 84.6%, to approximately $1,817,000 for the three months ended September 30, 2003, as compared to approximately $984,000 for the three months ended September 30, 2002. Total gross margins decreased from 30.3% for the three months ended September 30, 2002, to 29.8% for the three months ended September 30, 2003. Pharmacy benefit management gross profits decreased approximately $4,000, or 5.2%, to approximately $80,000 for the three months ended September 30, 2003, as compared to $84,000 for the three months ended September 30, 2002. Pharmacy benefit management gross margin decreased to 6.4% for the three months ended September 30, 2003 as compared to 16.2% for the three months ended September 30, 2002. Gross profit dollars and gross margins decreased although sales revenues and HMO members increased due to continued increasing costs associated with member-generated pharmacy claims which translate into higher net claims dollars incurred and paid per member as compared to the corresponding three-month period. Distribution gross profit increased approximately $310,000, to approximately $418,000 for the three months ended September 30, 2003, as compared to $109,000 for the three months ended September 30, 2002. Distribution gross margins decreased to 42.7% for the three months ended September 30, 2003 as compared to 66.7% in the corresponding period in 2002. Although sales revenues increased and gross profit dollars increased, gross margins decreased due to the change in the mix of sales in the current three month period as caused by the introduction of the CarbSlim new product line which includes mass, distributor, convenience store, and retail-level promotional product mailings and sampling and other demo programs that were employed during that period thus causing increased net product costs. Manufacturing gross profit increased approximately $1,102,000, or 508.6%, to approximately $1,318,000 for the three months ended September 30, 2003, as compared to approximately $217,000 in the corresponding three-month period in 2002. For the three months ended September 30, 2003, manufacturing gross margins increased to 34%, from 20.4% in the corresponding three-month period in 2002. The increases in gross profit dollars and gross margins are primarily attributable to a current change in our private-label and OTC contract manufacturing sales portfolio that is yielding a higher gross margin.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of advertising and promotional expenses; personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters, rents, insurance; and depreciation and leasehold amortization expense. Selling, general and administrative expenses increased approximately $309,000, or 35.4%, to approximately $1,183,000 for the three months ended September 30, 2003, as compared to approximately $874,000 in the corresponding period. The increase is primarily attributable to rising insurance expenses in addition to increases in advertising and promotional expenses associated with our distribution segment, rents, as well as payroll expenses and costs associated with fringe benefits to support our distribution, manufacturing and pharmacy benefit management growth. As a percentage of sales, selling, general and administrative expenses decreased to 19.4% for the three months ended September 30, 2003 from 26.9% in the corresponding three-month period in 2002.

Interest income (expense), net. Interest expense, net of interest income, increased approximately $3,000 to approximately $(20,000) for the three months ended September 30, 2003, from approximately $(17,000) for the three months ended September 30, 2002. The increase in net interest expense is primarily attributable to the increase in credit line borrowings as partially offset by lower income earned based on amounts held in banks.

Income taxes. At September 30, 2003, the Company has $147,900 recorded as a deferred tax asset as it is more likely than not that the asset will be recognized in the future based on current earnings levels, available net operating loss carryforwards and other financials assumptions made based on current and future earnings projections.

Six Months Ended September 30, 2002 Compared To Six Months Ended September 30, 2003

Revenues. Total revenues increased approximately $2,540,000, or 33.1%, to approximately $10,204,000 for the six months ended September 30, 2003, as compared to approximately $7,664,000 for the six months ended September 30, 2002. Pharmacy benefit management revenues increased approximately $1,040,000, or 74.0%, to approximately $2,446,000 for the six months ended September 30, 2003, as compared to $1,406,000 for the six months ended September 30, 2002. Pharmacy benefit management revenues increased for the six months ended September 30, 2003 solely due to the increase of participating plan members based on the PBM activity derived from two HMO health plans as compared to only one HMO health plan in the corresponding period in 2002. Distribution revenues increased approximately $519,000, or 69.9%, to approximately $1,262,000 for the six months ended September 30, 2003, as compared to $743,000 for the six months ended September 30, 2002. For the six months ended September 30, 2003, revenues were derived primarily from three product lines, 11,737 cases of CarbSlim, 14,406 cases of Lean Protein Bites and 2,985 cases of Thermo ZXE were sold as compared to 15,771 cases sold for Lean Protein Bites and 5,265 cases of Thermo ZXE for the corresponding period in 2002. Thermo ZXE product line was introduced in September 2002 and the CarbSlim product line was introduced during July 2003. Distribution revenues increased overall due to new product line introductions and the related increased sales volumes and increased sales customers attributable to product line expansion. Manufacturing revenues increased approximately $980,000 or 17.8%, to approximately $6,496,000 for the six months ended September 30, 2003, as compared to approximately $5,516,000 for the corresponding period. Increases in manufacturing segment revenues was primarily caused by the increase in the Company’s customer base in addition to increased sizes of customer orders and shipments of private label and OTC manufacturing segment sales in the current six month period as compared to the previous six month period ended September 30, 2002.

Gross profit. Total gross profit increased approximately $539,000, or 24%, to approximately $2,785,000 for the six months ended September 30, 2003, as compared to approximately $2,246,000 for the six months ended September 30, 2002. Total gross margins decreased from 29.3% for the six months ended September 30, 2002, to 27.3% for the six months ended September 30, 2003. Pharmacy benefit management gross profits decreased approximately $38,000, or 19.3%, to approximately $159,000 for the six months ended September 30, 2003, as compared to $197,000 for the six months ended September 30, 2002. Pharmacy benefit management gross margin decreased to 6.5% for the six months ended September 30, 2003 as compared to 14% for the six months ended September 30, 2002. Gross profit dollars and gross margins decreased although sales revenues and HMO members increased as due to continued increasing costs associated with member-generated pharmacy claims which translate into higher net claims dollars incurred and paid per member as compared to the corresponding six-month period. Distribution gross profit increased approximately $306,000, to approximately $574,000 for the six months ended September 30, 2003, as compared to $268,000 for the six months ended September 30, 2002. Distribution gross margins increased to 45.5% for the six months ended September 30, 2003 as compared to 36.1% in the corresponding period in 2002. Sales revenues, gross profit dollars and gross margins increased due to the change in the mix of sales in the current six month period due to new product line introductions as partially offset by the initial introduction costs of the new product line which includes costs associated with mass, distributor, convenience store, and retail-level promotional product mailings and sampling and other demo programs that were employed during the current 2003 period. Manufacturing gross profit increased approximately $271,000, or 15.2%, to approximately $2,053,000 for the six months ended September 30, 2003, as compared to approximately $1,782,000 in the corresponding six-month period in 2002. For the six months ended September 30, 2003, manufacturing gross margins decreased to 31.6%, from 32.3% in the corresponding six-month period in 2002. The changes in gross profit dollars and gross margins are primarily attributable to a current change in our private-label and OTC contract manufacturing sales portfolio, in addition to the research and development efforts being employed as based on our plans to gain FDA approval via NDA and ANDA applications in process for the formulation and manufacture of generic drugs in the future.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of advertising and promotional expenses; personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters, rents, insurance; and depreciation and leasehold amortization expense. Selling, general and administrative expenses increased approximately $397,000, or 23.2%, to approximately $2,108,000 for the six months ended September 30, 2003, as compared to approximately $1,711,,000 in the corresponding period. The increase is primarily attributable to rising insurance expenses in addition to increases in advertising and promotional expenses associated with our distribution segment, rents, as well as payroll expenses and costs associated with fringe benefits to support our distribution, manufacturing and pharmacy benefit management growth. As a percentage of sales, selling, general and administrative expenses decreased to 20.7% for the six months ended September 30, 2003 from 22.3% in the corresponding six-month period in 2002.

Interest income (expense), net. Interest expense, net of interest income, increased approximately $4,000 to approximately $(42,000) for the six months ended September 30, 2003, from approximately $(37,000) for the six months ended September 30, 2002. The increase in net interest expense is primarily attributable to the increase in credit line borrowings as partially offset by lower income earned based on amounts held in banks.

Income taxes. At September 30, 2003, the Company has $147,900 recorded as a deferred tax asset as it is more likely than not that the asset will be recognized in the future based on current earnings levels, available net operating loss carryforwards and other financials assumptions made based on current and future earnings projections.

Financial Condition, Liquidity and Capital Resources

The Company has financed its operations through available borrowings under its credit line facilities, cash provided from operations and cash provided from the proceeds received from our initial public offering consummated November 2000. The Company had working capital of approximately $2,832,000 at September 30, 2003, inclusive of current portion of long-term obligations and credit facilities, as compared to working capital of approximately $2,728,000 at March 31, 2003. The increase in working capital is primarily attributable to net increases in inventory and receivables due to increased customer base and increasing sales dollar volumes as partially offset by increases in trade payables and in amounts due to affiliates. All of which is in line with the Company’s business plans.

Net cash provided by operating activities was approximately $47,000 for the six months ended September 30, 2003, as compared to net cash provided by operating activities of approximately $329,000 for the six months ended September 30, 2002. Cash provided is primarily attributable to net income of approximately $715,000, declines in prepaid expenses of approximately $68,000 based on normal amortization of prepaid account balances, increases in accrued expenses of approximately $172,000, depreciation of approximately $207,000, increases in trade accounts payable of approximately $2,128,000 due to increased purchasing for the manufacturing segment in order to meet open manufacturing customer orders in addition to purchasing for the distribution segment related to CarbSlim, the new product line launched July 2003, a decrease in accounts receivable-other of approximately $57,000 primarily based on collections received from our insurance company as related to our August 27, 2002 fire insurance claim, all of which is partially offset by an approximate $1.8 million increase in trade accounts receivable representing increases in credit sales, a net increase in inventory of approximately $1.2 million primarily due to customary purchasing cycles to meet open distribution and manufacturing segment customer orders and an approximate $218,000 increase in due from affiliates, net based on trade credit sales.

Net cash used in investing activities of approximately ($210,000) for the six months ended September 30, 2003 as compared to $5,000 net cash provided by investing activities for the corresponding period in 2002. The amounts were used primarily to purchase manufacturing machinery and lab equipment and related upgrades in addition to continued leasehold improvements in order to continue to meet our business plans surrounding our ability and belief in the future to receive FDA approval to formulate and manufacture our own brand of generic drugs.

Net cash provided by financing activities was approximately $67,000 for the six months ended September 30, 2003, as compared to net cash used in financing activities of approximately $(386,000) for the six months ended September 30, 2002. Net cash provided primarily represents liquidation of a $294,000 certificate of deposit that funded investing activities as described above, $50,000 of proceeds from lines of credit, approximately $16,000 received by the Company from vested stock options exercised, all of which was partially offset by payments on long-term obligations of approximately $237,000 and preferred stock dividend payments of approximately $52,000, which is a related party activity.

Subsequent to September 30, 2003, the Company received insurance proceeds of approximately $270,000 as related to the claims outstanding, that were recorded in accounts receivable-other as of September 30, 2003, as a direct result from the August 27, 2002 fire insurance claim. The final amount of the insurance proceeds due and payable to the Company has not yet been finalized by the Company or by the Company’s insurance company.

Management believes that cash expected to be generated from operations, current cash reserves, and existing financial arrangements will be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. The Company’s future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, continued expansion of existing capacities and capabilities, the public’s acceptance as evidenced through sales of our own branded distribution product lines Lean Protein Bites, Thermo ZXE and our new product line launched in July 2003, CarbSlim, the successful completion of and the FDAs acceptance of our ANDAs and NDAs for generic drug formulation and manufacture currently in process, and possible acquisitions. In particular, if cash flows from operations and available credit facilities are not sufficient, it will be necessary for the Company to seek additional financing. There can be no assurance that such financing will be available in amounts and on terms acceptable to the Company.

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

(b) Reports on Form 8-K.

The Company filed an 8-K on October 24, 2003 as related to the September 30, 2003 fiscal quarter ended revenues.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Companies, Inc.

Date: November 14, 2003	By:	/s/ Mihir K. Taneja
Mihir K. Taneja
Chief Executive Officer, Secretary and Director

Date: November 14, 2003	By:	/s/ Carol Dore-Falcone
Carol Dore-Falcone
Vice President and Chief Financial Officer