Form 10QSB
period 2003-12-31
INNOVATIVE COMPANIES INC
filed 2004-02-17
CIK 1098315

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

      EXCHANGE ACT OF 1934

For the quarter ended December 31, 2003

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of January 13, 2004 was 7,989,301 net of 157,960 treasury shares.

PART I – FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2003
	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$474,033	$920,520
Certificate of deposit, restricted	409,059	409,059
Certificate of deposit	294,883	—
Accounts receivable, net	879,454	1,414,571
Accounts receivable, other	354,293	223
Inventories, net	2,140,709	3,203,093
Prepaid expenses and other current assets	297,114	337,148
Due from affiliates, net	546,426	1,129,038
Deferred tax asset	147,900	131,200

Total current assets	$5,543,871	$7,544,852
Property, leaseholds and equipment, net	1,477,726	1,715,832
Intangible assets, net	960,047	960,047
Other assets	104,072	102,660

Total assets	$8,085,716	$10,323,391

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$919,710	$2,043,064
Credit lines payable	846,016	946,016
Current portion of long-term obligations	369,066	286,456
Accrued expenses	337,952	446,628
Obligations to affiliates	343,624	523,024

Total current liabilities	$2,816,368	$4,245,188
Long-term obligations, less current portion	225,282	139,664

Total liabilities	$3,041,650	$4,384,852

Redeemable series A preferred stock, no par value, $10 face value 150,000 shares authorized; 45,000 and 0 shares outstanding, at face value	$450,000	$—
Commitments and contingencies
Shareholders’ equity :
Preferred stock, no par value, 5,850,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 24,000,000 shares authorized; 7,727,634 and 7,929,268 shares issued and outstanding	$77,276	$79,293
Treasury Stock, $.01 par value; 143,600 and 157,960 shares, respectively	(1,436)	(1,580)
Additional paid in capital	29,840,205	30,059,417
Retained earnings (deficit)	(25,321,979)	(24,198,591)

Total shareholders’ equity	$4,594,066	$5,938,539

Total liabilities and shareholders’ equity	$8,085,716	$10,323,391

See accompanying notes to condensed consolidated financial statements.

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2003	2002	2003
Revenues:
PBM	$895,325	$1,591,942	$2,301,087	$4,038,070
Distribution	268,550	680,707	1,011,411	1,942,708
Manufacturing	2,116,497	3,647,937	7,657,963	10,144,212

Total revenues	$3,280,372	$5,920,586	$10,970,461	$16,124,990

Cost of goods sold:
PBM	806,688	1,515,206	2,015,815	3,802,565
Distribution	189,006	432,873	664,020	1,120,674
Manufacturing	1,480,939	2,276,165	5,240,704	6,719,922

Total cost of goods sold	$2,476,633	$4,224,244	$7,920,539	$11,643,161

Gross profit:
PBM	88,637	76,736	285,272	235,505
Distribution	79,544	247,834	347,391	822,034
Manufacturing	635,558	1,371,772	2,417,259	3,424,290

Total gross profit	$803,739	$1,696,342	$3,049,922	$4,481,829

Selling, general and administrative expenses	885,832	1,136,025	2,597,275	3,244,246

Operating income (loss) before Other income and expense	$(82,093)	$560,317	$452,647	$1,237,583
Other income (expense), net:
Other income (expense), net	240,485	3,704	461,605	77,921
Interest expense, net	(22,238)	(20,555)	(60,424)	(57,268)

Total other income (expense), net	$218,247	$(16,851)	$401,181	$20,653

Income (loss) before income taxes	$136,154	$543,466	$853,828	$1,258,236
Income tax benefit (expense)	147,900	(69,204)	147,900	(69,204)

Net income (loss)	$284,054	$474,262	$1,001,728	$1,189,032
Preferred stock dividends	26,848	13,500	93,961	65,640

Net income (loss) available to common shareholders	$257,206	$460,762	$907,767	$1,123,392

Basic income(loss) per share	$.04	$.06	$.13	$.15

Basic weighted average number of common shares outstanding	7,025,000	7,654,922	7,025,000	7,599,199

Diluted income (loss) per share	$.04	$.05	$.13	$.12

Diluted weighted average number of common shares outstanding	7,025,000	9,181,786	7,025,000	9,126,063

See accompanying notes to condensed consolidated financial statements.

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2002	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$1,001,728	$1,189,032
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	280,794	318,826
Gain on sale of equipment	—	(2,857)
Income tax expense, current	—	52,504
(Increase)decrease in net deferred income tax asset	(147,900)	16,700
Changes in operating assets and liabilities:
Accounts receivable, trade, net	209,196	(535,117)
Accounts receivable, other	(233,308)	354,070
Inventory, net	(110,389)	(1,062,384)
Prepaid expenses and other current assets	(269,656)	(40,034)
Other assets, net	(3,287)	1,412
Accounts payable	(121,362)	1,123,354
Accrued expenses	53,627	56,172
Due from affiliates, net	(386,127)	(583,212)

Net cash provided by operating activities	$273,316	$888,466

Cash flows from investing activities:
Insured disposal of leasehold improvements	$121,000	$—
Purchases of property, leaseholds and equipment	(186,446)	(574,079)
Proceeds from sale of equipment	—	20,000

Net cash used in investing activities	$(65,446)	$(554,079)

Cash flows from financing activities:
Net change in credit lines payable	$75,000	$100,000
Proceeds from issuance of long-term obligations	284,050	214,257
Payments of long-term obligations	(313,928)	(382,485)
Payments of preferred stock dividends	(93,961)	(65,640)
Redemption of a certificate of deposit	—	294,883
Proceeds from stock options exercised	—	226,085
Purchase of treasury shares	—	(5,000)
Payments for redemption of preferred stock	(275,000)	(270,000)

Net cash provided by (used in) financing activities	$(323,839)	$112,100

Net increase (decrease) in cash	(115,969)	446,487
Cash at beginning of period	392,638	474,033

Cash at end of period	$276,669	$920,520

	Nine Months Ended December 31, 2002	Nine Months Ended December 31, 2003
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$59,920	$58,529

Cash paid during the period for income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2002 AND 2003

(UNAUDITED)

NOTE 1–BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended December 31, 2002 and 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form-10KSB as of and for the years ended March 31, 2002 and 2003 as filed with the Securities and Exchange Commission on June 30, 2003.

NOTE 2–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

The condensed consolidated financial statements as of March 31, and December 31, 2003 and for the three and nine months ended December 31, 2002 and 2003 include the accounts of Innovative Companies, Inc. (the “Company”), (“Innovative”), which is continuing to doing manufacturing business as Innovative Health Products, Inc. (“Innovative Health”), and its Florida wholly-owned subsidiaries Breakthrough Engineered Nutrition, Inc. (“Breakthrough”), Belcher Pharmaceuticals, Inc., (“Belcher”) and Go2PBM Services, Inc. (“PBM”). Significant intercompany balances and transactions have been eliminated in consolidation.

b. Industry Segment

In accordance with the provisions of Statement of Financial Accounting Standards No. 131, (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker related to the allocation of resources and in the resulting assessment of the segment’s overall performance. As of March 31, 2003 and December 31, 2003, the Company had three industry segments: manufacturing, distribution and pharmacy benefit management. The $8,085,716 of total assets as of March 31, 2003 were comprised of $965,740 attributable to corporate, $5,883,651 attributable to manufacturing, $587,411 attributable to distribution and $648,914 attributable to pharmacy benefit management. The $10,323,391 of total assets as of December 31, 2003 were comprised of $648,585 attributable to corporate, $7,261,440 attributable to manufacturing, $1,301,969 attributable to distribution and $1,111,397 attributable to pharmacy benefit management.

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

We were required to adopt the provisions of FAS 141 effective July 1, 2001 and FAS 142 effective April 1, 2002 and therefore, amortization expense is not longer recorded. For the year ended March 31, 2003 and for the nine months ended December 31, 2003, no impairment losses have been recorded. The unamortized balance of goodwill at March 31, and December 31, 2003 was $728,896.

h. Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. In accordance with the implementation of FAS 144, a Company is to select an initial valuation and assessment date to perform a valuation to determine whether there is a risk of asset impairment. The Company has selected its annual valuation date for assessment of long-lived assets, certain identifiable intangibles and goodwill impairment as January 1, 2003 for each of its operating units, for the fiscal year ending March 31, 2003 and then for each fiscal year thereafter. There have been no impairment losses recorded for the fiscal year ended March 31,2003 or for the nine months ended December 31, 2003.

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

As of December 31, 2003, the reconciliation of basic and fully diluted earnings per share is as follows:

	Three months ended	Nine months ended
Weighted average shares	7,654,922	7,599,199
Dilutive potential common shares	1,526,864	1,526,864

Diluted weighted average shares	9,181,786	9,126,063

Anti-dilutive options not included	—	—

k. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at March 31, and December 31, 2003, as well as the reported amounts of revenues and expenses for the three and nine months ended December 31, 2002 and 2003. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

l. Concentration of Credit and Sales Risk

As related to consolidated sales revenues for the three and nine months ended December 31, 2003, three customers accounted for 26.9%, 8.2% and 5.3% for the three months ended and four customers accounted for 25%, 17.4%, 5.4% and 5.1% for the nine months ended. The customers with the 26.9%, the 25% and the 5.4% are related parties. As of December 31, 2003, the evaluation of credit risk concentration with respect to consolidated trade accounts receivable resulted in two customers representing 20.2% and 8.9% of the total outstanding; one of these customers is also the same customer who are disclosed representing 8.2% and 5.1% revenues for each of the respective periods described.

The Company has no concentration of customers within specific geographic areas outside the United States that would give rise to significant geographic credit risk.

m. Revenue Recognition

In accordance with SAB 101, Revenue Recognition, revenues are recognized by the Company when the merchandise is shipped to the customer.

n. Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $18,191 and $14,567 for the three months ended December 31, 2002 and 2003, respectively, with $51,565 and $79,273 representing advertising expense for the nine months ended December 31, 2002 and 2003.

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

Long-term Obligations: The fair value of the Company’s fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At March 31, and December 31, 2003, the fair value of the Company’s long-term obligations approximated its carrying value.

Credit Lines Payable: The carrying amount of the Company’s credit lines payable approximates fair market value since the interest rate on these instruments corresponds to market interest rates.

p. Reclassifications

Certain reclassifications have been made to the financial statements for the nine months ended December 31, 2002 to conform to the presentation for the nine months ended December 31, 2003.

NOTE 3–ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consist of the following:

	March 31, 2003	December 31, 2003
Trade accounts receivable	$1,088,968	$1,558,718
Less allowance for uncollectible accounts	(209,514)	(144,147)

	$879,454	$1,414,571

As of March 31, 2003, the total accounts receivable balance of $1,088,968 includes $934,484 related to the Company’s manufacturing segment and $154,484 related to the Company’s distribution segment. As of December 31, 2003, the total accounts receivable balance of $1,558,718 includes $1,254,722 related to the Company’s manufacturing segment and $303,996 related to the Company’s distribution segment.

NOTE 4–STOCK OPTION PLAN

Employee Stock Option Plan

The following represents the employees’ common stock options outstanding as of December 31, 2003:

Option balance outstanding, September 30, 2003	835,000
Granted	0
Exercised	(10,000)
Forfeited	0

Option balance outstanding, December 31, 2003	825,000

For the three months December 31, 2003, 10,000 vested stock options were exercised all at their $2.00 exercise price resulting in $20,000 net proceeds being received by or in transit to the Company as of December 31, 2003. As of December 31, 2003, of the 825,000 employees’ common stock options outstanding, 341,665 of those options were vested with 483,335 options being nonvested.

NonEmployee Stock Option Plan

The following represents the nonemployees’ common stock options outstanding as of December 31, 2003:

Option balance outstanding, September 30, 2003	836,865
Granted	0
Exercised	(138,334)
Forfeited	0

Option balance outstanding, December 31, 2003	698,531

For the three months ended December 31, 2003, 138,334 vested stock options were exercised at exercise prices ranging from $0.88 to $1.10 resulting in $151,265.70 net proceeds being received by or in transit to the Company. Of the 698,531 nonemployees’ common stock options outstanding, 124,531 of those options were vested with 574,000 options being nonvested.

NOTE 5- INCOME TAXES

Income taxes for the year ended March 31, 2003 and for the nine months ended December 31, 2003 differ from the amounts computed by applying the effective income tax rates to income before income taxes as a result of the following:

	March 31,	December 31,
	2003	2003
Computed tax expense (benefit) at the statutory rate	$425,800	441,261
Increase (decrease) in taxes resulting from:
Effect of permanent differences:
Goodwill, stock options and other permanent differences	6,226	(102,427)
Effect of temporary differences:
Accruals and allowances	(17,702)	32,811
Depreciation and amortization	(65,918)	(37,021)
Net operating loss	(348,406)	(247,509)
Research credits	—	(17,911)

Income tax expense	$—	69,204

Temporary differences that give rise to deferred tax assets and liabilities are as follows:

	March 31,	December 31,
	2003	2003
Deferred tax assets:
Bad debts	$85,000	$63,650
Inventories	6,700	41,715
Accrued vacation	19,200	18,291
Deposits	30,000	53,937
Amortization	—	65,914
Net operating loss carryforwards	264,300	251,723
Less: valuation allowance	—

	$405,200	$495,230

Deferred tax liabilities:
Fixed asset basis differences	$(209,300)	$(351,225)
Amortization	(48,000)	(12,805)

	(257,300)	$(364,030)

Net deferred tax asset recorded	$147,900	$131,200

NOTE 6–RELATED PARTY TRANSACTIONS

Revenues: For the three months ended December 31, 2002 and 2003, manufacturing revenues of approximately $21,799 and $239,772 respectively, were recorded from sales by the Company to subsidiaries of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the three months ended December 31, 2002 and 2003, manufacturing revenues of $8,149 and $291,598, respectively, were recorded from sales by the Company to VerticalHealth Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a shareholder.

For the three months ended December 31, 2002 and 2003, distribution revenues of approximately $2,952 and $0 were recorded from sales by the Company to VerticalHealth Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a shareholder.

For the three months ended December 31, 2002 and 2003, pharmacy benefit management revenues of approximately $895,325 and $1,591,942 respectively, were recorded from sales by the Company to CarePlus Health Plan, an affiliate of the Company’s board member Mr. Zappala. Our wholly-owned subsidiary, Go2PBMServices, Inc., derives 100% of its revenues from this contract.

Revenues: For the nine months ended December 31, 2002 and 2003, manufacturing revenues of approximately $69,723 and $410,809 respectively, were recorded from sales by the Company to subsidiaries of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the nine months ended December 31, 2002 and 2003, manufacturing revenues of $3,176 and $41,393, respectively, were recorded from sales by the Company to DrugMax, Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the nine months ended December 31, 2002 and 2003, manufacturing revenues of $102,965 and $716,653, respectively, were recorded from sales by the Company to VerticalHealth Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a shareholder.

For the nine months ended December 31, 2002 and 2003, distribution revenues of approximately $8,541 and $3,464 were recorded from sales by the Company to VerticalHealth Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a shareholder.

For the nine months ended December 31, 2002 and 2003, pharmacy benefit management revenues of approximately $2,301,087 and $4,038,070 respectively, were recorded from sales by the Company to CarePlus Health Plan, an affiliate of the Company’s board member Mr. Zappala. Our wholly-owned subsidiary, Go2PBMServices, Inc., derives 100% of its revenues from this contract

Trade Accounts Receivable/ Trade Accounts Payable: Amounts due to affiliates and amounts due from affiliates represent balances owed by or amounts owed to the Company for sales occurring in the normal course of business. Amounts due to and amounts due from these affiliates are in the nature of trade payables or receivables and fluctuate based on sales volume and payments received.

As of March 31, and December 31, 2003, for the manufacturing segment, $18,297 and $221,732 was due from subsidiaries of Dynamic Health Products. $57,700 and $57,700, respectively, was due to DrugMax., $28,982 and $252,174 was due from VerticalHealth,Inc.

As of March 31, and December 31, 2003, for the pharmacy benefit management segment, $391,743 and $594,396 was due from CarePlus Health.

Preferred Stock Transactions: In September 1999, the Company issued 150,000 shares of redeemable series A preferred stock to Dynamic Health Products, Inc. in satisfaction of $1,500,000 of outstanding liabilities. The shares of preferred stock were subsequently transferred to JB Capital Corp., a company affiliated with our Chairman, Jugal K. Taneja. The redeemable series A preferred stock pays dividends at the rate of 10% per annum, which is cumulative from the date of issuance and payable quarterly which commenced March 31, 2001. For the three months ended December 31, 2002 and 2003, $26,848 and $13,500 of accrued preferred dividends were paid with the nine months ended December 31, 2002 and 2003, $93,961 and $65,640 of accrued preferred dividends were paid to JB Capital Corp. As of December 31, 2003, the holders of the preferred stock have redeemed 105,000 shares, or $1,050,000 with the balance of 45,000 preferred shares, or $450,000, representing the remaining preferred shares to be redeemed as included within current liabilities within “due to affiliates” based on the Company attaining certain positive net income as defined by the redeemable preferred stock agreement.

NOTE 7-SUBSEQUENT EVENTS

On January 30, 2004 the Company received $4.8 million of loan proceeds based on closing a three-year, 6% $5 million convertible note, through a private placement with Laurus Master Fund, Ltd. due January 29, 2007 together with warrants to purchase 150,000 shares of common stock. 75,000 warrants are priced at $7.34, 50,000 warrants are priced at $7.98 and 25,000 warrants are priced at $8.62; all warrants are exercisable until January 29, 2011.

On January 30, 2004, the Company paid off the lines of credit and the 5-year term note outstanding with First Community Bank of America for a total amount paid of $1,206,756.

On February 3, 2004, the Company paid the holders of the redeemable Series A, 10%, preferred stock $466,000 which represented $450,000 in order to redeem the remaining 45,000 shares outstanding of the Series A preferred stock in addition to the $16,000 of dividends accrued and outstanding to date.

On February 9, 2004, the Company, through its newly formed wholly-owned subsidiary Belcher Capital Corporation, a Delaware corporation, received $4.8 million by issuing 5 million shares of Series A, 6% convertible, preferred stock together with warrants to purchase 150,000 shares of common stock. Dividends are payable quarterly commencing on March 1, 2004. 75,000 warrants are priced at $7.25, 50,000 warrants are priced at $7.88 and 25,000 warrants are priced at $8.51; all warrants are exercisable until February 10, 2011. The Company is required to retain the proceeds from the sale of the Series A, 6% convertible preferred stock in a restricted bank account until such stock is converted to common stock.

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

General

We manufacture, package and ship high-quality private label dietary supplements, over-the-counter drugs, and health and beauty care products for companies worldwide from our two manufacturing locations, Innovative Health and Belcher. Through our wholly-owned subsidiary, Breakthrough Engineered Nutrition, Inc. (“Breakthrough”), we market the Company’s product lines, Carbslim,

Lean Protein™ and Thermo ZXE™ Through our wholly-owned subsidiary, Go2PBM Services, Inc., (“PBM”) we administer pharmacy benefit management services to health plans for unions, insurance companies, and other self-insured companies.

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

Three Months Ended December 31, 2002 Compared To Three Months Ended December 31, 2003

Revenues. Total revenues increased approximately $2,641,000, or 80.5%, to approximately $5,921,000 for the three months ended December 31, 2003, as compared to approximately $3,280,000 for the three months ended December 31, 2002. Pharmacy benefit management revenues increased approximately $697,000, or 77.8%, to approximately $1,592,000 for the three months ended December 31, 2003, as compared to $895,000 for the three months ended December 31, 2002. Pharmacy benefit management revenues increased for the three months ended December 31, 2003 solely due to the increase of participating plan members based on the PBM activity derived from two HMO health plans as compared to only one HMO health plan in the corresponding period in 2002. Distribution revenues increased approximately $412,000, or 153.5%, to approximately $681,000 for the three months ended December 31, 2003, as compared to $269,000 for the three months ended December 31, 2002. For the three months ended December 31, 2003, revenues were derived primarily from three product lines, CarbSlim, Lean Protein Bites and Thermo ZXE as compared to only two products lines, Lean Protein Bites and Thermo ZXE, for the corresponding period in 2002. The CarbSlim product line was introduced during July 2003. Distribution revenues increased overall due to new product line introductions and the related increased sales volumes and increased customer base attributable to marketing efforts and related product line expansion. Manufacturing revenues increased approximately $1.5 million or 72.4%, to approximately $3,648,000 for the three months ended December 31, 2003, as compared to approximately $2,116,000 for the corresponding period. Increases in manufacturing segment revenues were primarily caused by the increased number of customers in addition to increases in the sizes of customer orders and shipments of private label and OTC manufacturing segment sales in the current three month period as compared to the previous three month period ended December 31, 2002.

Gross profit. Total gross profit increased approximately $892,000, or 111.1%, to approximately $1,696,000 for the three months ended December 31, 2003, as compared to approximately $804,000 for the three months ended December 31, 2002. Total gross margins increased from 24.5% for the three months ended December 31, 2002, to 28.7% for the three months ended December 31, 2003. Pharmacy benefit management gross profits decreased approximately $12,000, or 13.4%, to approximately $77,000 for the three months ended December 31, 2003, as compared to $89,000 for the three months ended December 31, 2002. Pharmacy benefit management gross margin decreased to 4.8% for the three months ended December 31, 2003 as compared to 9.9% for the three months ended December 31, 2002. Gross profit dollars and gross margins decreased although sales revenues and HMO members increased due to continued increasing costs associated with member-generated pharmacy claims which translate into higher net claims dollars incurred and paid per member as compared to the corresponding three-month period. Distribution gross profit increased approximately $168,000, to approximately $248,000 for the three months ended December 31, 2003, as compared to $80,000 for the three months ended December 31, 2002. Distribution gross margins increased to 36.4% for the three months ended December 31, 2003 as compared to 29.6% in the corresponding period in 2002. Manufacturing gross profit increased approximately $736,000, or 115.8%, to approximately $1,372,000 for the three months ended December 31, 2003, as compared to approximately $636,000 in the corresponding three-month period in 2002. For the three months ended December 31, 2003, manufacturing gross margins increased to 37.6%, from 30% in the corresponding three-month period in 2002. The increases in gross profit dollars and gross margins are primarily attributable to a current change in our private-label and OTC contract manufacturing sales portfolio that is yielding a higher gross margin.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of advertising and promotional expenses; personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters, rents, insurance; and depreciation and leasehold amortization expense. Selling, general and administrative expenses increased approximately $250,000, or 28.2%, to approximately $1,136,000 for the three months ended December 31, 2003, as compared to approximately $886,000 in the corresponding period. The increase is primarily attributable to rising insurance expenses in addition to increases in advertising and promotional expenses associated with our distribution segment, rents, as well as payroll expenses and costs associated with fringe benefits to support our distribution, manufacturing and pharmacy benefit management growth. As a percentage of sales, selling, general and administrative expenses decreased to 19.2% for the three months ended December 31, 2003 from 27% in the corresponding three-month period in 2002.

Interest income (expense), net. Interest expense, net of interest income, decreased approximately $2,000 to approximately $(20,000) for the three months ended December 31, 2003, from approximately $(22,000) for the three months ended December 31, 2002. The decrease in net interest expense is primarily attributable to the overall declining balances in total debt outstanding as compared to the three-month corresponding period in 2002.

Income taxes. At December 31, 2003, the Company has $131,200 recorded as a deferred tax asset as it is more likely than not that the asset will be recognized in the future based on current earnings levels, available net operating loss carryforwards and other financials assumptions made based on current and future earnings projections. For the three months ended December 31, 2003, the Company has recorded a total of $69,204 of income tax expense which is comprised of approximately $53,000 of current income tax expense and $16,000 of deferred income tax expense.

Nine Months Ended December 31, 2002 Compared To Nine Months Ended December 31, 2003

Revenues. Total revenues increased approximately $5,155,000, or 47.0%, to approximately $16,125,000 for the nine months ended December 31, 2003, as compared to approximately $10,970,000 for the nine months ended December 31, 2002. Pharmacy benefit management revenues increased approximately $1,737,000, or 75.5%, to approximately $4,038,000 for the nine months ended December 31, 2003, as compared to $2,301,000 for the nine months ended December 31, 2002. Pharmacy benefit management revenues increased for the nine months ended December 31, 2003 solely due to the increase of participating plan members based on the PBM activity derived from two HMO health plans as compared to only one HMO health plan in the corresponding period in 2002. Distribution revenues increased approximately $932,000, or 92.1%, to approximately $1,943,000 for the nine months ended December 31, 2003, as compared to $1,011,000 for the nine months ended December 31, 2002. For the nine months ended December 31, 2003, revenues were derived primarily from three product lines, CarbSlim, Lean Protein Bites and Thermo ZXE as compared to only two product lines, Lean Protein Bites and Thermo ZXE, for the corresponding period in 2002. The CarbSlim product line was introduced during July 2003. Distribution revenues increased overall due to new product line introductions and the related increased sales volumes and increased customer base attributable to marketing efforts and related product line expansion. Manufacturing revenues increased approximately $2,486,000 or 32.5%, to approximately $10,144,000 for the nine months ended December 31, 2003, as compared to approximately $7,658,000 for the corresponding period. Increases in manufacturing segment revenues was primarily caused by the increase in the Company’s customer base in addition to increased sizes of customer orders and shipments of private label and OTC manufacturing segment sales in the current nine month period as compared to the previous nine month period ended December 31, 2002.

Gross profit. Total gross profit increased approximately $1,432,000, or 46.9%, to approximately $4,482,000 for the nine months ended December 31, 2003, as compared to approximately $3,050,000 for the nine months ended December 31, 2002. Total gross margins were consistent at 27.8% for the nine months ended December 31, 2003 and 2002. Pharmacy benefit management gross profits decreased approximately $50,000, or 17.5%, to approximately $235,000 for the nine months ended December 31, 2003, as compared to $285,000 for the nine months ended December 31, 2002. Pharmacy benefit management gross margin decreased to 5.8% for the nine months ended December 31, 2003 as compared to 12.4% for the nine months ended December 31, 2002. Gross profit dollars and gross margins decreased although sales revenues and HMO members increased as due to continued increasing costs associated with member-generated pharmacy claims which translate into higher net claims dollars incurred and paid per member as compared to the corresponding nine-month period. Distribution gross profit increased approximately $475,000, to approximately $822,000 for the nine months ended December 31, 2003, as compared to $347,000 for the nine months ended December 31, 2002. Distribution gross margins increased to 42.3% for the nine months ended December 31, 2003 as compared to 34.3% in the corresponding period in 2002. Sales revenues, gross profit dollars and gross margins increased due to the change in the mix of sales in the current nine month period due to new product line introductions as partially offset by the initial introduction costs of the new product line which includes costs associated with mass, distributor, convenience store, and retail-level promotional product mailings and sampling and other demo programs that were employed during the current 2003 period. Manufacturing gross profit increased approximately $1,007,000, or 41.7%, to approximately $3,424,000 for the nine months ended December 31, 2003, as compared to approximately $2,417,000 in the corresponding nine-month period in 2002. For the nine months ended December 31, 2003, manufacturing gross margins increased to 33.8%, from 31.6% in the corresponding nine-month period in 2002. The changes in gross profit dollars and gross margins are primarily attributable to a current change in our private-label and OTC contract manufacturing sales portfolio, as partially offset by costs associated with the research and development efforts being employed as based on our plans to gain FDA approval via NDA and ANDA applications in process for the formulation and manufacture of generic drugs in the future.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of advertising and promotional expenses; personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters, rents, insurance; and depreciation and leasehold amortization expense. Selling, general and administrative expenses increased approximately $647,000, or 24.9%, to approximately $3,244,000 for the nine months ended December 31, 2003, as compared to approximately $2,597,000 in the corresponding period. The increase is primarily attributable to rising insurance expenses in addition to increases in advertising and promotional expenses associated with our distribution segment, rents, as well as payroll expenses and costs associated with fringe benefits to support our distribution, manufacturing and pharmacy benefit management growth. As a percentage of sales, selling, general and administrative expenses decreased to 20.1% for the nine months ended December 31, 2003 from 23.7% in the corresponding nine-month period in 2002.

Interest income (expense), net. Interest expense, net of interest income, decreased approximately $3,000 to approximately $(57,000) for the nine months ended December 31, 2003, from approximately $(60,000) for the nine months ended December 31, 2002. The increase in net interest expense is primarily attributable to the decrease total debt outstanding in the current period as compared to the corresponding period in 2002.

Income taxes. At December 31, 2003, the Company has $131,200 recorded as a deferred tax asset as it is more likely than not that the asset will be recognized in the future based on current earnings levels, available net operating loss carryforwards and other financials assumptions made based on current and future earnings projections. For the three months ended December 31, 2003, the Company has recorded a total of $69,204 of income tax expense which is comprised of approximately $53,000 of current income tax expense and $16,000 of deferred income tax expense.

Financial Condition, Liquidity and Capital Resources

The Company has financed its operations through available borrowings under its credit line facilities, cash provided from operations and cash provided from the proceeds received from our initial public offering consummated November 2000. The Company had working capital of approximately $3,300,000 at December 31, 2003, inclusive of current portion of long-term obligations and credit facilities, as compared to working capital of approximately $2,728,000 at March 31, 2003. The increase in working capital is primarily attributable to net increases in cash, inventory and receivables due to increased customer base and increasing sales dollar volumes as partially offset by increases in trade payables and in amounts due to affiliates. All of which is in line with the Company’s business plans.

Net cash provided by operating activities was approximately $888,000 for the nine months ended December 31, 2003, as compared to net cash provided by operating activities of approximately $273,000 for the nine months ended December 31, 2002. Cash provided is primarily attributable to net income of approximately $1.2 million, increases in accrued expenses of approximately $56,000, depreciation of approximately $319,000, increases in trade accounts payable of approximately $1.1 million due to increased purchasing for the manufacturing and distribution segments in order to meet open manufacturing and distribution customer orders, a decrease in accounts receivable-other of approximately $354,000 primarily based on collections received from our insurance company as related to our August 27, 2002 fire insurance claim, and increases in current and deferred income tax expense of approximately $69,000 all of which is partially offset by an approximate $535,000 increase in trade accounts receivable representing increases in credit sales, a net increase in inventory of approximately $1.0 million primarily due to customary purchasing cycles to meet open distribution and manufacturing segment customer orders and an approximate $583,000 increase in due from affiliates, net based on trade credit sales and the reclassification of $450,000, or 45,000 shares, of redeemable preferred stock, and increases in prepaid expenses of approximately $40,000.

Net cash used in investing activities of approximately ($554,000) for the nine months ended December 31, 2003 as compared to ($65,000) net cash used in investing activities for the corresponding period in 2002. The amounts were used primarily to purchase manufacturing machinery and lab equipment and related upgrades in addition to continued leasehold improvements in order to continue to meet our business plans surrounding our ability and belief in the future to receive FDA approval to formulate and manufacture our own brand of generic drugs.

Net cash provided by financing activities was approximately $112,000 for the nine months ended December 31, 2003, as compared to net cash used in financing activities of approximately $(324,000) for the nine months ended December 31, 2002. Net cash provided primarily represents liquidation of a $294,000 certificate of deposit that funded investing activities as described above, $100,000 of proceeds from lines of credit, $214,000 of proceeds received from issuance of insurance premium financing, approximately $226,000 received by the Company from vested stock options exercised, all of which was partially offset by payments on long-term obligations of approximately $382,000, purchase of treasury shares of $5,000, redemption of 27,000 shares of preferred stock for $270,000 and preferred stock dividend payments of approximately $65,000. The stock redemption and the related dividend payments are a related party activity.

Subsequent to December 31, 2003, the Company received $9.6 million, net, of a combination of debt and preferred stock funding proceeds. The Company used approximately $1.2 million of the debt proceeds to pay-off lines of credit and a term note with a bank. Approximately $4.8 million of the preferred stock proceeds were placed in a restricted bank account and pledged as collateral against the portion of the preferred stock that has not been converted. The remaining funds will be used for corporate and working capital purposes.

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

(b) Reports on Form 8-K.

The Company filed an 8-K on November 17, 2003 as related to the September 30, 2003 fiscal quarter and six-month ended financial results.

The Company filed an 8-K on February 11, 2004 as related to the December 31, 2003 fiscal quarter and nine-month ended financial results.

The Company filed an 8-K on February 13, 2004 as related to the $5 million 6%, convertible debt and $5 million 6%, convertible Series A preferred stock funding with Laurus Master Fund.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Companies, Inc.

Date: February 17, 2004	By: /s/ Mihir K. Taneja
Mihir K. Taneja
Chief Executive Officer, Secretary and Director

Date: February 17, 2004	By: /s/ Carol Dore-Falcone
Carol Dore-Falcone
Vice President and Chief Financial Officer