Form 10KSB/A
period 2003-03-30
INNOVATIVE COMPANIES INC
filed 2004-03-25
CIK 1098315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10KSB/A

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

Common Capital Stock

(Title of Class)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Ye  ☒    No  ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

Issuer’s revenues for its most recent fiscal year were $14,731,514.

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

Business Overview

At Innovative Companies, Inc., we manufacture, package and ship high-quality private label dietary supplements, over-the-counter drugs, and health and beauty care products for companies worldwide under two of our Florida-incorporated companies, Innovative Health Products, Inc. and Belcher Pharmaceuticals, Inc. Belcher Pharmaceuticals is our FDA-registered, over-the-counter (“OTC”), manufacturing company. As a private-label contract manufacturer, we develop and manufacture for ourselves, and our customers, dietary supplements and health and beauty care products for distribution through various outlets. During fiscal 2003, Belcher has also begun the initial steps in becoming a generic drug manufacture and distribution facility. Through Breakthrough Engineered Nutrition, Inc., we distribute two of our own product lines; Lean Protein, a three SKU (“Store Keeping Unit”), high protein zero and low carbohydrate foods line, and Thermo ZXE, a five SKU energy drink line. Go2PBM Services, Inc, a Florida corporation, is our pharmacy benefit management company that manages multiple health care plan members and their related pharmacy claims.

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

Currently, we can manufacture approximately 270 million tablets and capsules and four million bottles annually. For the fiscal year ended March 31, 2003, we operated at approximately 60% of our total capacity. Our manufacturing facilities normally operate two shifts per day, five days per week. Certain packaging lines or capsule and tablet production lines run longer as demand warrants. We operate flexible manufacturing lines that can shift output efficiently among various pieces of equipment depending upon factors such as batch size, tablets or capsule count, and labeling requirements. We strive to fulfill and ship all orders within 30-60 days. While we believe we can double our sales volume without expanding our current facilities, we will expand our manufacturing capacities upon receiving Food and Drug Administration registration for production of generic and other over-the-counter drugs. An increase in production would require additional space and personnel for warehousing and shipping operations, but would not necessarily require substantial capital investment.

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

SELECTED QUARTERLY DATA

	Quarter ended: June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	Mar. 31, 2002
Net sales	$1,788,962	$1,700,097	$1,748,764	$3,745,621
Gross profit	$360,033	$369,997	$409,748	$844,728
SGA	$725,092	$758,698	$815,628	$877,661
Net income/(loss) available to common shareholders	$(403,394)	$(445,509)	$(475,461)	$49,881
Basic and fully diluted earnings (loss) per share	$(0.06)	$(0.06)	$(0.07)	$0.01
Basic and fully diluted weighted average number of common shares outstanding	7,025,000	7,025,000	7,025,000	7,025,000

SELECTED QUARTERLY DATA

	Quarter ended: June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003
Net sales	$4,411,133	$3,253,360	$3,280,372	$3,786,649
Gross profit	$1,263,275	$984,179	$803,739	$967,616
SGA	$838,587	$874,041	$885,832	$1,066,172
Other income/ (expense), net	$8,644	$211,580	$240,485	$248,702
Net income/(loss) available to common shareholders	$375,805	$274,840	$257,206	$122,927
Basic and fully diluted earnings (loss) per share	$0.05	$0.04	$0.04	$0.02
Basic and fully diluted weighted average number of common shares outstanding	7,025,000	7,025,000	7,025,000	7,073,266

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We derive our revenues from developing, manufacturing and wholesaling a wide variety of non-prescription dietary supplements, and health and beauty care products. We also derive revenues from the distribution of our branded product lines, Lean Protein and Thermo ZXE. In addition, we derive revenues from the services provided in connection with pharmacy benefit management. Revenues are billed and recognized as product is produced and shipped, net of discounts, allowances, returns and credits. Service revenues are billed and recognized once the service has been provided. The PBM’s revenues are comprised of amounts billed and recognized based on the number of eligible plan members, plan member claims and related administration costs for the number of members and the number of claims for the period.

Cost of goods sold is comprised of direct manufacturing and manufacturing and distribution material product costs, contracted service fees, direct personnel compensation and other statutory benefits and indirect costs relating to labor to support product manufacture, distribution and the warehousing of production and other manufacturing overhead. The PBM cost of sales amounts recognized represent the direct and indirect costs of the prescription claims that were filled for eligible plan members for the period.

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

Other Income (Expense), Net. For the fiscal year ended March 31, 2003, the balance in other income/(expense), net, was $709,411 as compared to $124,045 for the corresponding period. Of the $709,411 for fiscal 2003, approximately $664,038 was recorded due to a fire loss that occurred on August 27, 2002, where a commercial building where one of our manufacturing facilities is located, was exposed to and incurred smoke and water damage. The total amount of the insurance claim to date was approximately $1 million based on two insurance policies with face amounts of $500,000 each for current replacement value of “property”, which includes inventory, equipment and leasehold improvements and “business interruption”. Of the $664,000 of other income, $500,000 was attributable to business interruption income that was recognized as recorded within “other income”; the revenue recognition was limited to $500,000 based on policy limitations. The remaining $164,000 income within other income was attributable to replacement value amounts received from the insurance company for leasehold improvements and inventory in excess of their carrying value. The $169,795 of inventory and $96,600 of net book value of leasehold improvements were charged (debited) to “other income/expense” line item. As of March 31, 2003, the final financial assessment has not been made by our Company or by our insurance company.

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

Net cash provided by operating activities was $1,198,711 for the fiscal year ended March 31, 2003, as compared to net cash used in operating activities of ($1,689,316) for the fiscal year ended March 31, 2002 . Cash provided was primarily attributable to net income before preferred dividends of $1,150,809 based on net increases in consolidated gross profits of approximately $2 million, increases in other income of approximately $580,000 and a tax benefit of $147,000 as partially offset by increases in operational expenses of approximately $480,000 and preferred dividends of approximately $120,000, a decrease in trade accounts receivable of $850,807 based on customers remittances on sales revenue for the manufacturing and distribution segments of approximately $11.4 million, and increase for both the segments in aggregate of approximately $4.8 million. PBM segment credit sales are excluded from trade accounts receivable as they are reported within due from affiliates based on transactions with related parties, depreciation of $381,352 from corporate and manufacturing assets, an increase in accrued expenses of $79,603 and $21,052 due to a write-off of a note receivable all of which was partially offset by a decrease in accounts payable of $513,207 representing quicker payments on trade vendor accounts outstanding although consolidated selling, general and administrative operational expenses increased approximately $480,000, an increase in due from affiliates, net, of $130,689, primarily due to increases in related party PBM segment sales activity of approximately $1.4 million, an increase in accounts receivable-other, of $354,293 representing the final amounts due for the August 2002 fire-insurance claim, an increase in prepaid and other current assets of $120,302, an increase in inventory of $19,303 and an increase of $147,900 in the deferred tax asset.

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

SUMMARY COMPENSATION TABLE

	Annual Compensation					Long-Term Compensation
						Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award	Securities Underlying Options / SARs (#) (1)	LTIP Payouts ($)	All Other Compensation ($)
Mihir K. Taneja, Chief Executive Officer	2003 2002 2001	158,917 151,196 110,757	— —	— — —	— — —	100,000 — 50,000	— — —	— — —

Kotha S. Sekharam, Ph.D., President	2003 2002 2001	91,951 91,805 90,984	— — —	— — —	— — —	50,000 — 50,000	— — —	— — —

Carol Dore-Falcone,	2003	118,149	—	—	—	50,000	—	—

Vice President and	2002	112,228	—	—	—	—	—	—

Chief Financial Officer	2001	108,591	—	—	—	50,000	—	—

(1)	On December 1, 2000 and June 20, 2002 , each of the officers were granted common stock options by action of the Board of Directors. The options vest prorata over a three year period beginning December 1, 2001 and June 20, 2003, respectively. The exercise price of the options for the December 1, 2000 grant was $2.00 with the exercise price of the options for the June 20, 2002 grant was $0.85 as based on the closing price of the Company’s stock on the NASDAQ SmallCap Market the business date prior to the date of the grant.

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

On June 20, 2002, the board of directors approved the granting a total of 250,000 options, to be allocated to each of the Company’s officers of record as of that date. The exercise price of the options granted on June 20, 2002 was $0.85 per share based on the closing price on the NASDAQ on June 19, 2002. Each of the officers’ of record were to receive the options based on their years of service and their salary. The following represents the officers’ common stock options outstanding as of March 31, 2003:

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

1999 Non-Employee Stock Option Plan

On September 30, 1999, our Board of Directors and sole stockholder adopted our 1999 non-employee stock option plan. The 1999 non-employee plan enables us to attract and retain top-quality directors and consultants and to provide such directors and consultants with an incentive to enhance stockholder return. The 1999 non-employee plan allows the grant of options to purchase a maximum aggregate of 500,000 shares of common stock to non-employee directors.

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2003, certain information concerning beneficial ownership of shares of Common Stock with respect to (i) each person known to the Company to own 5% or more of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the executive officers of the Company, and (iv) all directors and officers of the Company as a group:

Title Of Class	Name And Address Of Beneficial Owner (1)	Amount And Nature Of Beneficial Ownership (2)	Approximate Percent of Class (%)
Common	Jugal K. Taneja	1,642,633	21.7%
Common	Mihir K. Taneja	338,162	4.5
Common	Kotha S. Sekharam, PhD	144,411	1.9
Common	Carol Dore-Falcone	16,500	—
Common	Joseph Zappala	1,949,750	25.7
Common	Bartholomew Lawson	275,000	3.6
Common	George Stuart, Jr.	—	—
Common	Carnegie Capital	582,537	7.7
Common	All officers and directors as a group	4,366,456	57.6

(1)	Except as noted above, the address for the above identified officers and directors of the Company is c/o Innovative Companies, Inc., 6950 Bryan Dairy Road, Largo, Florida 33777.
(2)	Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them. Percentages are based upon the assumption that each shareholder has exercised all of the currently exercisable options he or she owns which are currently exercisable or exercisable within 60 days and that no other shareholder has exercised any options he or she owns.

(3)	The following factors have been taken into consideration in calculating the amount and nature of beneficial ownership in Innovative:

•	Dr. Kotha Sekharam’s beneficially owned shares include approximately 26,733 shares beneficially owned by Madhavi Sekharam, Dr. Sekharam’s wife, as to which Dr. Sekharam exercises no investment or voting power and disclaims beneficial ownership.

•	Jugal K. Taneja’s beneficially owned shares include approximately 359,206 shares beneficially owned by his wife Manju Taneja. Mr. Taneja exercises no investment or voting power over any of the shares owned by his wife, and disclaims beneficial ownership of those shares.

•	Jugal K. Taneja’s beneficially owned shares also include 582,537 shares beneficially owned by Carnegie Capital, Ltd, 347,938 shares beneficially owned by Bryan Capital Limited Partnership and approximately 60,855 shares beneficially owned by First Delhi Trust. Mr. Taneja is the general partner of both Carnegie Capital, Ltd. and First Delhi Trust, and holds sole voting and investment power over these shares. Bryan Capital Limited Partnership is indirectly owned by Dynamic Health Products, Inc., an affiliate, and who Jugal K. Taneja is the Chairman and CEO.

•	Joseph Zappala’s beneficially owned shares include 478,500 shares beneficially owned by Mr. Zappala’s wife and minor child.

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

As of March 31, 2002 and 2003, for the manufacturing segment, $73,895 and $18,297 was due from subsidiaries of Dynamic Health Products. $57,700 and $57,700, respectively, was due to DrugMax., $28,982 and $75,650 was due from Vertical Health, Inc., and $59,380 and $59,380 was due from Careplus Health.

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

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2002	2003
Revenue
PBM (a related party activity)	$1,914,592	$3,364,590
Distribution	636,965	1,371,327
Manufacturing	6,431,887	9,995,597

Total revenue	$8,983,444	$14,731,514
Cost of goods sold
PBM	1,598,451	3,000,892
Distribution	368,511	890,524
Manufacturing (exclusive of depreciation and amortization shown below)	5,031,976	6,821,289

Total cost of goods sold	$6,998,938	$10,712,705
Gross profit
PBM	316,141	363,698
Distribution	268,454	480,803
Manufacturing	1,399,911	3,174,308

Total gross profit	$1,984,506	$4,018,809

Selling, general and administrative expenses:
Selling, general and administrative expenses	2,737,059	3,283,280
Depreciation and amortization	445,561	381,352

Operating income (loss) before other income (expense)	$(1,198,114)	$354,177
Other income (expense):
Interest income (expense), net	(50,414)	(60,679)
Other income (expense), net	124,045	709,411

Total other income (expense)	$73,631	$648,732

Income (loss) before income taxes	(1,124,483)	1,002,909
Income tax benefit	—	147,900

Net income (loss)	$(1,124,483)	$1,150,809
Preferred stock dividends	150,000	120,031

Net income (loss) available to common shareholders	$(1,274,483)	$1,030,778

Basic and diluted income (loss) per share	$(0.18)	$0.15

Basic and diluted weighted average number of common shares outstanding	7,025,000	7,073,266

See accompanying notes to consolidated financial statements.

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

MARCH 31, 2003

	Preferred Stock		Common Stock		Treasury Stock				Total Shareholders’ equity (deficit)
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Additional paid in capital	Retained earnings (deficit)
Balances at March 31, 2001	—	$—	7,025,000	$70,250			$29,944,240	$(25,078,275)	$4,936,215
Payment of IPO expenses	—	—	—	—			9,255	—	9,255
Preferred stock dividends	—	—	—	—			—	(150,000)	(150,000)
Net loss	—	—	—	—			—	(1,124,483)	(1,124,483)

Balances at March 31, 2002	—	$—	7,025,000	$70,250			$29,953,495	$(26,352,758)	$3,670,987

10% stock dividend	—	—	702,634	7,026			(7,026)	—	—
Purchase treasury shares	—	—			(143,600)	$(1,436)	(106,264)	—	(107,700)
Preferred stock dividends	—	—	—	—	—	—	—	(120,031)	(120,031)
Net income	—	—	—	—	—	—	—	1,150,809	1,150,809

Balances at March 31, 2003	—	$—	7,727,634	$77,276	(143,600)	$(1,436)	$29,840,205	$(25,321,979)	$4,594,066

See accompanying notes to consolidated financial statements.

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31, 2002		March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(1,124,483)	$1,150,809
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
(Gain) loss on disposal of equipment		41,673	(2,000)
Depreciation, leasehold and intangible amortization		445,561	381,352
Accrued interest income		(33,923)	—
Loss on note receivable		—	21,052
Deferred tax asset		—	(147,900)
Changes in operating assets and liabilities:
Accounts receivable		(1,038,924)	850,807
Accounts receivable, other		—	(354,293)
Inventory		(375,276)	(19,303)
Prepaid expenses and other current assets		233,316	(120,302)
Other assets		10,075	2,782
Accounts payable		571,361	(513,207)
Accrued expenses		(81,404)	79,603
Due from affiliates, net		(337,292)	(130,689)

Net cash provided by (used by) operating activities		(1,689,316)	1,198,711

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, leaseholds and equipment		$(895,646)	$(370,037)
Proceeds from insured loss-leaseholds		—	121,000
Collections on notes receivable		7,732	—
Certificates of deposit		—	(24,737)
Proceeds from disposal of equipment		27,000	2,000

Net cash used by investing activities		(860,914)	(271,774)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock		$—	$(107,700)
Redemption of preferred stock to related party		—	(775,000)
Net change in credit lines payable		—	198,227
Proceeds from issuance of long-term obligations		182,175	323,559
Payments of long-term obligations		(341,818)	(364,597)
Payment of related party obligations		(28,074)	—
Payment of preferred stock dividends		(150,000)	(120,031)

Net cash used by financing activities		(337,717)	(845,542)

Net increase (decrease) in cash		$(2,887,947)	$81,395
Cash at beginning of period		3,280,585	392,638

Cash at end of period		$392,638	$474,033

SUPPLEMENTAL INFORMATION:
Cash paid for interest		$161,730	$87,602

Cash paid for taxes		$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock dividend		$—	$7,026

Accrued preferred stock redemption	$		$275,000

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

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2002 and 2003

b.    Industry Segment

In accordance with the provisions of Statement of Financial Accounting Standards No. 131, (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker (“CODM”) related to the allocation of resources and in the resulting assessment of the segment’s overall performance. The measure used by the Company’s CODM is a business segment’s gross profit. As of and for the year ended March 31, 2002 and 2003, the Company had three industry segments: manufacturing, distribution and pharmacy benefit management. Each of the business segments total revenues for the fiscal years ended March 31, 2002 and 2003 are presented on the face of the statements of operations. The $8,225,903 of total assets as of March 31, 2002 were comprised of $844,469 attributable to corporate, $6,453,863 attributable to manufacturing, $631,902 attributable to distribution and $295,669 attributable to pharmacy benefit management. The $8,085,716 of total assets as of March 31, 2003 were comprised of $965,740 attributable to corporate, $5,883,651 attributable to manufacturing, $587,411 attributable to distribution and $648,914 attributable to pharmacy benefit management.

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

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2002 and 2003

m.    Revenue Recognition

In accordance with SAB 101, Revenue Recognition, revenues are recognized by the Company when the merchandise is shipped which is when title and risk of loss has passed to the customer.

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

Income taxes for the years ended March 31, 2002 and 2003 differ from the amounts computed by applying the effective income tax rates to income before income taxes as a result of the following:

	March 31,
	2002	2003
Computed tax expense (benefit) at the statutory rate	$(191,172)	$425,800
Increase (decrease) in taxes resulting from:
Effect of permanent differences:
Goodwill and other permanent differences	34,871	6,226
Effect of temporary differences:
Accruals and allowances	29,555	(17,702)
Depreciation	(19,957)	(65,918)
Net operating loss	(95,047)	(496,306)
Change in valuation allowance	241,750	—

Income tax (benefit) expense	$—	$(147,900)

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

At March 31, 2002 and 2003, the Company has a tax net operating loss carryforwards of approximately $1,676,728 and 668,943 to offset future taxable income. The tax net operating loss carryforwards begin to expire in 2021.

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

The following table summarizes information about the aggregate stock option activity for the years ended March 31, 2002 and 2003:

	2002		2003
Employee Stock Options	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	243,000	$2.00	227,500	$2.00
Granted	0		250,000	$0.85
Exercised	0		0	0
Expired and forfeited	(15,500)	$(2.00)	(12,500)	$(2.00)

Outstanding, end of year	227,500	$2.00	465,000	$1.38

Options vested, end of year	75,833	$2.00	143,333	$2.00

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2002 and 2003

	2002		2003
Officer Stock Options	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	150,000	$2.00	150,000	$2.00
Granted	0		250,000	$0.85
Exercised	0		0	0
Expired and forfeited	0		0	0

Outstanding, end of year	150,000	$2.00	400,000	$1.28

Options vested, end of year	50,000	$2.00	100,000	$2.00

Employee Stock Options

The weighted-average fair value of options granted for the years ending March 31, 2003 was $.85, (no employee options were granted during fiscal year ended March 31, 2002) . The estimated fair value for the above options was determined using the Black-Scholes method with the following weighted-average assumptions used for grants in 2002 and 2003:

	2002	2003
Dividend Yield	0.00%	0.00%
Option Term	10 years	10 years
Expected volatility	222.276%	216%
Risk-free interest rate	5.52%	4.85%

Officers’ Stock Options

The weighted-average fair value of options granted for the years ending March 31, 2003 was $.85, (no officer options were granted during fiscal year ended March 31, 2002). The estimated fair value for the above options was determined using the Black-Scholes method with the following weighted-average assumptions used for grants in 2002 and 2003:

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

	2002	2003
Net earnings (loss):
As reported	$(1,274,483)	$1,030,778

Pro forma	$(1,526,149)	$930,778

Net earnings (loss) per common share:
Basic income (loss) per share:
As reported	$(.18)	$.15

Pro forma	$(.22)	$.12

Diluted income (loss) per share:
As reported	$(.18)	$$.15

Pro forma	$(.22)	$.12

	Options	Outstanding
Range of Exercise Prices	Number Outstanding 03/31/03	Weighted Average Remaining Contractual Life (years)	Number of Options Exercisable 03/31/03	Weighted Average Price 03/31/03
$0.85	665,000	10.00	—
$1.00	276,000	9.00	85,333
$2.00	381,000	7.19	259,333

$0.85-$2.00	1,322,000	8.98	344,666	$1.75

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