Form 10QSB/A
period 2003-12-31
INNOVATIVE COMPANIES INC
filed 2004-03-25
CIK 1098315

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

PART I – FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2003
	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$474,033	$920,520
Certificate of deposit, restricted	409,059	409,059
Certificate of deposit	294,883	—
Accounts receivable, net	879,454	1,414,571
Accounts receivable, other	354,293	223
Inventories, net	2,140,709	3,203,093
Prepaid expenses and other current assets	297,114	337,148
Due from affiliates, net	546,426	1,129,038
Deferred tax asset	147,900	131,200

Total current assets	$5,543,871	$7,544,852
Property, leaseholds and equipment, net	1,477,726	1,715,832
Intangible assets, net	960,047	960,047
Other assets	104,072	102,660

Total assets	$8,085,716	$10,323,391

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$919,710	$2,043,064
Credit lines payable	846,016	946,016
Current portion of long-term obligations	369,066	286,456
Accrued expenses	337,952	446,628
Obligations to affiliates	343,624	523,024

Total current liabilities	$2,816,368	$4,245,188
Long-term obligations, less current portion	225,282	139,664

Total liabilities	$3,041,650	$4,384,852

Redeemable series A preferred stock, no par value, $10 face value 150,000 shares authorized; 45,000 and 0 shares outstanding, at face value	$450,000	$—
Commitments and contingencies
Shareholders’ equity :
Preferred stock, no par value, 5,850,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 24,000,000 shares authorized; 7,727,634 and 7,929,268 shares issued and outstanding	$77,276	$79,293
Treasury Stock, $.01 par value; 143,600 and 157,960 shares, respectively	(1,436)	(1,580)
Additional paid in capital	29,840,205	30,059,417
Retained earnings (deficit)	(25,321,979)	(24,198,591)

Total shareholders’ equity	$4,594,066	$5,938,539

Total liabilities and shareholders’ equity	$8,085,716	$10,323,391

See accompanying notes to condensed consolidated financial statements.

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2003	2002	2003
Revenues:
PBM	$895,325	$1,591,942	$2,301,087	$4,038,070
Distribution	268,550	680,707	1,011,411	1,942,708
Manufacturing	2,116,497	3,647,937	7,657,963	10,144,212

Total revenues	$3,280,372	$5,920,586	$10,970,461	$16,124,990

Cost of goods sold:
PBM	806,688	1,515,206	2,015,815	3,802,565
Distribution	189,006	432,873	664,020	1,120,674
Manufacturing	1,480,939	2,276,165	5,240,704	6,719,922

Total cost of goods sold	$2,476,633	$4,224,244	$7,920,539	$11,643,161

Gross profit:
PBM	88,637	76,736	285,272	235,505
Distribution	79,544	247,834	347,391	822,034
Manufacturing	635,558	1,371,772	2,417,259	3,424,290

Total gross profit	$803,739	$1,696,342	$3,049,922	$4,481,829

Selling, general and administrative expenses	885,832	1,136,025	2,597,275	3,244,246

Operating income (loss) before Other income and expense	$(82,093)	$560,317	$452,647	$1,237,583
Other income (expense), net:
Other income (expense), net	240,485	3,704	461,605	77,921
Interest expense, net	(22,238)	(20,555)	(60,424)	(57,268)

Total other income (expense), net	$218,247	$(16,851)	$401,181	$20,653

Income (loss) before income taxes	$136,154	$543,466	$853,828	$1,258,236
Income tax benefit (expense)	147,900	(69,204)	147,900	(69,204)

Net income (loss)	$284,054	$474,262	$1,001,728	$1,189,032
Preferred stock dividends	26,848	13,500	93,961	65,640

Net income (loss) available to common shareholders	$257,206	$460,762	$907,767	$1,123,392

Basic income (loss) per share	$.04	$.06	$.13	$.15

Basic weighted average number of common shares outstanding	7,025,000	7,654,922	7,025,000	7,599,199

Diluted income (loss) per share	$.04	$.05	$.13	$.12

Diluted weighted average number of common shares outstanding	7,025,000	9,181,786	7,025,000	9,126,063

See accompanying notes to condensed consolidated financial statements.

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2002	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$1,001,728	$1,189,032
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	280,794	318,826
Gain on sale of equipment	—	(2,857)
Income tax expense, current	—	52,504
(Increase) decrease in net deferred income tax asset	(147,900)	16,700
Changes in operating assets and liabilities:
Accounts receivable, trade, net	209,196	(535,117)
Accounts receivable, other	(233,308)	354,070
Inventory, net	(110,389)	(1,062,384)
Prepaid expenses and other current assets	(269,656)	(40,034)
Other assets, net	(3,287)	1,412
Accounts payable	(121,362)	1,123,354
Accrued expenses	53,627	56,172
Due from affiliates, net	(386,127)	(583,212)

Net cash provided by operating activities	$273,316	$888,466

Cash flows from investing activities:
Insured disposal of leasehold improvements	$121,000	$—
Purchases of property, leaseholds and equipment	(186,446)	(574,079)
Proceeds from sale of equipment	—	20,000

Net cash used in investing activities	$(65,446)	$(554,079)

Cash flows from financing activities:
Net change in credit lines payable	$75,000	$100,000
Proceeds from issuance of long-term obligations	284,050	214,257
Payments of long-term obligations	(313,928)	(382,485)
Payments of preferred stock dividends	(93,961)	(65,640)
Redemption of a certificate of deposit	—	294,883
Proceeds from stock options exercised	—	226,085
Purchase of treasury shares	—	(5,000)
Payments for redemption of preferred stock	(275,000)	(270,000)

Net cash provided by (used in) financing activities	$(323,839)	$112,100

Net increase (decrease) in cash	(115,969)	446,487
Cash at beginning of period	392,638	474,033

Cash at end of period	$276,669	$920,520

	Nine Months Ended December 31, 2002	Nine Months Ended December 31, 2003
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$59,920	$58,529

Cash paid during the period for income taxes	$—	$—

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

NOTE 5- INCOME TAXES

Income taxes for the year ended March 31, 2003 and for the nine months ended December 31, 2003 differ from the amounts computed by applying the effective income tax rates to income before income taxes as a result of the following:

	March 31, 2003	December 31, 2003
Computed tax expense (benefit) at the statutory rate	$425,800	441,261
Increase (decrease) in taxes resulting from:
Effect of permanent differences:
Goodwill, stock options and other permanent differences	6,226	(102,427)
Effect of temporary differences:
Accruals and allowances	(17,702)	32,811
Depreciation and amortization	(65,918)	(37,021)
Net operating loss	(348,406)	(247,509)
Research credits	—	(17,911)

Income tax expense	$—	69,204

Temporary differences that give rise to deferred tax assets and liabilities are as follows:

	March 31, 2003	December 31, 2003
Deferred tax assets:
Bad debts	$85,000	$63,650
Inventories	6,700	41,715
Accrued vacation	19,200	18,291
Deposits	30,000	53,937
Amortization	—	65,914
Net operating loss carryforwards	264,300	251,723
Less: valuation allowance	—

	$405,200	$495,230

Deferred tax liabilities:
Fixed asset basis differences	$(209,300)	$(351,225)
Amortization	(48,000)	(12,805)

	(257,300)	$(364,030)

Net deferred tax asset recorded	$147,900	$131,200

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