Form 10KSB/A
period 2003-03-31
INNOVATIVE COMPANIES INC
filed 2004-04-22
CIK 1098315

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

During the fiscal year ended March 31, 2003, we have begun the initial, yet critical, steps in becoming a generic drug manufacturer and distributor. In reference to the manufacture and the distribution of generic drugs numerous licensures have been applied for, which include a drug enforcement agency (“DEA”) license, a State of Florida prescription drug manufacturing permit, State of Florida and other specific states’ wholesale distribution licenses. Our regulatory and laboratory departments have been improved and financial resources have been strategically planned as we intend to achieve these goals in various stages during the fiscal years ending 2004 through 2006. Currently, we are working on the development of generic and other over-the-counter drugs in tablet form for the treatment of thyroid conditions found in animals and humans in addition to generic and over-the-counter drugs to treat animal arthritis and similar joint ailments. This development work includes product formulation stability studies under accelerated and real time conditions, methods and process validation, and analytical work required to support the Company’s goal to file abbreviated new animal drug applications (“ANADA”) and to file human abbreviated drug applications (“ANDA”) with the FDA. All costs, including research and development costs are expensed as incurred. We have upgraded the laboratory to handle all of our development work. Additional analytical and other lab equipment have been added to conduct the required analysis of the active pharmaceutical ingredients. We are currently generating data for ANDA work on certain drug products. Formulation work and stability studies are currently underway on three other drug products. Our Regulatory Affairs department is preparing the necessary documentation for the FDA and the other regulatory agencies. The research, development, stability testing, clinical testing and FDA review process leading to approval takes approximately 12 – 24 months for each product. Some of the products require no review or very little laboratory testing and hence may take less than one year. The current strategy is to work on drug products that can be brought to market at an even pace, as we believe this approach allows for immediate revenue generation and provides for a possible future, continuous revenue generation stream.

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

Private Label Products-Manufacturing

Sales of our manufactured private label products accounted for approximately 71.6% of our total consolidated revenues for the year ended March 31, 2002 and 67.9% for the year ended March 31, 2003. We currently manufacture products for over 400 private label customers in 47 states in the United States and ship to several countries internationally. Our private label business has a widely distributed revenue base. For the year ended March 31, 2002, we had sales of 5% or more of total consolidated revenues to three of our private label customers, each of which accounted for 22.8% which was Metabolife International, 16.6% which was Healthworks International and 7.4% of total consolidated revenues none of which were sales to affiliated customers. For the year ended March 31, 2003, we had sales of 5% or more of total consolidated revenues to Metabolife International, one of our private label customers, of which accounted for 29.1% of total consolidated revenues none of which were sales to affiliated customers. For the year ended March 31, 2002 and 2003, we did not have sales of 5% or more of total consolidated revenues to any company that is a party to an exclusive manufacturing agreement with us.

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

For the fiscal years ended March 31, 2002 and 2003, no manufacturing revenues were derived from the sale of these branded products to external customers.

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

Pharmacy Benefit Management

Sales generated from our pharmacy benefit management subsidiary accounted for approximately 21.3% of our total consolidated revenues for the year ended March 31, 2002 and accounted for 22.8% of consolidated revenues for the year ended March 31, 2003. 100% of the Company’s pharmacy benefit management revenues are derived from CarePlus Health an affiliate of the Company.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We derive our revenues from developing, manufacturing and wholesaling a wide variety of non-prescription dietary supplements, and health and beauty care products. We also derive revenues from the distribution of our branded product lines, Lean Protein and Thermo ZXE. In addition, we derive revenues from the services provided in connection with pharmacy benefit management. Revenues are billed and recognized as product is produced and shipped, net of discounts, allowances, returns and credits. Service revenues are billed and recognized once the service has been provided. The PBM’s revenues are comprised of amounts billed and recognized based on the number of eligible plan members enrolled in the HMO insurance programs, plan member claims caused by the fulfillment of an eligible HMO member’s drug prescription and related administration costs for pharmacy’s fulfilling drug prescriptions for the number of members and the number of claims for the period.

Cost of goods sold is comprised of direct manufacturing and manufacturing and distribution material product costs, contracted service fees, direct personnel compensation and other statutory benefits and indirect costs relating to labor to support product manufacture, distribution and the warehousing of production and other manufacturing overhead. The PBM cost of sales amounts recognized represent the direct and indirect costs of the prescription drug claims arising from the pharmacy’s fulfillment of a drug prescription that were filled, completed and received by eligible HMO Insurance plan members for the period.

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

Depreciation and leasehold amortization expense totaled $336,142 and $379,964 for the years ended March 31, 2002 and 2003, respectively primarily attributable to manufacturing and corporate depreciable assets.

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