Form 10KSB
period 2004-03-31
INNOVATIVE COMPANIES INC
filed 2004-06-29
CIK 1098315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-16185

GEOPHARMA, INC.

(Name of small business issuer in its charter)

previously filed as

(INNOVATIVE COMPANIES, INC.)

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

Common Capital Stock

(Title of Class)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

Issuer’s revenues for its most recent fiscal year were $22,919,844.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 24, 2004 was $42,935,450. Number of shares outstanding of the Issuer’s common stock at $.01 par value as of June 24, 2004 was 7,653,378 (net of 500,960 Treasury Shares).

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

CAUTIONARY STATEMENTS

Certain oral statements made by management from time to time and certain statements contained in press releases and periodic reports issued by GeoPharma, Inc. (f/k/a Innovative Companies, Inc.) (the “Company”), as well as those contained herein, that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934 and, because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements, including those in Management’s Discussion and Analysis, are statements regarding the intent, belief or current expectations, estimates or projections of the Company, its Directors or its Officers about the Company and the industry in which it operates, and are based on assumptions made by management. Forward-looking statements include without limitation statements regarding: (a) the Company’s growth and business expansion, including future acquisitions; (b) the Company’s financing plans; (c) trends affecting the Company’s financial condition or results of operations; (d) the Company’s ability to continue to control costs and to meet its liquidity and other financing needs; (e) the declaration and payment of dividends; (f) the Company’s use of proceeds from their private placement, and (g) the Company’s ability to respond to changes in customer demand and regulations. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that the anticipated results will occur. When issued in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements.

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) changes in the regulatory and general economic environment related to the health care generic drug and nutraceutical industry; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost and expenses, such as increased competition, lack of qualified marketing, management or other personnel, and increased labor and inventory costs; (iv) changes in technology or customer requirements, which could render the Company’s technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales and (vi) its customers’ willingness to accept its Internet platform in the future. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings “Business,” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-KSB as of and for the year ended March 31, 2004. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

History

We were incorporated as Energy Factors, Inc., a Florida corporation, in 1985. In August 1998 we changed our name to Innovative Health Products, Inc., in February 2000 we changed our name to Go2Pharmacy.com, Inc., and in September 2000 we changed our name to Go2Pharmacy, Inc., in anticipation of our merger with the Delaware corporation Go2Pharmacy.com, Inc. Our merger with Go2Pharmacy.com, Inc. was effected simultaneously with the successful completion of our initial public offering during November 2000. Effective September 6, 2002, we changed our name to Innovative Companies, Inc. We continue to conduct contract nutritional and herbal supplement product line manufacturing business under the name Innovative Health Products, Inc.

In April 2000, we formed a wholly-owned distribution subsidiary named Breakthrough Engineered Nutrition, Inc., a Florida corporation, for the purpose of marketing and distributing our own branded product lines.

In September 2000, we formed a wholly-owned manufacturing subsidiary named Belcher Pharmaceuticals, Inc., a Florida corporation, for the purpose of conducting over-the counter, and now pharmaceutical and generic drug, manufacturing and distribution.

In March 2001, we Florida-incorporated our pharmacy benefit management company, Go2PBM Services, Inc. Go2PBM Services was created to administer drug benefits for health maintenance organizations, insurance company plans, preferred provider organizations, self-insured corporate health plans and Taft-Hartley self-insured labor unions. A pharmacy benefit manager is designed to oversee all member benefits in low risk plans, while taking an exclusively administrative role in higher risk plans. Our administrative services include claim processing, network management and customer service.

In September 2002, we incorporated two wholly-owned Florida corporation distribution companies, IHP Marketing, Inc. and Breakthrough Marketing, Inc., for the purpose of marketing and distributing additional proprietary brands to the public in the future.

In February 2004, we incorporated Belcher Capital Corporation, a Delaware corporation, for the purpose of issuing the shares of preferred stock as a part of our $10 million private placement.

At the Company’s 2003 Annual Meeting held May 18, 2004, based on majority shareholder vote, the Company changed its name to GeoPharma, Inc. in order to better align the Company’s repositioning as a pharmaceutical generic drug manufacturer and distributor.

Business Overview

At GeoPharma, Inc. we manufacture, package and/or distribute high-quality private label dietary supplements, over-the-counter drugs and high value pharmaceuticals and health and beauty care products for companies worldwide under two of our Florida-incorporated companies, Innovative Health Products, Inc. and Belcher Pharmaceuticals, Inc. Innovative Health Products specializes in the development and manufacture of a broad range of nutritional supplements. As a private-label contract manufacturer, we develop and manufacture for ourselves, and our customers, dietary supplements and health and beauty care products for distribution through various outlets. Belcher Pharmaceuticals, Inc is a state-of-the-art FDA-registered, drug development and manufacturing facility for generic and over-the-counter (“OTC”) drugs. Our third Florida corporation, Breakthrough Engineered Nutrition, Inc., develops and markets convenience foods for the low-carbohydrate lifestyle. Lean Protein Bites, CarbSlim Crunch Bites and CarbSlim Cookie Dough Bites are Breakthrough’s most popular brands and are distributed nationally and internationally in both specialty and mass retail outlets. Breakthrough’s products are found in such outlets as Wal-Mart, 7-Eleven, Albertson’s, Kroger and GNC. We also have an established and growing network of brokers and distributors strategically located across the United States and Canada. Go2PBM Services, Inc, a Florida corporation, is our pharmacy benefit management company that manages multiple health care plan members and the administration of their related pharmacy claims.

Overall Business Strategy

We are continuing to build a multi-faceted company able to maximize our efficiencies and capitalize on our synergies through vertical operations. During the fiscal year ended March 31, 2003, the generic drug segment was started based on a actions taken as a part of our formulated three-phase strategic plan. Our short-term goals include immediately available business in the area of bulk drugs, procured from other manufacturers and custom repackaged to meet customer requirements. This is, however, expected to be a small part of our operation, but will fill initial gaps in scheduled production in addition to making use of the business opportunities available to us. Midterm goals were formulated to strategically identify drugs that will be negotiated for purchase from external sources adding to our existing ANDA-portfolio thus shortening the ANDA-development time frames. While we are currently working on several Abbreviated New Drug Applications (“ANDAs”), we have procured three ANDAs from established drug development companies abroad. We have filed the ANDA transfer paperwork with the FDA. Completion of this transfer process will enable us to start manufacturing and selling these three drugs within the fiscal year ending 2005 contingent only on the FDA’s approval. Our long-term goals include developing our own ANDA and New Drug Applications (“NDA”) adding to our purchased drug portfolio. The Company may from time to time enter into agreements with third parties with respect to the development of new products or the purchase of new products and their related technologies.

To manage our operations, we have assembled and maintained a management team with experience in manufacturing, marketing, sales and technology to assist in leading us to our sales, profit and overall business goals. Our regulatory and laboratory departments have been improved and financial resources have been strategically planned as we intend to achieve these goals in various stages during the fiscal years ended March 31, 2004 as well as for fiscal years ending 2005 through 2009. Our Regulatory Affairs’ department has the ability to prepare all the necessary documentation required by the FDA and any other regulatory agency. In reference to the manufacture and the distribution of generic drugs, numerous licensures have been applied for and obtained, which include a drug enforcement agency (“DEA”) license, a State of Florida prescription drug manufacturing permit, State of Florida and other specific states’ wholesale distribution licenses.

We have upgraded the analytical laboratory to support all of our development work. Additional analytical and other lab equipment have been added to conduct the required analysis of an active pharmaceutical ingredient (“API”) in addition to generating data for the ANDA work. The research, development, stability testing, clinical testing and FDA review process leading up to an approval takes approximately 12 – 30 months depending on the nature of the drug. Some of the products require little review or very little laboratory testing and hence may take only one year. In an attempt to further differentiate ourselves from other generic drug development companies, our focus remains on projects that we were able to eliminate the high barriers to entry based on our strategic alliances and other formed relationships that provide for an API source that would otherwise normally be difficult to source. The current strategy is to continue to work on drug products that can be brought to market at an even pace, as we believe this approach allows for immediate revenue generation and provides for a possible future, continuous revenue generation stream. Our vertical operations consist of manufacturing and distribution, sales and marketing, in-house formulation laboratory and other chemical analysis services, customer service and public relations. We will be able to support our own needs as well as those of our customers, from order processing, manufacturing through end-user distribution. We have streamlined our two manufacturing facilities in order to continue growing our both generic and over-the-counter drug and nutriceutical manufacturing segments.

We are continuing to develop our sales and marketing strategies to build our recognition among national grocery, mass retail, major pharmaceutical drug distributors and national drug chains, long-term care facilities and other health product consumer organizations, while building brand awareness of our branded and other proprietary products as well as our private label capabilities. We believe that we have created a solid platform to continue to achieve these goals and many others.

We have developed several proprietary branded product lines within our distribution business segment that are currently being sold nationally. We plan on further developing and expanding these lines into other flavors and packaged forms of our unique, high-protein low-carbohydrate foods and energy products. Additions to our CarbSlim product line will include new flavors, package type and size variations in addition to existing product enhancements. We market our product lines using our own telemarketing efforts as well as utilizing brokers to increase the awareness and availability of our offerings and capabilities.

When we merged with the Delaware corporation Go2Pharmacy.com, Inc. in November 2000, we entered into an agreement to provide our pharmacy benefit management services to a New York State health maintenance organization. We have entered into a contract with CarePlus, to provide pharmacy benefit management services to its members through two of their health plans, through our wholly-owned subsidiary, Go2PBM Services, Inc. In addition, the agreement allows us to be the organization’s private label over-the-counter supplier of healthcare and healthcare related products. We plan on continuing to expand our member base by marketing our services to other insurance-based health care providers.

Through the development of our generic and over -the-counter drugs, private label manufacturing, branded distribution products and pharmacy benefit management efforts, we intend to provide wholesale, retail, and institutional customers with an efficient source for their generic and over-the-counter drug products, nutritional and low-carbohydrate candy line and other pharmacy-related product needs. By vertically integrating our core business operations, we believe we have, and will continue, to achieve increased brand recognition and exposure, ancillary product and service revenues, and will be able to provide competitively priced products, quick turn around and overall superior customer service.

Research and Development

Product development remains the core element of our historical as well as current and future growth strategy spanning across all of our existing business segments. Our research and development activities consist principally of:

•	the potential for enhancing existing products or formulas,

•	researching and developing new product formulations and

•	introducing technology to improve production efficiency and enhance product quality.

The scientific process of developing new products and obtaining FDA approval is complex, costly and time-consuming; there can be no assurance that any saleable products will be developed despite the amount of time and money spent on research and development. The development of products may be curtailed at any stage of development due to the introduction of competing generic products or for other reasons including changes in laws or regulations or for any other reason deemed necessary by management. Our generic drug and nutriceutical research and development departments develop new concepts and formulations for our generic and over-the-counter drugs, our branded distribution product lines and our customers’ nutriceutical private label products. We carefully select our products we target, keeping in view our competitive advantage, particularly as related to the source of a raw material or API, the total market size and what portion of the market is potentially available to our Company. Dr. Sekharam, our President, provides guidance and direction for our research and development teams and analytical laboratory personnel as related to product development and product manufacture. Our lab chemists perform product development, product and process improvements. Our technical staff prepares cost estimates and samples based on those resulting formulations. Prior to the final manufacture of any of our products, the team prepares documentation of the necessary custom and other operational procedures to be performed. Our chemists and our research and development regulatory staff personnel prepare all the necessary product information for label requirements.

During the fiscal year ended March 31, 2004, Belcher Pharmaceuticals has made substantial progress in the animal and human ANDA areas and has strengthened laboratory staff, adding more analytical equipment and manufacturing machinery. Currently, we are working on the development of generic and other drugs in tablet form for the treatment of thyroid conditions found in animals and humans. We will be bringing this drug to the market with our unique advantage. Belcher has filed a patent on a novel method to stabilize the drug Levothyroxine. Levothyroxine, sold under the brand names, Abbott’s Synthroid® and King Pharmaceutical’s Soloxine®/Levoxyl®, is used for humans as well as pets to treat thyroid-related conditions. Levothyroxine is the second most prescribed drug in the United States with over 13 million patients and according to NDC Health 2002, the combined retail sales for all Levothyroxine sodium tablet products was approximately $ 1.1 billion (2002). Due to unique stability problems associated with this drug, millions of tablets have been recalled per data received from the FDA. We have solved this problem by using a unique stabilizing method. Using this novel method, the stability of the drug is substantially improved. We will be applying this method to both human as well as animal versions of this drug. This is expected to offer us a competitive advantage in the market. The human version of levothyroxine sodium is in the advanced stage of development. We have contracted out the bioequivalence work on this drug to a unaffiliated third-party clinical lab. We also have developed two versions of levothyroxine drugs for the animal market. Should we successfully conclude our development work in time we believe we will be the first to introduce this to the market. The development work includes product formulation, stability studies under accelerated and real time conditions, methods and process validation, and related analytical work required to support the Company’s filing with the FDA of an animal ANDA and a human ANDA. We have entered into agreements with two veterinary drug distributors to distribute this drug during the fiscal year ending 2005. We plan to introduce one version during second quarter of fiscal 2005 with the second drug form following two quarters later.

Belcher filed an animal ANDA on Carprofen, a generic version for Pfizer’s Rimadyl, an arthritis and joint-ailment product for pets as Pfizer‘s patent will expire by the end of 2004. We have successfully completed the development work and animal studies. We have signed an exclusive arrangement with a pet drug distributor to market this drug.

In addition, formulation work and stability studies are currently underway on three other drug products one of which is a product that treats mucositis. Mucositis is an inflammation and ulceration of the lining of the mouth. It occurs with chemotherapy or radiotherapy for cancer. Overall, mucositis affects approximately 15-40% of patients receiving standard-dose chemotherapy and 76-100% of patients receiving higher doses of chemotherapy in bone marrow transplant. Patients experience mucositis as they receive chemotherapy or radiation, with an additional mucositis sufferers experiencing severe mucositis associated with stem cell transplantation. Presently no pharmaceutical agents are available on the market that prevent or that treat mucositis. Mucositis complications may lead to (a) delay in the chemotherapy schedule (b) reduction from the desired dose (c) complications such as pain, dehydration, malnutrion, and infection. We have developed a formulation using all natural ingredients. Preliminary results indicated promising results in the regeneration of musosal lining. We have filed a patent on this formulation. Preliminary double blind placebo controlled clinical studies are underway in a prestigious hospital abroad.

We contract with outside laboratories to conduct bioequivalency studies. Bioequivalency studies must be conducted and documented in conformity with FDA standards (see “Government Regulation”) and are used to demonstrate that the rate and extent of absorption of a generic drugs are not different from a corresponding brand name drug. Research and development expenses for fiscal year ended March 31, 2004 totalled approximately $545,000, consisting primarily of salaries, bioequivalency studies and laboratory supplies. Research and development costs are expensed as incurred. Machinery and laboratory equipment expenditures approximated an additional $450,000 which was capitalized and will be depreciated over their useful lives.

Our research and development laboratory is equipped with modern laboratory test equipment, including high pressure liquid chromatography, atomic absorption spectroscopy, as well as instruments to test different parameters like pH, viscosity, moisture, gradient sizing, ash, melting point, refractive index, tablet hardness, dissolution and disintegration. We also have a micro lab to test samples for microbiological loads including yeast, bacteria and fungi. The laboratory has stability chambers to test both the long-term and the accelerated shelf life of products. Our laboratory is well equipped to handle all aspects of generic drug development. We believe that our laboratory facilities are in compliance with all applicable environmental regulations.

Our product development team works closely with the Company’s executive management as well as our customers. Working closely with management allows management to monitor adherence to our short-term, mid-term and long-range business plans; working closely with our customers assists in assuring that we provide value-added features in the final product that satisfies their ultimate needs. As our development response time is critical to capitalizing on consumer trends and preferences, we focus on meeting end-user needs as quickly as possible. We believe that this type of flexibility and attention to customer needs, while still keeping the overall strategic goals of the Company, results in more valuable and marketable products.

While we are working on these ANDA projects, we are also working simultaneously on a few long-term projects. These projects may take considerable time and effort and their commercial payoff depends on several factors on which we may not have full control. Some of these type of research outcomes may help improve existing products. If the outcome of certain projects is not within the scope of our area of expertise, our proprietary technology developed or discovered may be licensed to other companies for a fee on a royalty basis.

Marketing and Sales

Our marketing and promotion strategy is targeted toward stimulating demand for our products and service capabilities and by increasing our brand awareness. We currently employ a traditional in-house sales force that markets our branded and private label products directly to wholesale, retail and institutional customers as well our distribution and broker network. We also utilize product promotions and print media to reach new customers in targeted markets. We intend to increase these efforts significantly in the areas of direct sales, telesales, and traditional and online advertising.

We plan to hire additional marketing representatives to contact prospective customers including self-insured employers, health maintenance organizations, and other health benefit provider associations to market our manufacturing capabilities and pharmacy benefit management services in addition to pursuing contractual arrangements with pharmacies related to our future generic drug manufacturing and distribution. As a manufacturer, we have the facilities, equipment, manufacturing capacity, skilled work force and industry experience to control product processing and minimize product cost from order inception to distribution of finished products to our customers. By utilizing our manufacturing capabilities, we intend to build institutional relationships through high quality and low cost custom product lines. We are continuously seeking ways to expand our manufacturing customer base. We intend to increase our market penetration of private label manufacturing customers increasing our outside sales and telesales efforts, by reducing manufacturing time with additional fully-automated high-speed manufacturing equipment, by delivering high quality products and by providing research and development support to improve our product offerings. We will also continue to develop strategic alliances with new manufacturing customers. We intend to increase our ongoing development and marketing of new products in order to capitalize on and create market opportunities in new market segments. We feel that we can differentiate ourselves from our competitors by providing customers with more value-added products. Consequently, we intend to produce and market additional, as well as enhance currently existing products and dietary supplements that integrate a variety of compounds to achieve greater bio-availability, effectiveness and product convenience. We differentiate ourselves from other dietary supplement manufacturers by providing faster and more appropriate responses to our customers. Our development response time for proprietary and private label products is critical to capitalize on consumer trends and preferences. We intend to utilize these trends and preferences to expand our customer base and provide consumers with the most timely and well adapted products for their needs.

We intend to increase telesales by hiring an in-house telesales group to prospect for customers for our branded products that we distribute. We have increased our advertising efforts by investing in additional print ads for our branded products by implementing online sales and marketing techniques to increase brand awareness and direct traffic to our web sites, www.carbslim.com, www.leanprotein.com and onlineihp.com and by other promotional efforts. This includes purchasing banner advertising on search engine web sites and Internet directories, as well as direct links from health related web sites. We feel that these efforts are and will continue to compliment our existing and future strategic agreements and traditional advertising efforts. Some of the sales personnel we expect to hire will devote a substantial portion of their time enhancing relationships with our customers’ key personnel, informing them of new product developments and industry trends, and aiding them in designing store displays and merchandising programs for our branded products.

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

Principal Suppliers – Nutraceutical and Herbal Supplements

We obtain all of the raw materials for the manufacture of our products from third party suppliers primarily located within the United States. We do not have contracts with any of our suppliers to provide adequate materials required for our product manufacturing.

Principal Suppliers – Generic Pharmaceuticals

Since the federal drug application process requires specification of raw material suppliers, if raw materials from a specified supplier were to become unavailable, FDA approval of a new supplier would be required. A delay of six months or more in the manufacture and marketing of the drug involved while a new supplier becomes qualified by the FDA and its manufacturing process is found to meet FDA standards could, depending on the particular product, have a material adverse effect on the Company’s results of operations and financial condition. Generally the Company attempts to minimize the effects of any such situation by providing for, where economically and otherwise feasible, two or more suppliers of raw materials for the drugs it intends to manufacture. In addition, the Company may attempt to enter into a contract with a raw material supplier in an effort to ensure adequate supply for its products.

Competition

The principal competitive factor in the generic pharmaceutical market is the ability to be the first company, or among the first companies, to introduce a generic product after the related branded patent expires. Additional competitive factors in the generic pharmaceutical market include:

•	introduction of other generic drug manufacturers’ products in direct competition with the Company’s products,

•	consolidation among distribution outlets through mergers and acquisitions and the formation of buying groups,

•	ability of generic competitors to quickly enter the market after patent expiration or exclusivity periods, diminishing the amount and duration of significant profits,

•	the willingness of generic drug customers, including wholesale and retail customers, to switch among pharmaceutical manufacturers,

•	pricing pressure and product deletions by competitors,

•	a company’s reputation as a manufacturer of quality products,

•	a company’s level of service (including maintaining sufficient inventory levels for timely deliveries),

•	product appearance and

•	a company’s breadth of product line.

Approvals for new products may have a synergistic effect on a company’s entire product line since orders for new products are frequently accompanied by, or bring about, orders for other products available from the same source. We believe that price is a significant competitive factor, particularly as the number of generic entrants with respect to a particular product increases. As competition from other manufacturers intensifies, selling prices typically decline. We hope to compete by selecting appropriate products, based on therapeutic segment market sizes and number of competitors manufacturing the products, and by keeping our prices competitive and by providing reliability in the timely delivery, and in the quality, of our products. Many different manufacturers can sell the same generic drug and hence there will be intense pressure on the pricing. According to the Generic Pharmaceutical Industry Association, generics typically enter the market 30% below the brand price and decline to 60 or 70% of the brand price after two years. The market for generic drugs is highly competitive. There is intense competition in the generic drug industry in the United States, which is eroding price and profit margins. We compete with numerous pharmaceutical manufacturers, including both generic and brand-name manufacturers, many of which have been in business for a longer period of time than us, have a greater number of products in the market and have considerably greater financial, technical, research, manufacturing, marketing and other resources.

Competition related to the contract manufacture of nutriceuticals in which we operate are also highly competitive. Numerous companies, many of which have greater size, financial, personnel, distribution and other resources than us, compete with us in our development, manufacture, distribution, wholesaling and retailing businesses. The Nutrition Business Journal estimates that there are 935 manufacturers and branded marketers of dietary supplements in the United States, as subcategorized into three revenue categories, (1) companies with annual revenues of less than $20 million, (2) companies with annual revenues of $20 million to $99 million and (3) companies with annual revenues of over $100 million. The Nutrition Business Journal’s 2001 database includes within subcategory (3), 18 companies with over $100 million in revenues, which represent 58% of the dietary supplement market as compared to the range in which our Company operates in, subcategory (1), whereas we are among 863 which compromises only 16% of the market. Our branded products face substantial competition from broad line manufacturers, large private label manufacturers, and more recently from large pharmaceutical companies. Increased competition from companies with greater financial, manufacturing, distribution and marketing capabilities than our own could have a materially adverse affect on our operations. We compete on the basis of product quality, cost and customer service. Our branded products’ success depends primarily on our increasing brand recognition across multiple distribution channels, our ability to quickly develop, advertise, market and promote new and existing products with high quality and value, and our efficient distribution of these products. Our competitors include chain drug stores, such as CVS and Walgreen’s; prescription benefit managers, such as Express Scripts; warehouse clubs, such as BJ’s and Costco; mail order pharmacies; major department stores, such as Macy’s and Nordstrom; and health, beauty salons, spas and Internet portals with shopping services, such as Yahoo!, Excite, and America Online.

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

Government Regulation

Generic and over-the-counter drugs, dietary supplements and other health and beauty care products are subject to significant government regulation. These products are regulated by the Food and Drug Administration (“FDA”), Federal Trade Commission (“FTC”), Consumer Product Safety Commission, as well as other state and federal regulatory entities. While we use our best efforts to adhere to the regulatory and licensing requirements, as well as any other requirements affecting our products, compliance with these often requires subjective legislative interpretation. Consequently, we cannot assure that our compliance efforts will be deemed sufficient by regulatory agencies and commissions enforcing these requirements. Violation of these regulations may result in civil and criminal penalties, which could materially and adversely affect our operations. Recent events have suggested that the regulatory requirements governing our industry may expand in the near future.

A generic drug is identical, or bioequivalent, to a brand name drug in dosage form, safety, strength, route of administration, quality, performance characteristics and intended use. Generic drugs can be manufactured after the expiration of patents or exclusivities associated with the drug. Although generic drugs are chemically identical to their branded counterparts, they are typically sold at substantial discounts from their branded equivalent’s price.

Brand name drugs, also called innovator drugs, generally are protected by one or more patents. When patents or other periods of exclusivity expire, manufacturers can submit an ANDA for the approval of a human generic drug and ANDA for an animal drug. The animal ANDA process does not require the drug sponsor to repeat costly animal and clinical research on ingredients or dosage forms already approved for effectiveness and safety.

To gain FDA approval, a generic drug must (a) contain the same active ingredients as the innovator drug (inactive ingredients may vary) (b) be identical in strength, dosage form, and route of administration (c) have the same use indications (d) be bioequivalent (e) meet the same batch requirements for identity, strength, purity, and quality (f) be manufactured under the same strict standards of FDA’s good manufacturing practice regulations required for innovator products.

There are generally two types of applications that would be used to obtain FDA approval for pharmaceutical products:

New Drug Application (“NDA”): Generally, the NDA procedure is required for drugs with active ingredients and/or with a dosage form, dosage strength or delivery system of an active ingredient not previously approved by the FDA. We do not expect to submit an NDA in the foreseeable future during the fiscal year ended March 31, 2005.

Abbreviated New Drug Application (“ANDA”): The Waxman-Hatch Act established a statutory procedure for submission of ANDAs to the FDA covering generic equivalents of previously approved brand-name drugs. Under the ANDA procedure, an applicant is not required to submit complete reports of preclinical and clinical studies of safety and efficacy, but instead is required to provide bioavailability data illustrating that the generic drug formulation is bioequivalent to a previously approved drug. Bioavailability measures the rate and extent of absorption of a drug’s active ingredient and its availability at the site of drug action, typically measured through blood levels. A generic drug is bioequivalent to the previously approved drug if the rate and extent of absorption of the generic drug are not significantly different from that of the previously approved brand-name drug.

The FDA may deny an ANDA if applicable regulatory criteria are not satisfied. The FDA may withdraw product approvals if compliance with regulatory standards is not maintained or if new evidence demonstrating that the drug is unsafe or lacks efficacy for its intended uses becomes known after the product reaches the market. The timing of final FDA approval of ANDA applications depends on a variety of factors, including whether or not the maker of the applicable branded drug is entitled to the protection of one or more statutory exclusivity periods, during which the FDA is prohibited from approving generic products. FDA approval is required before each dosage form of any new drug can be marketed. Applications for FDA approval must contain information relating to bio-equivalency, product formulation, raw material suppliers, stability, manufacturing processes, packaging, labeling and quality control. FDA procedures require full-scale manufacturing equipment to be used to produce test batches for FDA approval. Validation of manufacturing processes by the FDA also is required before a company can market new products. The FDA conducts pre-approval and post-approval reviews and plant inspections to enforce these rules. Supplemental filings are required for approval to transfer products from one manufacturing site to another and may be under review for a year or more. In addition, certain products may only be approved for transfer once new bio-equivalency studies are conducted.

The FDA issued a final rule on June 18, 2003, which became effective on August 18, 2003, streamlining the generic drug approval process by limiting a drug company to only one 30-month stay of a generic drug’s entry into the market for resolution of a patent challenge. This will help maintain a balance between the innovator companies’ intellectual property rights and the desire to get generic drugs on the market in a timely fashion. The rule clarifies the types of patents that innovators must submit for listing and prohibits the submission of patents claiming packaging, intermediates or metabolite innovations. Patents claiming a different polymorphic form of the active ingredient described in a NDA must be submitted if the NDA holder has test data demonstrating that the drug product containing the polymorph will perform in the same way as the drug product described in the NDA. The final rule also clarifies the type of patent information required to be submitted and revises the declaration that NDA applicants must provide regarding their patents to help ensure that NDA applicants submit only appropriate patents.

The final rule is intended to make the patent submission and listing process more efficient, as well as enhance the ANDA and 505(b)(2) application approval process. The changes are designed to enable consumers to save billions of dollars each year by making it easier for generic drug manufacturers to get safe and effective products on the market when the appropriate patent protection expires.

In addition to the federal government, various states have laws regulating the manufacture and distribution of pharmaceuticals, as well as regulations dealing with the substitution of generic drugs for brand name drugs. The Company’s operations are also subject to regulation, licensing requirements and inspection by the states in which its operations are located and/or it conducts business.

Certain activities of the Company may also be subject to FTC enforcement. The FTC enforces a variety of antitrust and consumer protection laws designed to ensure that the nation’s markets function competitively, are vigorous, efficient and free of undue restrictions.

We are also is governed by federal and state laws of general applicability, including laws regulating matters of environmental quality, working conditions and equal employment opportunity.

The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our dietary supplements manufactured is subject to regulation by numerous governmental agencies, particularly the FDA, which regulates our products under the Federal Food, Drug and Cosmetic Act, and the FTC, which regulates the advertising of our products under the Federal Trade Commission Act. Our products are also subject to regulation by, among other regulatory agencies, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Department of Environmental Regulation and the Occupational Safety and Health Administration. The manufacture, labeling and advertising of our products is also regulated by the Occupational Safety and Health Administration through various state and local agencies where our products are distributed.

Our manufacture of dietary supplements is subject to significant labeling regulation. Labeling claims are governed by the Food and Drug Administration, the Federal Food, Drug and Cosmetic Act, and the recent Dietary Supplement Health and Education Act of 1994 (DSHEA). Our manufacture of over-the-counter drugs must comply with all Food and Drug Administration guidelines and Food and Drug Administration enforced Good Manufacturing Practices (GMP) regulations for those products as set forth in official monographs of the United States Pharmacoepia and other applicable laws enforced by the Food and Drug Administration. These include manufacturing and product information, such as claims in a product’s labeling, package inserts, and accompanying literature. The Dietary Supplement Health and Education Act of 1994 guidelines permit certain dietary supplement labeling claims without prior authorization by the Food and Drug Administration, provided that the manufacturer has substantiation for the claims and complies with certain notification and disclaimer requirements. The legislation gives dietary supplement manufacturers more freedom to market their products, while providing consumers adequate information for informed decisions on the use of supplements.

Under the Dietary Supplement Health and Education Act of 1994 and previous food labeling laws, supplement manufacturers may use three types of labeling claims, with the approval of the Food and Drug Administration. These claims include nutrient-content claims, disease claims, and nutrition-support claims, which include “structure-function claims.” Nutrient-content claims describe the level of a nutrient in a food or dietary supplement. For example, a supplement containing at least 200 mg of calcium per serving could carry the claim “high in calcium.” Disease claims show a link between a substance and a disease or health-related condition. The Food and Drug Administration authorizes disease claims based on a direct review of scientific evidence or documentation of established diet-to-health links from highly regarded scientific bodies, such as the National Academy of Sciences. For example, it is permissible to advertise a link between calcium and a lower risk of osteoporosis, if the supplement contains sufficient amounts of calcium. Nutrition-support claims describe a link between a nutrient and deficiency diseases that may result from diets lacking the nutrient. For example, the label of a Vitamin C supplement could state that Vitamin C prevents scurvy. When these types of claims are used, the label must mention the prevalence of the nutrient-deficiency disease in the United States. Finally, structure-function claims refer to the supplement’s effect on the body’s structure or function, including its overall effect on a person’s well-being. For example, a structure-function claim could state “antioxidants maintain cell integrity.” Structure-function claims must be accompanied by the disclaimer “This statement has not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure, or prevent any disease.” Manufacturers who plan to use a structure-function claim on a particular product must inform the Food and Drug Administration of the use of the claim no later than 30 days after the product is first marketed. The Food and Drug Administration may then advise the manufacturer to change or delete the claim. Claims made for our dietary supplement products may include statements of nutritional support and health and nutrient content. The Food and Drug Administration’s interpretation of what constitutes an acceptable statement of nutritional support may change in the future thereby requiring that we revise our labels. The Food and Drug Administration recently issued a proposed rule on what constitutes permitted structure/function claims as distinguished from prohibited disease claims. Although we believe our product claims comply with the law, depending on the content of the final regulation, we may need to revise our labels.

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

Innovative Health Products’ nutriceutical facility was inspected by the Department of Agriculture and the FDA in November 2003 and although we did receive an FDA 483, a written list of observations, were found to be generally in compliance with current Good Manufacturing Practices (GMP) and do not believe the observations were material. We have taken appropriate corrective actions based on the FDA inspection findings.

Belcher Pharmaceuticals facility was inspected by the FDA, the DEA and the Department of Agriculture all of which found us generally in compliance. As we have in the past, we will continue our strong focus on compliance activities at all levels of our Company in support of our current and future strategic growth plans .

As a public company, the Company is subject to the recently enacted Sarbanes-Oxley Act of 2002 . This Act contains a variety of provisions affecting public companies, including requiring an evaluation of its internal disclosure controls and procedures surrounding the Company’s executive management, personnel, and the summarization and control over accurate financial reporting .

During the fiscal year ended March 31, 2004, we appointed two new independent directors, Dr. Barry H. Dash and Shan Shikarpuri, to comply with the requirements of the Sarbanes-Oxley Act of 2002 and the regulations of the Nasdaq Stock Exchange.

Risk Factors

New or Amended Government Regulation Could Adversely Impact Our Business and Operations: We may be subject to additional laws or regulations by the Food and Drug Administration or other federal, state or foreign regulatory authorities, subject to the repeal of laws or regulations which we consider favorable, such as the Dietary Supplement Health and Education Act of 1994, or subject to more stringent interpretations of current laws or regulations, from time to time in the future. We are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. We also can not predict what effect these regulations, and the related publicity from promulgation of such regulations, could have on consumer perceptions related to the nutraceutical market in which we operate. The Company, and its customers, depend on positive publicity as it relates to the efficacy and overall health benefits derived from certain products we manufacture for others. This could have a materially adverse affect on our business, financial condition, results of operations and cash flows. The Food and Drug Administration has also announced that it is considering promulgating new Good Manufacturing Practices regulations, specific to dietary supplements. Such regulations, if promulgated, may be significantly more rigorous than currently applicable regulations and contain quality assurance requirements similar to Good Manufacturing Practices regulations for drug products. Therefore, we may be required to expend additional capital resources on upgrading manufacturing processes and/or equipment in the future in order to comply with the law. The Food and Drug Administration or other governmental regulatory bodies could require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation of the properties of certain products and expanded or different labeling and scientific substantiation. Any or all of such requirements could have a materially adverse affect on our business, financial condition, results of operations and cash flows. Our failure to comply with applicable Food and Drug Administration regulatory requirements could result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and possible criminal prosecutions.

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

Product Acceptance into the Generic Drug Market: Certain manufacturers of brand name drugs and/or their affiliates have introduced generic pharmaceutical products equivalent to their brand name drugs at relatively lower prices or partnered with generic companies to introduce generic products. Such actions have the effect of reducing the potential market share and profitability of generic products developed by the Company and may inhibit it from developing and introducing generic pharmaceutical products comparable to certain brand name drugs. This price competition has led to an increase in customer demand for downward price adjustments by the manufacturers of generic pharmaceutical products, including the Company, for certain products that may have planned to manufacture in the future. There can be no assurance that such price reductions for these products or others, will not continue, or even increase, and therefore could have a material adverse effect on the Company’s revenues, gross margins, income generated from operations and cash flows.

The Unavailability of Raw Materials When Needed Could Adversely Impact Our Business and Operations: Since the federal drug application process requires specification of raw material suppliers as related to the production of generic drugs, if raw materials from a specified supplier were to become unavailable, FDA approval of a new supplier would be required. A delay of six months or more in the manufacture and marketing of the drug involved while a new supplier becomes qualified by the FDA and its manufacturing process is found to meet FDA standards could, depending on the particular product, have a material adverse effect on the Company’s results of operations and financial condition. Generally the Company attempts to minimize the effects of any such situation by providing for, where economically and otherwise feasible, two or more suppliers of raw materials for the drugs it manufactures.

FDA Approvals: The Company plans to submit generic drug human and animal ANDA for the FDAs approval to manufacture generic drugs for animals and humans in the future. The Company can not predict, nor guarantee, that the FDA will approve any or all applications submitted, nor can the Company predict when such applications will be reviewed or approved. Failure for the FDA to approve certain generic drug products as they are submitted by the Company could have an adverse effect on future revenues, cash flows and financial position.

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

The Unavailability of Additional Funds When Needed Could Adversely Impact Our Business and Operations: Management believes that cash expected to be generated from operations, current cash reserves, and existing financial arrangements will be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. In addition, the Company may require more significant capital to expand operations or complete cash based acquisitions. If cash flows from operations, current cash reserves and available credit facilities are not sufficient, it will be necessary for the Company to seek additional financing. There can be no assurance that such financing would be available in amounts and on terms acceptable to the Company.

Litigation: Litigation concerning patents and proprietary rights is possible and often expensive. Pharmaceutical companies with patented brand products are increasingly suing companies that produce generic forms of their patented brand name products for alleged patent infringement or other violations of intellectual property rights, which may delay or prevent the entry of such generic products into the market. There is a risk that a branded pharmaceutical company may sue the filing person for alleged patent infringement or other manufacturing, developing and/or selling the same generic pharmaceutical products may similarly file lawsuits against the Company or its strategic partners claiming patent infringement or invalidity. Such litigation is time consuming, and could result in a substantial delay in, or prevent, the introduction and/or marketing of products, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Our second manufacturing facility is located in 10,000 square feet of leased space in Largo, Florida. This facility is registered with the United States Food and Drug Administration and is used for our laboratory services, research and development, manufacture, packaging and distribution of our generic drug and over-the-counter products.

Our warehousing facility is located in 30,000 square feet of leased space in Largo, Florida. We use this location for our warehousing of our distribution segments’ finished goods in addition to housing additional manufacturing packaging.

Currently, we can manufacture approximately 300 million tablets and capsules annually. For the fiscal year ended March 31, 2004, we operated at approximately 70% of our total capacity. Our manufacturing facilities normally operate two shifts per day, five days per week. Certain packaging lines or capsule and tablet production lines run longer as demand warrants. We operate flexible manufacturing lines that can shift output efficiently among various pieces of equipment depending upon factors such as batch size, tablets or capsule count, and labeling requirements. We strive to fulfill and ship all orders within 30-60 days. While we believe we can double our sales volume without expanding our current facilities, we will expand our manufacturing capacities upon receiving Food and Drug Administration registration for production of generic and other over-the-counter drugs. An increase in production would require additional space and personnel for warehousing and shipping operations, but would not necessarily require substantial capital investment. Our manufacturing revenues are generated by fulfilling sales orders received from our customers within an average turn-around time ranging from 30-60 days. Consequently, we experience a backlog for future revenues at all times. As of March 31, 2003 and 2004, we had approximately $1,300,000 and $1,900,000, respectively, in backlog manufacturing sales orders.

Private Label Products-Manufacturing

Sales of our manufactured private label products accounted for approximately 60.6% of our total consolidated revenues for the year ended March 31, 2003 and 67.9% for the year ended March 31, 2004. We currently manufacture products for over 400 private label customers in 47 states in the United States and ship to several countries internationally. Our private label business has a widely distributed revenue base. For the year ended March 31, 2003, we had sales of 5% or more of total consolidated revenues to Metabolife International, one of our private label customers, of which accounted for 29.1% of total consolidated revenues none of which were sales to affiliated customers. For the year ended March 31, 2004, we had sales of 5% or more of total consolidated revenues to one of our private label customers, Metabolife International, of which accounted for 14.4% of total consolidated revenues. For the year ended March 31, 2003 and 2004, we did not have sales of 5% or more of total consolidated revenues to any company that is a party to an exclusive manufacturing agreement with us.

Branded Products-Distribution

Sales of our branded product lines sold within our distribution segment accounted for approximately 13.3% of our total consolidated revenues for the year ended March 31, 2004 as compared to approximately 9.3% of consolidated revenues for the year ended March 31, 2003. Our distribution product line has a widely distributed revenue base whereas for the year ended March 31, 2003 and 2004, no one customer accounted for more than 5% of total consolidated revenues. For the fiscal year ended March 31, 2004, our distribution segment revenues totaled approximately $3,048,000; approximately 65.6% of the total distribution revenues were derived from the CarbSlim candy line, approximately 32% from the Lean Protein Bites product line and 2.5% of the total being derived from our Thermo ZXE energy product line. For the fiscal year ended March 31, 2003, our distribution segment revenues totaled approximately $1,371,000; none of the total distribution revenues were derived from the CarbSlim candy line since it was not introduced until July 2003, approximately 78% of total distribution revenues were derived from the Lean Protein Bites product line and 22% of the total was derived from our Thermo ZXE energy product line

Pharmacy Benefit Management

Sales generated from our pharmacy benefit management subsidiary accounted for approximately 25.9% of our total consolidated revenues for the year ended March 31, 2004 and accounted for 22.8% of consolidated revenues for the year ended March 31, 2003. 100% of the Company’s pharmacy benefit management revenues are derived from a contract with CarePlus Health, an affiliate of the Company.

Employees

As of March 31, 2004 we had 83 employees as compared to 68 employees as of March 31, 2003. Of these 83 employees as of March 31, 2004, four were engaged in marketing and sales, 67 were devoted to production, laboratory and distribution and twelve were responsible for management and administration. None of our employees are covered by a collective bargaining agreement. We believe we have good relations with our employees. Employees are permitted to participate in employee benefit plans of the Company that may be in effect from time to time, to the extent eligible, and employees may be entitled to receive an annual bonus as determined at the sole discretion of the Company’s Board of Directors based on the Board’s evaluation of the employee’s performance and the financial performance of the Company.

ITEM 2. DESCRIPTION OF PROPERTY

Our primary manufacturing facility is located in 33,222 square feet of leased space in Largo, Florida. We use this location as our corporate offices, for Innovative Health Products’ manufacturing, research, development, packaging and warehousing of our products and for Breakthrough Engineered Nutrition’s administrative and sales office. We lease this facility from an affiliate, Dynamic Health Products, Inc, pursuant to a ten year triple-net lease that expires on September 30, 2009, currently at a monthly rental of approximately $18,333, subject to annual inflationary adjustments.

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

During January 2004, we leased 30,000 square feet of leased space in Largo, Florida. Belcher Pharmaceuticals and Innovative use this facility for the warehousing of our manufacturing packaging components as well as a storage facility for Breakthrough’s finished goods. We lease this facility from an unrelated third party pursuant to a five year lease triplenet lease currently at a monthly rental of approximately $16,500 subject to annual inflationary adjustments

ITEM 3. LEGAL PROCEEDINGS

On April 11, 2003 the company filed a lawsuit against Joseph Zappala, a member of the company’s Board of Directors in the Sixth Judicial Circuit in and for Pinellas County, Florida. The lawsuit sought to rescind a purported agreement between the company and Mr. Zappala, breach of a consulting agreement between the company and Mr. Zappala and related claims involving those agreements. Mr. Zappala denied the material allegations against him and has filed a counterclaim against the Company for breach of the consulting agreement.

On April 20, 2004, the Company and Mr. Zappala entered into an agreement (“Settlement Agreement”) pursuant to which each party expressly disclaimed any liability and each party released the other (and all related parties) from all claims, and liabilities arising from the Merger Agreement, the Consulting Agreement and/or the subject matter of the Company’s lawsuit against Mr. Zappala and Go2 (“Lawsuit”), and the parties agreed to dismiss the Lawsuit with prejudice. As provided by the Settlement Agreement: (i) Mr. Zappala transferred ownership of 500,000 shares of the Company’s common stock to the Company; (ii) the Consulting Agreement was terminated without further liability to either party; and (iii) Mr. Zappala agreed, that during his tenure as a Director of the Company, he would not sell his remaining shares of Company common stock, unless another Director of the Company sells shares of Company common stock. The Company filed Form 8-K on April 26, 2004.

From time to time we are subject to litigation incidental to our business including possible product liability claims. Such claims, if successful, could exceed applicable insurance coverage.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market For Securities

The Company’s $.01 par value common stock, is listed on the Nasdaq SmallCap Market under the symbol “GORX” and on the Boston Stock Exchange under the symbol “GORX”. The Company began its initial trading November 14, 2000; its high and low sales prices since that time, by quarter-ended date, are as follows:

	High	Low
December 31, 2000	$7.875	$1.813

March 31, 2001	$4.375	$0.875

June 30, 2001	$3.10	$0.92

September 30, 2001	$2.22	$0.66

December 31, 2001	$2.90	$0.77

March 31, 2002	$1.11	$0.45

June 30, 2002	$1.02	$0.55

September 30, 2002	$1.60	$0.74

December 31, 2002	$1.40	$0.67

March 31, 2003	$1.05	$0.65

June 30, 2003	$4.04	$0.79

September 30, 2003	$4.60	$1.75

December 31, 2003	$5.35	$2.60

March 31, 2004	$7.88	$4.75

As of June 24, 2004, there were approximately 1200 stockholders of record according to ADP and our stock transfer agent, Registrar and Transfer Company, Inc. located in Cranford, New Jersey.

Dividend Policy

As of March 31, 2003 and 2004, we have paid $120,031 and $69,390 respectively, in preferred dividends as related to the 10%, $1.5 million face value redeemable preferred stock representing 150,000 shares of our series A preferred stock. The Company was required to pay a quarterly dividend payment calculated at 10% based on the number of preferred shares outstanding for the period to the preferred stockholders until the stock is redeemed. During the year ended March 31, 2004, the Company redeemed all the remaining shares outstanding.

As of March 31, 2004, our subsidiary, Belcher Capital Corporation paid $42,500, in preferred dividends as related to the 6%, Series A, $5 million convertible preferred stock issued to Laurus Master Fund, Ltd. Dividends are due the first of every month. The 6% Series A, $5 million convertible preferred stock was issued on February 10, 2004 as a part of a private placement.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The statements contained in this Report that are not historical are forward-looking statements, including statements regarding the Company’s expectations, intentions, beliefs or strategies regarding the future. Forward- looking statements include the Company’s statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements. Additionally, the following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this Report. The discussion is based upon such financial statements which have been prepared in accordance with U.S. Generally Accepted Accounting Principles and the Standards of the Public Company Accounting Oversight Board (United States).

SELECTED QUARTERLY DATA

	Quarter ended: June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003
Net sales	$4,411,133	$3,253,360	$3,280,372	$3,786,649

Gross profit	$1,263,275	$984,179	$803,739	$967,616

SGA	$838,587	$874,041	$885,832	$1,066,172

Other income/ (expense), net	$8,644	$211,580	$240,485	$248,702

Income tax benefit/(expense)	$—	$—	$147,900	$—

Net income/(loss) available to common shareholders	$375,805	$274,840	$257,206	$122,927

Basic and fully diluted earnings (loss) per share	$0.05	$0.04	$0.04	$0.02

Basic and fully diluted weighted average number of common shares outstanding	7,025,000	7,025,000	7,025,000	7,073,266

SELECTED QUARTERLY DATA

	Quarter ended: June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004
Net sales	$4,106,206	$6,098,200	$5,920,586	$6,844,852

Gross profit	$968,889	$1,816,600	$1,696,342	$1,475,661

SGA	$925,003	$1,183,219	$1,136,025	$1,514,046

Other income/ (expense), net	$(11,526)	$49,031	$(16,851)	$370,850

Income tax benefit/ (expense)	$0	$0	$(69,204)	$(242,596)

Net income/(loss) available to common shareholders	$6,290	$656,342	$460,762	$(116,275)

Basic earnings (loss) per share	$0.00	$0.09	$0.06	$(0.02)

Basic weighted average number of common shares outstanding	7,569,674	7,572,681	7,654,922	7,682,258

Fully diluted earnings (loss) per share	$0.00	$0.07	$0.05	$(0.01)

Fully diluted weighted average number of common shares outstanding	7,569,674	9,194,546	9,181,786	9,251,294

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

Other income (expense) net, consists primarily of amounts received from an insured loss that occurred on August 27, 2002, where a commercial building where one of our manufacturing facilities is located, was involved in a fire. Although this fire was not in our leased space, nor was the fire caused by the Company or any of its related parties, our facility was exposed to and incurred smoke and water damage. The company that had the fire is not a related party. Innovative has adequate insurance coverage that covers replacement cost of the facilities’ contents which includes inventory and leasehold improvements, in addition to business interruption insurance which covers lost profits based on certain coverage formulas and policy limits. As of March 31, 2004, the final financial assessment has not been made by our Company or by our insurance company.

As of March 31, 2004, we had a total reduction in our income tax benefit and have recorded deferred income tax expense and deferred tax liability of $311,800, and $160,000, respectively, due to calculations surrounding net operating losses, tax accounting timing differences as defined and projections related to future income. Generally, net operating losses may be carried forward for up to 20 years. Due to our merger with the Delaware corporation Go2Pharmacy.com, Inc. and the change in our ownership structure on November 7, 2000, the utilization of net operating losses may be limited by Internal Revenue Code Section 382.

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

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for the periods indicated.

	Year Ended March 31,
	2003	2004
Revenues	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	72.7%	74.1%

Gross profit	27.3%	25.9%

Selling, general and administrative expenses (including depreciation and amortization)	24.9%	20.7%

Other income (expense), net	4.8%	1.0%

Income before income taxes and preferred dividends	6.8%	6.2%

Income tax (expense) / benefit	1.0%	(1.4)%

Preferred dividends	0.8%	0.5%

Net income (loss)	7.0%	4.4%

Fiscal Year Ended March 31, 2004, Compared to Fiscal Year Ended March 31, 2003

Revenues. Total consolidated revenues increased approximately $8.2 million, or 55.9%, to approximately $22,970,000 for the fiscal year ended March 31, 2004, as compared to approximately $14,700,000 for the fiscal year ended March 31, 2003.

Manufacturing revenues increased approximately $3,900,000, or 38.9%, to approximately $13,884,000 for the fiscal year ended March 31, 2004, as compared to approximately $9,995,000 for the corresponding period. The increase was primarily due to net increases in sales volumes due to the expansion of our private-label customer base and related sales order volumes in the current fiscal year as compared to the fiscal year ended March 31, 2003, where there was a temporary decline in one of two plant’s manufacturing output due to a fire. The Company’s manufacturing revenues are normally derived from two, full-time operating manufacturing plants. However, during August 2002, the smaller of our two plants was exposed to chemical smoke and water damage directly related to a fire in a nearby tenant’s facility. Therefore, our one facility was not operational from August 27, 2002 through January 15, 2003. The fire was an insured event. Overall, manufacturing capacities have increased and overall unit production is greater than the prior year based on continued manufacturing plant improvements that include additions to manufacturing machinery and analytic laboratory equipment. The number of manufacturing and laboratory personnel increased from the 2003 fiscal year to the 2004 fiscal year in accordance with our strategic business plans related to generic drug manufacturing and distribution.

Distribution revenues increased approximately $1,677,000 or 122.3% to $3,048,000 for the fiscal year ended March 31, 2004, as compared to $1,371,000 for the fiscal year ended March 31, 2003. This increase primarily results from the net increase in units sold, primarily attributable to our new low carbohydrate candy line introduced July 2003, CarbSlim. Carbslim is comprised of four SKUs, two sizes of peanut butter crunch and two sizes of chocolate caramel crunch. For the fiscal year ended March 31, 2004, 40,747 cases of CarbSlim were sold versus zero cases sold of CarbSlim in the fiscal year ended March 31, 2003, a 40,747 case-sale increase based on the product line’s introduction July 2003. The Lean Protein Bites product line is comprised of three SKUs, milk chocolate, white chocolate and peanut butter. For the fiscal year ended 2004, 22,271 total cases were sold as compared to the fiscal year ended 2003, where 25,890 total cases were sold, a case-sale decline of approximately 14%. The decline in sales was primarily due to two factors; certain distributors and retailers chose to carry our new product line, CarbSlim versus the Lean Protein product line in addition to the Company spending higher advertising dollars on the introduction of the CarbSlim line. The Thermo ZXE product line is comprised of five SKUs, cranapple, grape, lemonade, fruit punch and tangerine. For the fiscal year ended 2004, 4,396 cases were sold as compared to the fiscal year ended 2003, where 17,106 cases were sold, a case-sale decline of approximately 74.3%. The decline in the sales volumes of Thermo ZXE are attributable to state-enforced governmental regulatory issues for this energy-based formula’s main ingredient, Ma Huang or Ephedra. Overall, sales prices vary for all product lines dependent upon a customer’s individual as well as aggregate purchase volumes.

Pharmacy benefit management revenues increased 76.4% or approximately $2,570,000 to $5,936,000 for the fiscal year ended March 31, 2004, as compared to $3,365,000 for the fiscal year ended March 31, 2003. The increase results from the increase in overall membership in the two health plans as compared to the fiscal year ended March 31, 2003 where only one health plan was included for the entire fiscal year based on the introduction of a new health plan. Revenue per member remained constant for both of the fiscal years.

Pharmaceutical revenues increased to approximately $101,000 for the fiscal year ended March 31, 2004 as compared to no sales for this business segment for the fiscal year ended March 31, 2003. The pharmaceutical business segment generated its first revenues based on sales of repackaged pharmaceuticals procured from a unrelated third party manufacturer in addition to revenue derived from a $50,000 licensing fee.

Gross Profit. Total gross profit increased approximately $1,938,000 or 48.2%, to $5,957,000 for the fiscal year ended March 31, 2004, as compared to $4,019,000 for the fiscal year ended March 31, 2003. Total gross margins decreased to 25.9% for the fiscal year ended March 31, 2004 from 27.3% for the fiscal year ended March 31, 2003.

Manufacturing gross profit increased approximately $1,192,000, or 37.5%, to approximately $4,366,000 for the fiscal year ended March 31, 2004, as compared to approximately $3,174,000 in the corresponding period in 2003. For the fiscal year ended March 31, 2004 manufacturing gross margin decreased to 31.5%, from 31.8% in the corresponding period in 2003. Although our sales portfolio had higher sales unit volumes gross margins remained consistent. In addition, direct revenue generating cost dollars and overhead dollars in total have increased, through increased units of production based on increased sales, overhead dollars per unit have decreased.

Distribution gross profits increased 148.6% or approximately $715,000 to approximately $1,195,000 for the fiscal year ended March 31, 2004, as compared to approximately $481,000 for the fiscal year ended March 31, 2003, distribution gross margins increased from 35.1% for the fiscal year ended March 31, 2003 to 39.2% for the fiscal year ended March 31, 2004. The increase in gross profits is directly related to increases in sales volumes based on the introduction of CarbSlim product line in July 2003 which has a higher gross margin than the product lines Lean Protein and Thermo ZXE that both experienced decreased sales in the current fiscal year.

Pharmacy Benefit Management gross profit decreased approximately $46,000 or 12.7% to approximately $317,000 for the fiscal year ended March 31, 2004, as compared to approximately $364,000 for the fiscal year ended March 31, 2003. Pharmacy benefit management gross margin was 10.8% for the fiscal year ended March 31, 2003 as compared to 5.4% for the fiscal year ended March 31, 2004. Gross profit and margin decreases, although sales revenues increased, were primarily due to rising costs associated with rising number of claims in addition to the rising prescription costs.

Pharmaceutical gross profits increased to approximately $79,000 for the fiscal year ended March 31, 2004 as compared to no gross profits for this business segment for the fiscal year ended March 31, 2003. Pharmaceutical gross margins were 78.2% for the fiscal year ended March 31, 2004 based primarily on the sale of repackaged pharmaceuticals with a gross margin of 43% in addition to the licensing fee gross margin of 100%.

Selling, General and Administrative Expenses. Selling, general and administrative (“SGA”) expenses consist of advertising and promotional expenses; research and development costs associated with the generic drug segment, personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation expense. Selling, general and administrative expenses, inclusive of depreciation and amortization, increased approximately $1,094,000, or 29.8%, to approximately $4,758,000 for the fiscal year ended March 31, 2004, as compared to approximately $3,665,000 in the corresponding period. The increase is primarily attributable to additional advertising and promotional expenses associated with promoting our distribution segment and related branded product lines, including CarbSlim. All insurance costs have increased, including health, general and product liability insurances; health insurance increased primarily due to an increase in the number of employees; product liability insurances increased related to higher policy limits requirements associated with distributing our branded product lines to national, chain and mass markets in addition to external insurance market influences surrounding higher premium costs for all of the Company’s business segments based on our increasing sales revenues. Research and development (“R&D”) costs included in SGA have increased approximately $544,000 due to the increased activity associated with our generic drug development as computed to no R&D expense for the corresponding period. Rents increased based on the additional warehousing and distribution square footage required with growing manufacturing and distribution segments. Bad debt expense has increased directly related higher sales dollars which the basis used to estimate potential uncollectible accounts in the future. As a percentage of sales, selling, general and administrative expenses decreased to 20.7% for the fiscal year ended March 31, 2004 from 24.9% in the corresponding period in 2003.

Other Income (Expense), Net. For the fiscal year ended March 31, 2004, the balance in other income/(expense), net, decreased approximately $318,000 or 44.8%, to approximately $392,000 as compared to approximately $709,000 for the corresponding period. For the fiscal year ended 2004, the $392,000 was primarily comprised of $325,000 as related to our ongoing insurance claim related to the August 27, 2002 fire. The $325,000, net of all related expenses, is the Company’s current minimum known estimatable and measurable business interruption loss amount that will be received upon full settlement of the insurance claim as of the date of this public filing with the Securities and Exchange Commission; however, as of March 31, 2004 through the date of the public filing, the final financial assessment has not been made by our Company or by our insurance company.

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

Interest Income (Expense), Net. Interest expense, net of interest income, increased approximately $99,000 to approximately $160,000 for the fiscal year ended March 31, 2004, from approximately $61,000 for the fiscal year ended March 31, 2003. The $99,000 net increase in interest expense was primarily due to the $5 million 6% convertible three-year term note closed during January 2004. Approximately $50,000 of the $99,000 net increase relates to the non-cash amortization of the debt discount based on the Black-Sholes valuation method applied to the three-year term note’s warrants. Interest income for the fiscal year ended March 31, 2004 was approximately $28,000 as compared to approximately $26,000 for the fiscal year ended March 31, 2003.

Income Taxes. At March 31, 2004, the Company had recorded $316,000 of deferred income tax expense as compared to an income tax benefit of $147,900 for the fiscal year ended March 31, 2003. The deferred tax asset was fully utilized replaced with a deferred tax liability of $160,000 as of March 31, 2004 as based on the effective tax rates applied to our net income amounts earned this fiscal year, changes in the timing and the amounts of permanent and temporary tax differences, updated information gained related to underlying assumptions about the future operations of the Company as well as the utilization of available operating loss carryforwards.

Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation as of and for the year ended March 31, 2004. Management also believes that its business is not seasonal, however significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company has financed its operations through available borrowings under its credit line facilities, loans from within the Company, cash provided from operations and cash provided from the proceeds received from the initial public offering effective November 7, 2000. The Company had working capital of approximately $16,318,070 at March 31, 2004, inclusive of current portion of long-term obligations and credit facilities, as compared to a working capital of approximately $2,727,503 at March 31, 2003. The increase in working capital is based upon a private placement and convertible debt financing closed during the months of January 2004 through March 2004. The Company received a total of $15 million of gross proceeds based on a $10 million 6% convertible preferred stock private placement together with a total of 412,500 warrants at exercise prices ranging from $6.29 to $8.51 exercisable through February 2011 and a $5 million convertible 6%, three-year term debt together with a total of 150,000 warrants at exercise prices ranging from $7.34 to $8.62 exercisable through January 2011. Approximately $4,800,000 of the proceeds from the sale of the 6% convertible preferred stock were placed in a restricted account and pledged as collateral against any portion of such stock which has not been converted. As a direct result of issuing warrants with the $5 million 6% convertible debt in January, the Company recorded $932,365 discount on the three-year term note based on applying a Black-Scholes valuation which lowered the gross amount of the note payable with the $932,365 offset recorded within Additional Paid in Capital (“APIC”). The $932,365 discount will be straight-line amortized to interest expense over the three-year life of the note. As a direct result of issuing warrants with the $10 million 6% convertible preferred stock in February and March, the Company recorded a total of $3,580,963 discount on the $10 million 6% convertible preferred stock based on applying a Black-Scholes valuation which resulted in a net reclassification of $3,580,963 lowering retained earnings and increasing APIC. All Black-Scholes valuations referenced and related entries are noncash transactions.

Net cash provided by operating activities was $469,493 for the fiscal year ended March 31, 2004, as compared to net cash provided by operating activities of $1,198,711 for the fiscal year ended March 31, 2003. Cash provided of $414,471 was primarily attributable to net income before preferred dividends of $1,119,009 based on consolidated gross profits increases of approximately $1.9 million, increases in trade accounts payable and accrued expenses of approximately $1.3 million as reflected in the approximate $1 million increase in SGA expenses in addition to deferred income tax of $312,000 and depreciation and amortization expense totaling $513,000 for the 2004 fiscal year, all of which is partially offset by increased trade accounts receivable of approximately $800,000 and increases in affiliate-trade accounts received of approximately $700,000 based on increases in manufacturing and distribution segment credit sales and increases in inventory purchases of approximately $1.1 million.

Net cash used in investing activities was $770,429 for the fiscal year ended March 31, 2004 as compared to the net cash used of $271,774 for the fiscal year ended March 31, 2003. Investing activities represented purchases and upgrades of plant and laboratory equipment for generic drug manufacturing and distribution plant, Belcher Pharmaceuticals.

Net cash provided by financing activities was $13,049,690 for the fiscal year ended March 31, 2004 as compared to cash used in financing activities of $845,542 for the fiscal year ended March 31, 2003. $13,049,690 of cash provided was primarily attributable to private placement and convertible debt funding of $15 million comprised of a $10 million 6% convertible preferred stock private placement and a $5 million convertible 6%, three-year term debt, approximately $326,000 of proceeds received from stock option exercises, in addition to $214,000 proceeds from other short-term financings related to the financing of insurance premiums all of which is partially offset by payments of approximately $1.2 million related to the payoff of an approximate $850,000 credit line outstanding and an approximate $360,000 manufacturing equipment term note, payments of approximately $395,000 of insurance premium and other short-term and long-term obligations, approximately $400,000 in convertible term debt and convertible preferred stock financing charges incurred as a result of the private placement, payment of $720,000 representing the redemption of the remaining 72,000 Series A 10% redeemable preferred stock outstanding as of March 31, 2003 and payments of preferred stock dividends of approximately $112,000.

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

ITEM 7. FINANCIAL STATEMENTS

All financial information required by this Item is attached hereto beginning on Page 36.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure procedures. Based on management’s evaluation as of the end of the period covered by this Annual Report, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, directors and key employees and their ages and their respective positions as of March 31, 2004 were as follows:

Name	Age	Position
Jugal K. Taneja	60	Chairman of the Board and Director
Mihir K. Taneja	29	Chief Executive Officer, Secretary and Director
Kotha S. Sekharam, Ph.D	53	President and Director
Carol Dore-Falcone	39	Vice President and Chief Financial Officer
Barry H. Dash, Ph.D	72	Director
Joseph Zappala	70	Director
George L. Stuart, Jr.	58	Director
Shan Shikarpuri	53	Director

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

CAROL DORE-FALCONE has served as our Vice President and Chief Financial Officer since August 1999. She has also served as Vice President and Chief Financial Officer of Dynamic from August 1999 until November 7, 2000. Prior to joining us, Ms. Dore-Falcone was employed as an audit manager with Deloitte & Touche, Certified Public Accountants, where she had served in various capacities since January 1990. Ms. Dore-Falcone is a certified public accountant and holds a B.S. degree in Accounting from Montclair State University and an M.B.A. from the University of Tampa.

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

SHAN SHIKARPURI has served as a Director since November 2003. In addition, he is the founding principal of his Palm Harbor accounting firm, Shan Shikarpuri & Associates, P.A., which has been doing business in Florida for the past twenty years. Shan earned three degrees from Florida State University, has taught accounting and income tax law at the University of South Florida and the University of Virginia, and had trained auditors at the Office of Inspectors General in Washington, D.C. He is a past president of the Palm Harbor Chamber of Commerce, is active in many civic organizations and is a frequent speaker on tax and accounting issues. Shan is a member of the Tampa Bay Regional Planning Council representing Pinellas County. He has served on the board of directors of the Sun Coast Chapter of the Florida Institute of CPAs and is currently on the board of numerous privately held corporations and not-for-profit organizations in the Tampa Bay area.

DR. BARRY H. DASH has served as a Director since January 2004. In addition, Dr. Dash has been President of Dash Associates, LLC since 1995, where he provides consulting to the pharmaceutical and health and beauty aid industries. Prior to this he served 31 years as Senior Vice President of American Home Products Corporation, Whitehall-Robins Healthcare, now Wyeth; and served as a professor at Columbia University College of Pharmaceutical Sciences from 1956-1962. Dr. Dash holds a Ph.D. in Medicinal Chemistry and Pharmaceutics from the University of Florida, MS in Pharmacy and a BS in Pharmaceutical Sciences both from Columbia University.

Compensation of Directors

We reimburse each of our directors for reasonable expenses incurred in attending meetings of our Board of Directors. Each non-employee director receives compensation in the form of a fee of $1,000 per quarter. This $1,000 compensation fee will be waived should the Company have a net loss available to common shareholders for that quarter. Additionally, all directors are eligible to receive stock options under the Company’s 1999 Stock Option Plan, and directors who are also employees of the Company, or a subsidiary of the Company, are eligible to receive Incentive Stock Options when and as approved by the Board of Directors. During April 2001, the Company established a policy providing that all directors will receive 25,000 stock options per fiscal year if they attend at least two meetings in such fiscal year. Additionally, each member of a committee of the Board of Directors shall receive 5,000 additional stock options per fiscal year.

and the Chairman of the Board shall receive 10,000 stock options per fiscal year. The options granted under this policy to directors are exercisable in accordance with a three-year vesting schedule from date of grant, provided that should any director resign prior to the end of the relevant term of office, the options granted for during such fiscal term shall be immediately canceled. During the fiscal year ended March 31, 2003 and 2004, 165,000 and 230,000 options, respectively, were granted to the directors .

Committees of the Board of Directors

The Board of Directors have formed the following committees with each of its respective members listed: Audit Committee consists of Mssrs. Zappala, Stuart, Jr., and Shikarpuri, who is the audit committee financial expert, Nominating Committee: Mssrs. Dash, Stuart and Shikarpuri, Executive Committee: Mssrs. Dash, Sekharam and M. Taneja with the compensation committee consisting of Mssrs. Dash, Stuart and Carol Dore-Falcone, VP/CFO.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2003 and 2004, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company’s Common Stock that failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 on a timely basis during fiscal year 2004.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain summary information with respect to the compensation paid to the Company’s Chief Executive Officer, President and Chief Financial Officer for services rendered in all capacities to the Company for the fiscal periods ended March 31, 2002, 2003 and 2004. Other than as listed below, the Company had no executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year:

SUMMARY COMPENSATION TABLE

	Annual Compensation						Long-Term Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award (shares)	Awards	LTIP Payouts ($)	Payouts
							Securities Underlying Options / SARs (#) (1)(2)		All Other Compensation ($)
Mihir K. Taneja, Chief Executive Officer	2004 2003 2002	$ $ $	161,473 158,917 151,196	—	— — —	40,000 — —	25,000 125,000 25,000	— — —	— — —

Kotha S. Sekharam, Ph.D., President	2004 2003 2002	$ $ $	99,160 91,951 91,805	— — —	— — —	25,000 — —	25,000 75,000 25,000	— — —	— — —

Carol Dore-Falcone, Vice President and Chief Financial Officer	2004 2003 2002	$ $ $	120,560 118,149 112,228	— — —	— — —	20,000 — —	— 50,000 —	— — —	— — —

(1)	On June 20, 2002 , each of the officers were granted common stock options by action of the Board of Directors. The options vest prorata over a three year period beginning June 20, 2003. The exercise price of the options for the June 20, 2002 grant was $0.85 as based on the closing price of the Company’s stock on the NASDAQ SmallCap Market the business date of the grant.
(2)	For Mssrs. M. Taneja and Sekharam, amounts presented for stock option awards include officer and board member option grants. Each April 1, as a part of a board of directors’ compensation, Mssrs. M. Taneja and Sekharam receive 25,000 options. The prices of the stock option grants at April 1, 2001 was $1.00; at April 1, 2002 was equal to a price of $0.80 and at April 1, 2003, were equal to $0.80.

Employment Arrangements

During February 2004, effective April 1, 2004, the Company renewed all officers three-year employment agreements with Mihir K. Taneja, Chief Executive Officer, Kotha S. Sekharam, President, and Carol Dore-Falcone, Vice President and Chief Financial Officer, at annual salaries of $175,000, $135,000 and $130,000, plus benefits, respectively. In addition, the Company renewed the consulting agreement with the Chairman of the Board, Jugal K. Taneja, pursuant to which he is paid an annual fee of $200,000.

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

Employee and Non-Employee Stock Option Plans

1999 Employee Stock Option Plan

On September 30, 1999, our Board of Directors and our sole stockholder at that time adopted our 1999 Stock Option Plan. The 1999 plan will enable us to attract and retain top-quality employees, officers, directors and consultants and to provide such employees, officers, directors and consultants with an incentive to enhance stockholder return. The 1999 plan will allow the grant of options to purchase a maximum aggregate of 1,000,000 shares of common stock to our officers, directors, or other key employees and consultants. Subsequent to March 31, 2004, the plan was amended on May 18, 2004 based on shareholder approval, increasing the number of shares to a total of 1,500,000 shares of common stock.

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

Employees

During the fiscal year ended March 31, 2003, on June 20, 2002, the board of directors approved the granting of 250,000 options to be allocated amongst the Company’s employees of record as of that date. The exercise price of the options is $0.85 and as based on the closing price of the Company’s stock on the NASDAQ SmallCap Market on the grant date. Each of the employees of record were to receive the options based on their years of service and their salary.

The following represents the employees’ common stock options outstanding as of March 31, 2003:

Option balance outstanding, March 31, 2002	227,500
Granted	250,000
Exercised	0
Forfeited	(12,500)

Option balance outstanding, March 31, 2003	465,000

As of March 31, 2003, of the 465,000 options outstanding, 143,333 options were vested with 321,667 options being nonvested.

The following represents the employees’ common stock options outstanding as of March 31, 2004:

Option balance outstanding, March 31, 2003	465,000
Granted	20,000
Exercised	(27,781)
Transfer in from Officer group	50,000
Forfeited	0

Option balance outstanding, March 31, 2004	507,219

As of March 31, 2004, of the 507,219 options outstanding, 287,219 options were vested with 220,000 options being nonvested.

20,000 options were granted during the fiscal year ended March 31, 2004 at a price of $2.99 to one new middle management-level employee as a hiring incentive. The $2.99 exercise price was the NASDAQ closing price on August 29, 2003, the date the employee accepted the position offered. Forfeited options represent options granted to one or more employees of record whose employment is terminated, voluntarily or involuntarily, and based on their termination date, such options were considered nonvested. The 50,000 transfer in was a grant originally included in the June 2002 officers’ grant but was reclassified as an employee grant.

Officers

On June 20, 2002, the board of directors approved the granting a total of 200,000 options, to be allocated to each of the Company’s officers of record as of that date. The exercise price of the options granted on June 20, 2002 was $0.85 per share based on the closing price on the NASDAQ on June 19, 2002. Each of the officers’ of record were to receive the options based on their years of service and their salary. The following represents the officers’ common stock options outstanding as of March 31, 2003:

Option balance outstanding, March 31, 2002	150,000
Granted	250,000
Exercised	0
Forfeited	0

Option balance outstanding, March 31, 2003	400,000

As of March 31, 2003, of the 400,000 options outstanding, 100,000 of those options were vested with 300,000 options being nonvested.

The following represents the officers’ common stock options outstanding as of March 31,2004:

Option balance outstanding, March 31, 2003	400,000
Granted	0
Exercised	(26,667)
Transfer out to Employee group	(50,000)
Forfeited	0

Option balance outstanding, March 31, 2004	323,333

The 50,000 transfer out was a grant originally included in the June 2002 officers’ grant but was later reclassified as an employee grant. As of March 31, 2004, of the 323,333 options outstanding, 190,000 of those options were vested with 133,333 options being nonvested.

Forfeited options represent options granted to one or more officers of record whose employment is terminated, voluntarily or involuntarily, and based on their termination date, such options were considered nonvested.

1999 Non-Employee Stock Option Plan

On September 30, 1999, our Board of Directors and sole stockholder adopted our 1999 non-employee stock option plan. The 1999 non-employee plan enables us to attract and retain top-quality directors and consultants and to provide such directors and consultants with an incentive to enhance stockholder return. The 1999 non-employee plan allows the grant of options to purchase a maximum aggregate of 500,000 shares of common stock to non-employee directors. Subsequent to March 31, 2004, the plan was amended on May 18, 2004 based on shareholder approval, increasing the number of shares to a total of 1,000,000 shares of common stock.

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

The following represents the nonemployee common stock options outstanding as of March 31, 2003:

Option balance outstanding, March 31, 2002	326,000
Granted	165,000
Exercised	0
Forfeited	(34,000)

Option balance outstanding, March 31, 2003	457,000

As of March 31, 2003, of the 457,000 options outstanding, 101,333 of those options were vested with 355,667 options being nonvested.

The following represents the nonemployee common stock options outstanding as of March 31, 2004:

Option balance outstanding, March 31, 2003	457,000
Granted	530,000
Exercised	(207,469)
Forfeited	(50,000)

Option balance outstanding, March 31, 2004	729,531

As of March 31, 2004, of the 729,531 options outstanding, 120,198 of those options were vested with 609,333 options being nonvested.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2004, certain information concerning beneficial ownership of shares of Common Stock with respect to (i) each person known to the Company to own 5% or more of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the executive officers of the Company, and (iv) all directors and officers of the Company as a group:

Title Of Class	Name And Address Of Beneficial Owner (1)	Amount And Nature Of Beneficial Ownership (2)	Approximate Percent of Class (%)
Common	Jugal K. Taneja	1,717,200	31.0%
Common	Mihir K. Taneja	520,495	9.4%
Common	Kotha S. Sekharam, PhD	275,734	5.0%
Common	Carol Dore-Falcone	76,500	1.4%
Common	Joseph Zappala	1,813,417	32.8%
Common	Shan Shikarpuri, CPA	—	—%
Common	Barry H. Dash, PhD	—	—%
Common	George Stuart, Jr.	34,063	—%
Common	Carnegie Capital	582,537	10.5%
Common	Barclays Global Investors	516,279	9.3%
Common	All 5% owners, officers and directors as a group	5,536,225	69.3%

(1)	Except as noted above, the address for the above identified officers and directors of the Company is c/o GeoPharma, Inc., 6950 Bryan Dairy Road, Largo, Florida 33777.
(2)	Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them. Percentages are based upon the assumption that each shareholder has exercised all of the currently exercisable options he or she owns which are currently exercisable or exercisable within 60 days and that no other shareholder has exercised any options he or she owns.
(3)	The following factors have been taken into consideration in calculating the amount and nature of beneficial ownership in GeoPharma:

•	Dr. Kotha Sekharam’s beneficially owned shares include approximately 26,733 shares beneficially owned by Madhavi Sekharam, Dr. Sekharam’s wife, as to which Dr. Sekharam exercises no investment or voting power and disclaims beneficial ownership.

•	Jugal K. Taneja’s beneficially owned shares include approximately 359,206 shares beneficially owned by his wife Manju Taneja. Mr. Taneja exercises no investment or voting power over any of the shares owned by his wife, and disclaims beneficial ownership of those shares.

•	Jugal K. Taneja’s beneficially owned shares also include 582,537 shares beneficially owned by Carnegie Capital, Ltd, 347,938 shares beneficially owned by Bryan Capital Limited Partnership and approximately 60,855 shares beneficially owned by First Delhi Trust. Mr. Taneja is the general partner of both Carnegie Capital, Ltd. and First Delhi Trust, and holds sole voting and investment power over these shares. Bryan Capital Limited Partnership is indirectly owned by Dynamic Health Products, Inc., an affiliate, and who Jugal K. Taneja is the Chairman and CEO.

•	Joseph Zappala’s beneficially owned shares include 358,500 shares beneficially owned by Mr. Zappala’s wife and minor child.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into transactions and business relationships with certain of our officers, directors and principal stockholders or their affiliates. We believe that all of the transactions were on terms no less favorable than we could have obtained from independent third parties.

Revenues: For the fiscal years ended March 31, 2003 and 2004, manufacturing revenues of approximately $170,092 and $704,769, respectively, were recorded from sales by the Company to subsidiaries or joint ventures of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the fiscal years ended March 31, 2003 and 2004, revenues of $3,176, and $41,392, respectively, were recorded from sales by the Company to DrugMax, Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the fiscal years ended March 31, 2003 and 2004, revenues of $169,261 and $852,018 respectively, were recorded from sales by the Company to Vertical Health Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder.

For the fiscal years ended March 31, 2003 and 2004, distribution revenues of approximately $5,077 and $3,464, respectively, were recorded from sales by the Company to Vertical Health, Inc., an affiliate of the Company

For the fiscal years ended March 31, 2003 and 2004, pharmacy benefit managment revenues of approximately $3,364,590 and $5,937,473, respectively, were recorded from sales by the Company to CarePlus Health Plan, an affiliate of the Company’s board member Mssr. Zappala. Our wholly-owned subsidiary, Go2PBMServices, Inc., derives 100% of its revenues from this contract.

Trade Accounts Receivable/ Trade Accounts Payable—Amounts due to affiliates and amounts due from affiliates represent balances owed by or amounts owed to the Company for sales occurring in the normal course of business. Amounts due to and amounts due from these affiliates are in the nature of trade payables or receivables and fluctuate based on sales volume and payments received.

As of March 31, 2003 and 2004, for the manufacturing segment, $18,297 and $245,535 was due from subsidiaries of Dynamic Health Products. $57,700 and $57,700, respectively, was due to DrugMax., $75,650 and $216,122 was due from Vertical Health,Inc.

As of March 31, 2003 and 2004, for the distribution segment, $10,470 and $0 was due to DrugMax.

As of March 31, 2003 and 2004, for the pharmacy benefit management segment, $391,743 and $725,514 was due from CarePlus Health.

Lease / Debt Obligations—For each of the years ended March 31, 2003 and 2004, rent expense of $207,597 and $220,334 was paid to Dynamic Health Products, Inc. The Company and Dynamic are parties to a ten-year, triple net operating lease that expires in the year 2009. Monthly rents are approximately $18,333 per month.

In September 1999, the Company issued 150,000 shares of redeemable series A preferred stock to Dynamic Health Care Products, Inc. in satisfaction of $1,500,000 of outstanding liabilities. The shares of preferred stock were subsequently transferred to JB Capital Corp., a company affiliated with our Chairman, Jugal K. Taneja. Holders of redeemable series A preferred stock vote together with the holders of common stock with respect to all matters as to which such shareholders vote, with each share of redeemable series A preferred stock entitled to one vote. In the event of liquidation, dissolution or winding-up of our operations, holders of redeemable series A preferred stock will be paid an amount equal to $10.00 per share of redeemable series A preferred stock before any payment is made with respect to our common stock. The redeemable series A preferred stock pays dividends at the rate of 10% per annum, which is cumulative from the date of issuance and payable quarterly commencing March 31, 2001. For the years ended March 31, 2003 and 2004, $120,031 and $69,960 of accrued preferred dividends were paid to JB Capital Corp. For the year ended March 31, 2004, the holders had redeemed the remaining shares outstanding; therefore, as of March 31, 2004, the holders of the preferred stock have redeemed all of their preferred shares outstanding.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

The Company filed Form-8K with the Securities and Exchange Commission during the fourth fiscal quarter ended March 31 2004 through the date of this filing are as follows:

Date of Form-8K filing:	Filing Topic:
February 2, 2004	$10 million private placement
February 11, 2004	December 31, 2003 results
March 12, 2004	$5 million private placement
April 19, 2004	Nasdaq staff determination letter
April 26, 2004	Lawsuit settlement
June 14, 2004	Nasdaq listing qualification panel letter

Exhibits

The following Exhibits are filed as part of this Report:

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization dated June 12, 1998, effective June 15, 1998, by and among Nu-Wave Health Products, Inc., Nu-Wave Acquisition, Inc., Energy Factors, Inc., U.S. Diversified Technologies, Inc., Paul Santostasi, Chris Starkey, and Marvin Deutsch. **

3.1	Articles of Incorporation of Energy Factors, Inc., filed September 3, 1985.**

3.2	By-Laws of Energy Factors, Inc.**

3.3	Articles of Incorporation of Nu-Wave Acquisition, Inc., dated June 11, 1998 and filed June 12, 1998. **

3.4	Articles of Amendment to Articles Innovative changing name.**

3.5	Agreement with holder of Series A preferred stock dated as of March 25, 2002.**

3.6	Certificate of Designation of Series B preferred stock (2)

4.1	Specimen Stock Certificate of the Company **

4.2	Form of Underwriters’ Warrant **

10.1	Promissory note in favor of Nu-Wave Health Products, Inc. from Energy Factors, Inc., dated May 13, 1998.**

10.2	Form of 1999 Stock Option Plan **

10.3	Innovative Health Products, Inc. 1999 Stock Option Plan.**

10.4	Form of Employment Agreement with Kotha S. Sekharam, Ph.D. **

10.5	Form of Employment Agreement with Mihir K. Taneja **

10.6	Form of Employment Agreement with Carol Dore-Falcone **

10.7	Lease of Company’s facility at 6950 Bryan Dairy Road, Largo, Florida 33777 **

10.8	Acquisition Agreement between Go2Pharmacy.com, Inc. (Florida) and Go2Pharmacy.com, Inc. (Delaware) **

Exhibit Number	Description

10.9	Agreement between Go2Pharmacy.com, Inc. (Delaware) and CarePlus dated as of March 23, 2000.**

10.10	Agreement between Go2Pharmacy.com, Inc. (Delaware) and the Greater New York Health Care Association dated June 27, 2000. **

10.11	Consulting Agreement between Go2Pharmacy.com, Inc. and Joseph Zappala**

10.12	Promissory Note between Go2Pharmacy, Inc. and First Community Bank of America dated March 8, 2001 in the amount of $551,512 **

10.13	Revolving Line of Credit Promissory Note between Go2Pharmacy, Inc. and First Community Bank of America dated March 8, 2001 in the amount of $650,000**

10.14	Consulting Agreement with Jugal K. Taneja dated February 2001.**

10.15	Sublease and Consent**

10.16	Revolving line of Credit Promissory Note between Breakthrough Engineered Nutrition, Inc. and First Community Bank of America dated March 29, 2002 in the amount of $100,000**

10.17	Revolving line of Credit Promissory Note between Innovative and First Community Bank of America dated March 2003 in the amount of $900,000.**

10.18	Securities Purchase Agreement between the Company and Laurus Master Fund, Ltd. dated as of January 30, 2004 (1)

10.19	Registration Rights Agreement between the Company and Laurus Master Fund, Ltd. dated as of January 30, 2004.(1)

10.20	Form of 6% Secured Convertible Term Notes between the Company and Laurus Mater Fund, Ltd. dated as of January 30, 2004.(1)

10.21	Form of Common Stock Purchase Warrant between the Company and Laurus Master Fund, Ltd. dated as of January 30, 2004(1)

10.22	Stock Pledge Agreement between the Company and Laurus Master Fund, Ltd. dated January 30, 2004(1)

10.23	Subsidiary Guarantee between the Company and Laurus Master Fund, Ltd. dated January 30, 2004(1)

10.24	Series A Bank Escrow Agreement between the Company and Laurus Master Fund, Ltd.(1)

10.25	Security Agreement between the Company and Laurus Master Fund, Ltd.(1)

10.26	Series A Securities Purchase Agreement between the Company and Laurus Master Fund, Ltd. dated as of February 10, 2004(1)

10.27	Series A Registration Rights Agreement between the Company and Laurus Master Fund, Ltd. dated as of February 10, 2004(1)

10.28	Form of Common Stock Purchase Warrant between the Company and Laurus Master Fund, Ltd. dated as of February 10, 2004(1)

10.29	Securities Purchase Agreement between the Company, Midsummer Capital Ltd. and Omicron Master Trust dated as of March 5, 2004(2)

10.30	Registration Rights Agreement between the Company, Midsummer Capital Ltd. and Omicron Master Trust dated as of March 5, 2004(2)

10.31	Form of Common Stock Purchase Warrant between the Company, Midsummer Capital Ltd. and Omicron Master Trust dated as March 5, 2004(2)

21.1	GeoPharma, Inc.—List of Subsidiaries.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

**	Previously filed
1.	Filed as an Exhibit to the Company’s Form 8-K dated as of January 30, 2004.
2.	Filed as an exhibit to the Company’s Form 8-K dated as of March 5, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by BBK, for professional services rendered for the audit of the Company’s annual financial statements for the years ended March 31, 2003 and 2004 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB during such fiscal years were $35,585 and $40,261, respectively.

Audit Related Fees. The Company did not engage BBK to provide professional services to the Company regarding audit related matters during the fiscal years ended March 31, 2003 and 2004.

Tax Fees. The aggregate fees billed by BBK, for professional services rendered for tax advice and related return preparation to the Company for both the years ended March 31, 2003 and 2004 were approximately $9,000.

All Other Fees. The aggregate fees billed by BBK for services rendered to the Company, other than the services covered above for both fiscal years ended March 31, 2003 and 2004 were $0.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 29, 2004 GEOPHARMA, INC.

/s/ Mihir K. Taneja,
Mihir K. Taneja,
Chief Executive Officer,
Secretary and Director
/s/ Kotha S. Sekharam, Ph.D
Kotha S. Sekharam, Ph.D
President and Director
/s/ Carol Dore-Falcone
Carol Dore-Falcone
Vice President and Chief Financial Officer (Chief Accounting Officer)

In accordance with Exchange Act this report has been signed below by the following persons on behalf of the registrant in the capacities as on June 29, 2004.

/s/ Jugal K. Taneja
Jugal K. Taneja
Chairman of the Board of Directors
/s/ Barry H. Dash, PhD
Barry H. Dash, PhD
Director /s/ Joseph Zappala
Joseph Zappala
Director
/s/ George L. Stuart, Jr.
George L. Stuart, Jr.
/s/ Shan Shikarpuri
Shan Shikarpuri
Director

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Carol Dore-Falcone, certify that:

1. I have reviewed this annual report on Form 10-KSB of GeoPharma, Inc.;

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability to financial reporting and the preparation of financial statements for external purposes in accordance with general accepted accounting principles;

c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

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

Dated: June 29, 2004	By:	/s/ CAROL DORE-FALCONE
Carol Dore-Falcone Vice President and Chief Financial Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Mihir K. Taneja, certify that:

1. I have reviewed this annual report on Form 10-KSB of GeoPharma, Inc.;

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with general accepted accounting principles;

c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Dated: June 29, 2004	By:	/s/ MIHIR K. TANEJA
Mihir K. Taneja Chief Executive Officer

GEOPHARMA, INC.

AND SUBSIDIARIES

FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2004

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

GeoPharma, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of GeoPharma, Inc, f/k/a. Innovative Companies Inc. and subsidiaries as of March 31, 2003 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with The Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovative Companies, Inc. and subsidiaries as of March 31, 2003 and 2004 and the consolidated results of operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

BRIMMER, BUREK & KEELAN LLP

Certified Public Accountants

Tampa, Florida

June 18, 2004

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2003	March 31, 2004
Current assets:
Cash and cash equivalents	$474,033	$8,361,940
Cash, restricted	—	4,805,825
Certificate of deposit, restricted	409,059	—
Certificate of deposit, unrestricted	294,883	418,991
Accounts receivable, net	879,454	1,674,312
Accounts receivable, other	354,293	376,000
Inventories, net	2,140,709	3,225,683
Prepaid expenses and other current assets	297,114	565,570
Due from affiliates	546,426	1,188,663
Deferred tax asset	147,900	—

Total current assets	$5,543,871	$20,616,984
Property, leaseholds and equipment, net	1,477,726	1,813,430

Goodwill, net	728,896	728,896

Intangible assets, net	231,151	510,974

Other assets, net	104,072	84,932

Total assets	$8,085,716	$23,755,216

See accompanying notes to consolidated financial statements

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2003	March 31, 2004
Current liabilities:
Accounts payable	$919,710	$2,063,254
Current portion of long-term obligations	369,066	1,527,335
Credit lines payable	846,016	—
Accrued expenses	337,952	486,960
Obligations to affiliates and related parties	343,624	57,465
Deferred tax liability	—	163,900

Total current liabilities	$2,816,368	$4,298,914

Long-term obligations, less current portion	225,282	2,764,896

Total liabilities	$3,041,650	$7,063,810

Redeemable preferred stock, no par value, 150,000 shares authorized, 45,000 and 0 shares respectively, issued and outstanding, at face value	450,000	—

Commitments and contingencies	—	—

Shareholders’ equity:
6% Convertible preferred stock, Series A, $.01 par value (10,000,000 shares authorized, -0- and 5,000,000 shares issued and outstanding (liquidation preference $0- and $5,000,000)	$—	$50,000
6% convertible preferred stock, Series B, $.01 par value (5,000 shares authorized, -0- and 5,000 shares issued and outstanding (liquidation preference $0- and $5,000,000)		50
Common stock, $.01 par value; 24,000,000 shares authorized; 7,727,634 and 7,989,551 shares issued and outstanding	77,276	79,896
Treasury stock (143,600 and 960 common shares, $.01 par value)	(1,436)	(10)
Additional paid-in capital	29,840,205	44,457,293
Retained earnings (deficit)	(25,321,979)	(27,895,823)

Total shareholders’ equity	$4,594,066	$16,691,406

Total liabilities and shareholders’ equity	$8,085,716	$23,755,216

See accompanying notes to consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2003	2004
Revenue
PBM (a related party activity)	$3,364,590	$5,936,176
Distribution	1,371,327	3,048,532
Manufacturing	9,995,597	13,884,052
Pharmaceutical	—	101,084

Total revenue	$14,731,514	$22,969,844
Cost of goods sold
PBM	3,000,892	5,618,699
Distribution	890,524	1,853,225
Manufacturing (exclusive of depreciation and amortization shown below)	6,821,289	9,518,136
Pharmaceutical	—	22,292

Total cost of goods sold	$10,712,705	$17,012,352
Gross profit
PBM	363,698	317,477
Distribution	480,803	1,195,307
Manufacturing	3,174,308	4,365,916
Pharmaceutical	—	78,792

Total gross profit	$4,018,809	$5,957,492

Selling, general and administrative expenses:
Selling, general and administrative expenses	3,283,280	4,310,711
Depreciation and amortization	381,352	447,582

Operating income (loss) before other income (expense)	$354,177	$1,199,199
Other income (expense):
Interest income (expense), net	(60,679)	(159,894)
Other income (expense), net	709,411	391,504

Total other income (expense)	$648,732	$231,610

Income (loss) before income taxes	1,002,909	1,430,809
Income tax benefit (expense)	147,900	(311,800)

Net income (loss)	$1,150,809	$1,119,009
Preferred stock dividends	120,031	111,890

Net income (loss) available to common shareholders	$1,030,778	$1,007,119

Basic income (loss) per share	$0.15	$0.13

Basic weighted average number of common shares outstanding	7,073,266	7,682,258

Diluted income (loss) per share	$0.15	$0.11

Diluted weighted average number of common shares outstanding	7,073,266	9,251,294

See accompanying notes to consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

MARCH 31, 2004

	Preferred Stock				Common Stock		Treasury Stock		Additional paid in capital	Retained earnings (deficit)		Total Shareholders’ equity (deficit)
	Shares		Dollars		Shares	Dollars	Shares	Dollars
	Series A	Series B	Series A	Series B
Balances at March 31, 2001	—	—	$—	$—	7,025,000	$70,250	—	$—	$29,944,240		$(25,078,275)	$4,936,215
Payment of IPO expenses	—	—	—	—	—	—	—	—	9,255		—	9,255
Preferred stock dividends	—	—	—	—	—	—	—	—	—		(150,000)	(150,000)
Net loss	—	—	—	—	—	—	—	—	—		(1,124,483)	(1,124,483)

Balances at March 31, 2002	—	—	$—	$—	7,025,000	$70,250	—	$—	$29,953,495		$(26,352,758)	$3,670,987
10% stock dividend	—	—	—	—	702,634	7,026	—	—	(7,026)		—	—
Purchase treasury shares	—	—	—	—	—	—	(143,600)	(1,436)	(106,264)		—	(107,700)
Preferred stock dividends	—	—	—	—	—	—	—	—	—		(120,031)	(120,031)
Net income	—	—	—	—	—	—	—	—	—		1,150,809	1,150,809

Balances at March 31, 2003	—	—	$—	$—	7,727,634	$77,276	(143,600)	$(1,436)	$29,840,208		$(25,321,979)	$4,594,066
Purchase of treasury shares	—	—	—	—	—	—	(14,360)	(144)	(4,856)		—	(5,000)
Issuance of Series A Preferred Stock	5,000,000	—	$50,000	—					$4,950,000			$5,000,000
Issuance of Series B Preferred Stock	—	5,000	—	$50					$4,999,950	$		$5,000,000
Payment of preferred stock private placement expenses	—	—	—	—	—	—	—	—	(381,594)		—	(381,594)
Grant of nonemployee stock options	—	—	—	—	—	—	—	—	155,149		—	155,149
Amortization of debt and preferred stock warrants	—	—	—	—	—	—	—	—	4,506,325		(3,580,960)	925,365
Issuance of stock awards	—	—	—	—	—	—	157,000	1,570	110,436		—	112,006
Exercise of stock options	—	—	—	—	261,917	2,620	—	—	281,675		—	284,295
Preferred Stock dividend	—	—	—	—	—	—	—	—	—		(111,890)	(111,890)
Net income	—	—	—	—	—	—	—	—	—		1,119,009	1,119,009

Balances at March 31, 2004	5,000,000	5,000	$50,000	$50	7,989,551	$79,896	(960)	$(10)	$44,457,293		$(27,895,823)	$16,691,406

See accompanying notes to consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31, 2003	March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,150,809	$1,119,009
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on disposal of equipment	(2,000)	(2,857)
Depreciation, leasehold and intangible amortization	381,352	447,582
Amortization of stock option deferred compensation	—	65,568
Accrued interest income	—	(9,932)
Loss on note receivable	21,052	—
Change in net deferred taxes	(147,900)	311,800

Changes in operating assets and liabilities:
Accounts receivable	850,807	(769,858)
Accounts receivable, other	(354,293)	(21,707)
Inventory	(19,303)	(1,084,974)
Prepaid expenses and other current assets	(120,302)	(268,456)
Other assets	2,782	(5,860)
Accounts payable	(513,207)	1,143,544
Accrued expenses	79,603	149,008
Due from affiliates, net	(130,689)	(658,396)

Net cash provided by operating activities	1,198,711	414,471

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, leaseholds and equipment	$(370,037)	$(790,429)
Proceeds from insured loss-leaseholds	121,000	—
Certificates of deposit	(24,737)	—
Proceeds from disposal of equipment	2,000	20,000

Net cash used by investing activities	(271,774)	(770,429)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	$(107,700)	$(5,000)
Redemption of preferred stock to related party	(775,000)	(720,000)
Proceeds from stock option exercise	—	325,887
Proceeds from the redemption of certificate of deposit	—	294,883
Net change in credit lines payable	198,227	(846,016)
Proceeds from the convertible preferred stock	—	10,000,000
Proceeds from issuance of long-term obligations	323,559	5,214,257
Payments for private placement fees	—	(400,492)
Payments of long-term obligations	(364,597)	(755,836)
Amortization of debt discount to interest expense	—	53,897
Payment of preferred stock dividends	(120,031)	(111,890)

Net cash provided (used) by financing activities	(845,542)	13,049,690

Net increase in cash	$81,395	$12,693,732
Cash at beginning of period	392,638	474,033

Cash at end of period	$474,033	$13,167,765

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$87,602	$122,586

Cash paid for taxes	$—	$15,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock dividend	$7,026	$—

Equity reclassification related to warrants issued with the $10 million preferred stock	$—	$3,580,960

Debt discount related to warrants issued with the $5 million convertible debt	$—	$925,365

Accrued redeemable preferred stock redemption	$275,000	$450,000

Valuation of non-employee stock options granted	$—	$155,149

See accompanying notes to consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003 and 2004

NOTE 1—BACKGROUND INFORMATION

We were incorporated in 1985 as Energy Factors, Inc., a Florida corporation. In August 1998 we changed our name to Innovative Health Products, Inc., and in February 2000 we changed our name to Go2Pharmacy, Inc., in anticipation of our merger with the Delaware corporation Go2Pharmacy.com, Inc. September 2002, we changed our name to Innovative Companies, Inc. (“Innovative”). On May 18, 2004, based on majority Shareholder vote, the Company changed its name to GeoPharma, Inc. Currently, GeoPharma continues to do manufacturing business under the name Innovative Health Products, Inc. as it represents our manufacturing arm of the Company. Prior to November 7, 2000 Go2Pharmacy, Inc., the Florida corporation was a wholly-owned subsidiary of Dynamic Health Products, Inc. (“Dynamic”).

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

In September 2000, we formed a wholly-owned subsidiary, Belcher Pharmaceuticals, Inc. (“Belcher”), in order to manufacture and distribute private label over the counter products.

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

In February 2004, we incorporated a wholly-owned company, Belcher Capital Corporation (“Belcher Capital”), as a result of a $10 million preferred stock and $5 million convertible debt private placement.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

The consolidated financial statements as of and for the year ended March 31, 2003 and 2004 include the corporate and manufacturing accounts of GeoPharma, Inc. (the “Company”), (“GeoPharma”), which is continuing to do manufacturing business as Innovative Health Products, Inc. (“Innovative”), and its wholly-owned subsidiaries IHP Marketing, Breakthrough, Breakthrough Marketing, Belcher, Belcher Capital, and PBM. Significant intercompany balances and transactions have been eliminated in consolidation.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2003 and 2004

b. Industry Segment

In accordance with the provisions of Statement of Financial Accounting Standards No. 131, (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker (“CODM”) related to the allocation of resources and in the resulting assessment of the segment’s overall performance. The measure used by the Company’s CODM is a business segment’s gross profit. As of and for the year ended March 31, 2003 and 2004, the Company had four industry segments: manufacturing, distribution, pharmacy benefit management and pharmaceutical. Each of the business segments total revenues for the fiscal years ended March 31, 2003 and 2004 are presented on the face of the statements of operations. The $8,085,716 of total assets as of March 31, 2003 were comprised of $965,740 attributable to corporate, $5,883,651 attributable to manufacturing, $587,411 attributable to distribution and $648,914 attributable to pharmacy benefit management. The $23,755,216 of total assets as of March 31, 2004 were comprised of $13,093,519 attributable to corporate, $7,632,992 attributable to manufacturing, $1,909,822 attributable to distribution and $1,118,883 attributable to pharmacy benefit management. Other than $65,268 of pharmaceutical inventory, no assets are solely attributable to the pharmaceutical segment as of March 31, 2004.

c. Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

d. Restricted Cash

Restricted cash is comprised of $4,805,825 serving as collateral for $5 million 6% convertible preferred stock issued February 10, 2004.

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

g. Intangible Assets

Intangible assets consist primarily of goodwill and intellectual property. Effective April 1, 2002 with the adoption of SFAS 142, “Goodwill and Other Intangibles”, intangible assets with an indefinite life, namely goodwill and the intellectual property, are not amortized. Intangible assets with a definite life are amortized on a straight-line basis with estimate useful lives ranging from 1 to 3 years. Indefinite lived intangible assets will be tested for impairment yearly and will be tested for impairment between the annual tests should an event occur or should circumstances change that would indicate that the carrying amount may be impaired. The Company has selected January 1, as the annual date to test these assets for impairment. The unamortized balance of goodwill as of the date of the test and as of March 31, 2003 was $728,896 with the unamortized balance of the intellectual property for the same periods was $228,305. Based on the required analyses performed as of that annual test date, no impairment loss was required to be recorded for the fiscal year ended March 31, 2003 or 2004.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2003 and 2004

h. Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There have been no impairment losses recorded for the fiscal years 2003 and 2004.

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

j. Earning (Loss) Per Common Share

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and preferred stock warrants, officer, employee and nonemployee stock options and warrants are considered potentially dilutive and are included in the fully diluted share calculation at March 31 ,2004. The reconciliation between basic and fully diluted shares are as follows:

	Fiscal Years Ended March 31,
	2003	2004
Net income per share — basic
Net income	$1,030,778	$1,007,119

Weighted average shares — basic	7,073,266	7,682,258

Net income per share — basic	$0.15	$0.13

Net income per share — diluted:
Net income	$1,030,778	$1,007,119

Weighted average shares outstanding — basic	7,073,266	7,682,258
Effect of preferred stock prior to conversion	—	—
Effect of warrants prior to conversion	—	—
Dilutive effect of stock options	—	1,509,837
Effect of convertible term note	—	59,199

Weighted average shares — diluted	7,073,266	9,251,294

Net income per share — diluted	$0.15	$0.11

k. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at March 31, 2003 and 2004, as well as the reported amounts of revenues and expenses for the fiscal years ended March 31, 2003 and 2004. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

l. Concentration of Credit Risk

Concentrations of credit risk with respect to trade accounts receivable are limited due to the distribution of sales over a large customer base as of March 31, 2003 and 2004. For the year ended March 31, 2003, two customers, Metabolife International and Care Plus Health accounted for 29.1% and 22.8% in relation to total consolidated revenues. For the year ended March 31, 2004, two customers, Care Plus Health and Metabolife International accounted for 25.9% and 14.4% in relation to total consolidated revenues. The Company has no concentration of customers within specific geographic areas outside the United States that would give rise to significant geographic credit risk.

As of March 31, 2003 and 2004 the Company maintained cash balances in excess of federally insured limits of approximately $678,000 and $13,000,000, respectively.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2003 and 2004

m. Revenue Recognition

In accordance with SAB 101, Revenue Recognition, revenues are recognized by the Company when the merchandise is shipped which is when title and risk of loss has passed to the customer.

n. Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $106,365, and $107,810 for the years ended March 31, 2003 and 2004, respectively.

o. Research and Development Costs

Costs incurred to develop our generic pharmaceutical products for the Company are expensed as incurred and charged to research and development (“R&D”) . R&D expenses for the years ended March 31, 2003 and 2004 were $0 and approximately $544,000 respectively.

p. Fair Value of Financial Instruments

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

q. Reclassifications

Certain reclassifications have been made to the financial statements as of and for the fiscal year ended March 31, 2003 to conform to the presentation as of and for the year ended March 31, 2004.

r. Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123 allows companies which have stock-based compensation arrangements with employees to adopt a new fair-value basis of accounting for stock options and other equity instruments, or to continue to apply the existing accounting required by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company intends to continue to account for stock-based compensation arrangements under APB Opinion No. 25. The Company has also adopted the disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure.” This pronouncement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. The additional required disclosure is found in Note 15.

s. New Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” (“SFAS 150”) SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

The Company adopted SFAS 150 and its related adoption provisions as reflected and as applicable to the January 30, 2004 $5 million 6% convertible term note transaction as discussed in Note 11, Long-Term Obligations.

NOTE 3—ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consist of the following:

	March 31,
	2003	2004
Trade accounts receivable	$1,088,968	$1,740,125
Less allowance for uncollectible accounts	(209,514)	(65,813)

	$879,454	$1,674,312

As of March 31, 2003, the total accounts receivable balance of $1,088,968 includes $934,484 related to the Company’s manufacturing segment and $154,484 related to the Company’s distribution segment. As of March 31, 2004, the total accounts receivable balance of $1,740,125 includes $1,340,733 related to the Company’s manufacturing segment and $399,392 related to the Company’s distribution segment.

The Company recognizes revenues for product sales when title and risk of loss pass to its external customers and analyzes the status of the allowance for uncollectible accounts based on historical experience, customer history and overall credit outstanding. For our distribution segment, any charge backs or other sales allowances immediately reduce the gross receivable with the corresponding reduction effected through increases in sales allowances which directly reduce sales revenue.

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2003 and 2004

NOTE 4—ACCOUNTS RECEIVABLE, OTHER

On August 27, 2002, a commercial building where one of our manufacturing facilities is located, was involved in a fire. Although this fire was not in our leased space, nor was the fire caused by the Company or any of its related parties, our facility was exposed to and incurred smoke and water damage. The company that had the fire is not a related party. Innovative has adequate insurance coverage that covers replacement cost of the facilities’ contents which includes inventory and leasehold improvements, in addition to business interruption insurance which covers lost profits based on certain coverage formulas and policy limits. As of March 31, 2004, the final financial assessment has not been made by our insurance company. The Company has a $5,000 deductible for each policy, or $10,000 in total for both policies, that the Company believes it will also be able to recoup these deductibles since the claim has been assessed by our insurance company as subrogatable against the other non-related company who is at fault.

As of March 31, 2004, included within accounts receivable-other, the Company has recorded the minimum net amounts due from the party who has caused the fire that are quantifiable and measurable at this time, in the amount of $325,000 comprised of additional amounts due and approved for losses caused by business interruption. For the period of August 27, 2002 through March 31, 2003 and for the twelve months ended March 31, 2004, the Company has collected approximately $598,515 and $354,189, respectively from the insurance company representing amounts reimbursed for the replacement of damaged leasehold improvements and business interruption income. For the fiscal year ended March 31, 2003 and 2004, amounts recorded in other income/(expense), net, included approximately $664,038 and $325,000.

NOTE 5—INVENTORIES, NET

Inventories, net, consist of the following:

	March 31,
	2003	2004
Processed raw materials and packaging	$624,603	$1,955,559
Work in process	1,294,831	514,816
Finished goods	239,130	755,308

	2,158,564	3,225,683
Less reserve for obsolescence	(17,855)	—

	$2,140,709	$3,225,683

As of March 31, 2003, the total inventory balance of $2,158,564 includes $1,983,785 related to the Company’s manufacturing segment and $174,779 related to the Company’s distribution segment. As of March 31, 2004, the total inventory balance of $3,225,683 includes $65,268 related to the Company’s pharmaceutical segment, $2,110,605 as related to the Company’s manufacturing segment and $1,049,810 related to the company’s distribution segment in addition, for the manufacturing segment, approximately $670,000 and $382,764 of factory overhead has been capitalized in inventory as of March 31, 2003 and 2004, respectively.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2003 and 2004

NOTE 6—PROPERTY, LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET

Property, leasehold improvements and equipment, net, consists of the following:

	March 31,
	2003	2004
Machinery and equipment	$1,737,933	$2,236,612
Furniture, fixtures and equipment	334,719	404,924
Leasehold improvements	503,938	665,476

	2,576,590	3,307,012
Less accumulated depreciation and amortization	(1,098,864)	(1,493,582)

	$1,477,726	$1,813,430

Depreciation and leasehold amortization expense totaled $379,964 and $437,574 for the years ended March 31, 2003 and 2004, respectively primarily attributable to manufacturing and corporate depreciable assets.

The Company leases one of our two manufacturing facilities from Dynamic, a related party, (See note 12), for approximately $18,333 per month, subject to annual inflationary adjustments, for a period of ten years. For each of the years ended March 31, 2003 and 2004, rents paid to Dynamic were approximately $207,000 and $220,000, respectively.

NOTE 7—GOODWILL, NET

Goodwill, net, consists of the following:

	March 31,
	2003	2004
Goodwill	$901,727	$901,727
Less accumulated amortization	(172,831)	(172,831)

	$728,896	$728,896

As of March 31, 2003 and 2004, goodwill represented an intangible asset attributable to the manufacturing segment. Goodwill is analyzed each January 1 for impairment as it has an indeterminant life. Based on the Company’s analyses performed, no impairment losses were required to have been recorded during the fiscal years ended March 31, 2003 and 2004.

NOTE 8—INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	March 31,
	2003	2004
Loan and lease costs	$5,179	$200,525
Intellectual property	295,696	295,696
Deferred compensation expense	—	155,150

	300,875	651,371
Less accumulated amortization	(69,724)	(140,397)

	$231,151	$510,974

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2003 and 2004

As of March 31, 2003 and 2004, loan and lease costs represented identifiable intangible assets attributable to the manufacturing segment with the intellectual property balance attributable to the distribution segment. The deferred compensation expense, and the lease and loan costs are amortized based on their useful life as determined by the life of the option as the life of the loan or lease, Loan amortization expense totaled $1,389 and $10,008 for the years ended March 31, 2003 and 2004, respectively, with deferred compensation expense amortization equal to $65,568 for the year ended March 31, 2004. As there is an indeterminant life as related to the intellectual property, this asset is analyzed each January 1 for impairment. Based on that analysis, no impairment Loss was required to be recorded for that intellectual property at March 31, 2003 or 2004.

NOTE 9—OTHER ASSETS, NET

Other assets, net, consist of the following:

	March 31,
	2003	2004
Deposits	$69,018	$73,753
Notes and other noncurrent receivables	60,054	61,179

	129,072	134,932
Less allowance for uncollectible accounts	(25,000)	(50,000)

	$104,072	$84,932

As March 31, 2003 and 2004, other assets, net are attributable to the manufacturing segment. Notes receivable consist of a trade receivable that have been converted to a note, from nonaffiliated third party. The note is for a term of two years, commencing in May 1999, in the principal amount of approximately $49,400, with interest at 12% per annum, payable in monthly installments of principal and interest in the amount of $2,500. As of March 31, 2003 and 2004, the principal balance and unpaid accrued interest was approximately $60,054 and $61,179, respectively. This note is in default with judgment in favor of the Company with interest continuing to accrue. In accordance with the judgment, payment terms are in the process of being renegotiated. An allowance for uncollectible notes of $50,000 as of March 31, 2004 has been established to offset possible losses on this note.

NOTE 10—CREDIT LINES PAYABLE

In March 2001, the Company established an annually renewable line of credit and a five-year term loan with a bank. (See Note 11 as related to the term loan.) The credit available to the Company under this line was approximately $650,000 and is collateralized by a $650,000 restricted certificate of deposit. The facility imposes certain financial and reporting covenants. The agreement requires certain cash balances be maintained. The agreement also prevents the Company from disposing of assets or incurring additional debt unless the transactions are within the normal course of business. During the year ended March 31, 2003, the line of credit facility was increased to $900,000 with a reduction of the amount required for the certificate of deposit collateralizing the outstanding balance to $300,000. As of March 31, 2003, borrowings on the credit facility accrued interest at 4.25%. As of March 31, 2003, the balance owed under this facility was approximately $846,000.

On March 29, 2002, Breakthrough Engineered Nutrition, Inc. established a $100,000 annually renewable line of credit with a bank. Borrowings on the credit facility accrue at 4.25%. This line of credit was cross-collateralized with the Company’s restricted certificate of deposit and with Breakthrough’s inventory and accounts receivable. As of March 31, 2003, $100,000 remained available under this line.

During March 2003, the Company borrowed $107,000 for twelve months at 4.4% interest related to the purchase of 146,000 shares of the Company’s common stock outstanding. This note was cross-collateralized with the Company’s restricted certificate of deposit. These shares are currently recorded as treasury stock which is a contra account within Shareholders’ equity. The entire $107,000 note payable is recorded within current liabilities.

On January 30, 2004, the Company entered into a three-year term, $5 million, 6% convertible note with a Master Fund. Part of the proceeds received from this term note paid off all credit lines outstanding or a total of $846,016.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2003 and 2004

NOTE 11—LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:

	March 31,
	2003	2004
6% Convertible Term Note, due in monthly principal payments of $151,515.15 July 1, 2004, interest due monthly beginning on March 1, 2004, net of the debt discount for warrants issued of $871,468 as of March 31, 2004.	$—	$4,128,532

Capital lease obligation for equipment, due in monthly principal and interest payments of approximately $7,499 through 2004	51,377	—

Note payable collateralized by certain equipment, due in monthly principal payments of $9,191 plus interest through 2006, interest at 5.25% at March 31, 2003.	329,775	—

Note payable due in monthly principal payments of $8,844 plus interest through 2004, interest at 4.4% at March 31, 2003	107,700	—

Other	105,496	163,699

	$594,348	$4,292,231

Less current maturities	(369,066)	(1,527,335)

	$225,282	$2,764,896

On January 30, 2004, the Company entered into a Securities Purchase Agreement with a Master Fund under which we borrowed $5,000,000 principal in accordance with a 6% Secured Convertible Term Note due January 29, 2007 together with warrants issued to purchase a total of 150,000 shares of common stock; 75,000 warrants are at a price equal to $7.34, 50,000 warrants are at a price equal to $7.98 and 25,000 warrants at a price equal to $8.62 in accordance with the provisions of EITF 00-27. Black-Sholes valuations were performed on the 150,000 warrants resulting in a gross debt discount of $932,365 which will be amortized over the term of the debt, or 36 months, to interest expense. All warrants are exercisable until January 29, 2011. $1,206,756 of the proceeds were used to immediately payoff the Company’s outstanding credit lines of (See note 10) and the term note payable listed above. The conversion price of the 6% Secured Convertible Term Note is $6.25 per share. The Company has granted a security interest in all of its assets until such time that the Principal Term Note are satisfied. The principal and the interest can be paid in cash or in common stock at the Company’s option. A 1% surcharge will be assessed to the Company if the principal is paid in cash. If the interest of the principal is paid with the Company’s common stock, the value of the common stock will be determined based on the volume weighted average price (VWAP) of the common stock for the ten trading days immediately preceeding the due date.

Of the $594,348 of total debt outstanding as of March 31, 2003, $151,026 relates to corporate, and the balance of $443,322 is attributable to the manufacturing segment. Of the $4,292,231 of total debt outstanding as of March 31, 2004, $4,174,672 relates to corporate, and the balance of $117,559 was attributable to the manufacturing segment.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2003 and 2004

At March 31, 2004, aggregate maturities of long-term obligations are as follows:

Year ending March 31,
2005	$1,527,335
2006	1,818,182
2007	1,818,182
2008	—
2009	—
Thereafter	—

$5,163,699
Less debt discount	(871,468)

$4,292,231

NOTE 12—RELATED PARTY TRANSACTIONS

The Company has entered into transactions and business relationships with certain of our officers, directors and principal stockholders or their affiliates. We believe that all of the transactions were on terms no less favorable than we could have obtained from independent third parties.

Revenues: For the fiscal years ended March 31, 2003 and 2004, manufacturing revenues of approximately $170,092 and $704,769, respectively, were recorded from sales by the Company to subsidiaries or joint ventures of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the fiscal years ended March 31, 2003 and 2004, revenues of $3,176, and $41,392, respectively, were recorded from sales by the Company to DrugMax, Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the fiscal years ended March 31, 2003 and 2004, revenues of $169,261 and $852,018 respectively, were recorded from sales by the Company to Vertical Health Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder.

For the fiscal years ended March 31, 2003 and 2004, distribution revenues of approximately $5,077 and $3,464, respectively, were recorded from sales by the Company to Vertical Health, Inc., an affiliate of the Company

For the fiscal years ended March 31, 2003 and 2004, pharmacy benefit management revenues of approximately $3,364,590 and $5,937,473, respectively, were recorded from sales by the Company to CarePlus Health Plan, an affiliate of the Company’s board member Mssr. Zappala. Our wholly-owned subsidiary, Go2PBMServices, Inc., derives 100% of its revenues from this contract.

Trade Accounts Receivable/ Trade Accounts Payable—Amounts due to affiliates and amounts due from affiliates represent balances owed by or amounts owed to the Company for sales occurring in the normal course of business. Amounts due to and amounts due from these affiliates are in the nature of trade payables or receivables and fluctuate based on sales volume and payments received.

As of March 31, 2003 and 2004, for the manufacturing segment, $18,297 and $245,535 was due from subsidiaries of Dynamic Health Products. $57,700 and $57,700, respectively, was due to DrugMax., $75,650 and $216,122 was due from Vertical Health, Inc.

As of March 31, 2003 and 2004, for the distribution segment, $10,470 and $0 was due to DrugMax.

As of March 31, 2003 and 2004, for the pharmacy benefit management segment, $391,743 and $725,514 was due from CarePlus Health.

Lease / Debt Obligations—For each of the years ended March 31, 2003 and 2004, rent expense of $207,597 and $220,334 was paid to Dynamic Health Products, Inc. The Company and Dynamic are parties to a ten-year, triple net operating lease that expires in the year 2009. Monthly rents are approximately $18,333 per month.

In September 1999, the Company issued 150,000 shares of redeemable series A preferred stock to Dynamic Health Care Products, Inc. in satisfaction of $1,500,000 of outstanding liabilities. The shares of preferred stock were subsequently transferred to JB Capital Corp., a company affiliated with our Chairman, Jugal K. Taneja. Holders of redeemable series A preferred stock vote together with the holders of common stock with respect to all matters as to which such shareholders vote, with each share of redeemable series A preferred stock entitled to one vote. In the event of liquidation, dissolution or winding-up of our operations, holders of redeemable series A preferred stock will be paid an amount equal to $10.00 per share of redeemable series A preferred stock before any payment is made with respect to our common stock. The redeemable series A preferred stock pays dividends at the rate of 10% per annum, which is cumulative from the date of issuance and payable quarterly commencing March 31, 2001. For the years ended March 31, 2003 and 2004, $120,031 and $69,390 of accrued preferred dividends were paid to JB Capital Corp. For the year ended March 31, 2004, the holders had redeemed 72,000 shares. As of March 31, 2004, the holders of the preferred stock have redeemed all of their preferred shares outstanding.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2003 and 2004

NOTE 13—INCOME TAXES

Income taxes for the years ended March 31, 2003 and 2004 differ from the amounts computed by applying the effective income tax rates to income before income taxes as a result of the following:

	March 31,
	2003	2004
Computed tax expense at the statutory rate (37.63%)	$377,395	$538,414
Increase (decrease) in taxes resulting from:
Effect of permanent differences:
Goodwill and other permanent differences	6,332	(190,129)
Effect of temporary differences:
Accruals and allowances	(18,003)	(15,865)
Depreciation	(67,039)	(88,485)
Net operating loss	(446,585)	(243,935)
Change in deferred tax	—	$311,800

Income tax (benefit) expense	$(147,900)	$311,800

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2003 and 2004

Temporary differences that give rise to deferred tax assets and liabilities are as follows:

	March 31,
	2003	2004
Deferred tax assets:
Bad debts	$85,000	$43,600
Inventories	6,700	—
Accrued vacation	19,200	16,800
Deposits	30,000	68,000
Amortization	—	65,300
Research credit carryforward	—	49,100
Net operating loss carryforwards	264,300	7,800

	$405,200	$250,600

Deferred tax liabilities:
Fixed asset basis differences	$(209,300)	$(398,900)
Amortization	(48,000	(15,600)

	(257,300)	$(414,500)

Net deferred tax asset (liability) recorded	$147,900	(163,900)

At March 31, 2003 and 2004, the Company has a tax net operating loss carryforwards of approximately $668,943 and $20,697 to offset future taxable income. In addition, the Company has research and development credit carryforwards of approximately $23,000 and $43,000 to offset future tax liability. The tax net operating loss and research and development credit carryforwards begin to expire in 2021.

NOTE 14—REDEEMABLE PREFERRED STOCK

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

In September 1999, the Company issued 150,000 shares of redeemable series A preferred stock to Dynamic Health Care Products, Inc. in satisfaction of $1,500,000 of outstanding liabilities. The shares of preferred stock were subsequently transferred to JB Capital Corp., a company affiliated with our Chairman, Jugal K. Taneja. Holders of redeemable series A preferred stock vote together with the holders of common stock with respect to all matters as to which such shareholders vote, with each share of redeemable series A preferred stock entitled to one vote. In the event of liquidation, dissolution or winding-up of our operations, holders of redeemable series A preferred stock will be paid an amount equal to $10.00 per share of redeemable series A preferred stock before any payment is made with respect to our common stock. The redeemable series A preferred stock pays dividends at the rate of 10% per annum, which is cumulative from the date of issuance and payable quarterly commencing March 31, 2001. For the years ended March 31, 2003 and 2004, $120,031 and $69,390 of accrued preferred dividends were paid to JB Capital Corp. For the year ended March 31, 2004, the holders had redeemed 72,000 shares. As of March 31, 2004, the holders of the preferred stock have redeemed all of their preferred shares outstanding.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2003 and 2004

NOTE 15—SHAREHOLDERS’ EQUITY

Common Stock

As of March 31, 2003 and 2004, the number of shares of $.01 par value Common Stock outstanding was 7,727,634 and 7,989,551 before treasury shares. The increase in common shares outstanding is a direct result of the 10% stock dividend declared by the Company’s board of directors for all common shareholders’ of record as of March 1, 2003. The stock dividend was distributed on March 17, 2003. During March 2003, the Company purchased 143,600 shares and recorded such shares as treasury stock thus adjusting the total shares outstanding, net of treasury stock, to 7,584,034 as of March 31, 2003. During April 2003, the Company purchased 14,360 shares and recorded such shares as treasury stock. During February 2004, the Company’s management was awarded a total of 157,000 restricted shares from the treasury shares held by the Company and as a direct result of such grant, recorded a non-cash compensation expense of $112,000 included within selling, general and administrative expenses. During the fiscal year ended March 31, 2004, 550,000 employee and nonemployee stock options were granted with 261,917 employee and nonemployee stock options exercised. See further consideration of the stock options below.

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

Preferred Stock

On February 10, 2004, we entered into a Securities Purchase Agreement with a Master Fund under which we issued 5,000,000 shares of, 6% Series A Convertible Preferred Stock of one of our wholly owned subsidiaries, Belcher Capital Corporation together with warrants to purchase 150,000 shares of the company’s common stock for $5,000,000; 75,000 warrants are at a price equal to $7.25, 50,000 warrants are at a price equal to $7.88 and 25,000 warrants at a price of $8.51. All of the warrants are exercisable until February 10, 2011. The 6% Series A Convertible Preferred Stock is convertible into the Company’s common stock. The conversion price of the preferred stock is $6.25 per share. The series A convertible preferred stock has a liquidation value of $1 per share.

On March 5, 2004, we entered into a Securities Purchase Agreement with two Funds under which we issued a total of 5000 shares, 6% Series B Convertible Preferred Stock together with warrants to purchase 262,500 shares of the company’s common stock for $5,000,000; 131,250 warrants are at a price equal to $6.29, 131,250 warrants are at a price equal to $6.57. All of the warrants are exercisable until March 5, 2011. The 6% Series B Convertible Preferred Stock is convertible into the Company’s common stock. The conversion price of the preferred stock is $6.00 per share. The series B convertible preferred stock has a liquidation value of $1,000 per share.

As a direct result of issuing warrants with the $5 million 6% convertible debt in January, the Company recorded $932,365 discount on the three-year term note based on applying a Black-Scholes valuation which lowered the gross amount of the note payable with the $932,365 offset recorded within Additional Paid in Capital (“APIC”). The $932,365 discount will be straight-line amortized to interest expense over the three-year life of the note. As a direct result of issuing warrants with the $10 million 6% convertible preferred stock in February and March, the Company recorded a total of $3,580,960 discount on the $10 million 6% convertible preferred stock based on applying a Black-Scholes valuation which resulted in a net reclassification of $3,580,960 lowering retained earnings and increasing APIC. All Black-Scholes valuations referenced and related entries are noncash transactions.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2003 and 2004

Range of Exercise Prices	Warrants	Outstanding		Warrants	Exercisable
	Number Outstanding 03/31/04	Weighted Average Remaining Contractual Life (years)	Weighted Average Price 03/31/04	Options exercisable at March 31, 2004	Weighted Average Exercise Prices
$6.29-$8.62	562,500	7	$7.19	562,500	$7.19

Stock Option Plan

On September 30, 1999, the Company adopted a Stock Option Plan, which provides for the grant to employees of incentive or non-qualified options to purchase up to 1,000,000 shares of Common Stock; on May 18, 2004, based on a majority shareholder vote, the plan was increased by 500,000, for a total of 1,500,000. The exercise price represents the estimated fair value of the Company’s Common Stock at the time of the grant, as approved by the Board of Directors. All outstanding options vest equally over three years or sooner upon the change in control of the Company. Options granted under the Plan expire not later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2003 and 2004

The Non-Employee Plan

The Non-Employee Plan originally provided for the grant of nonqualified stock options to purchase up to 500,000 shares of Common Stock to members of the Board of Directors who are not employees of the Company. Subsequent to March 31, 2004 on May 18, 2004, the shareholders approved the amendment to the Plan increasing the total shares to 1,000,000. On the date on which a new non-employee director is first elected or appointed, he will automatically be granted options to purchase 25,000 shares of Common Stock for each year of his initial term. All options have an exercise price equal to the fair market value of the Common Stock on the date of grant. The options vest over a three-year vesting schedule with the first year’s vesting period ending one year from date of grant. 300,000 of the 530,000 non employee options granted during the fiscal year ended March 31, 2004 qualified for valuation using Black-Scholes and the Company recorded a gross deferred asset of $155,000 to which $66,000 was amortized to compensation expense. This valuation and related expense was required under SFAS 123 treatment for nonemployee consultants. The following summarizes the non-employee common stock options outstanding as of March 31, 2003 and 2004:

Non-Employee Stock Options	2003		2004
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	326,000	$2.00	457,000	$1.38
Granted	165,000	$0.85	530,000	$3.67
Exercised	0	0	(207,469)	$(1.08)
Forfeited	(34,000)	$(2.00)	(50,000)	$(1.00)

Outstanding, end of year	457,000	$1.38	729,531	$3.06

Options vested, end of year	101,333	$2.00	120,198	$1.88

The Employee Plan

The following table summarizes information about the employee stock option activity for the years ended March 31, 2003 and 2004:

Employee Stock Options	2003		2004
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	227,500	$2.00	465,000	$1.38
Granted	250,000	$0.85	20,000	$2.99
Exercised	0	0	(27,781)	$(0.85)
(Forfeited)/ transferred in	(12,500)	$(2.00)	50,000	$0.85

Outstanding, end of year	465,000	$1.38	507,219	$1.71

Options vested, end of year	143,333	$2.00	287,219	$1.81

During the fiscal year ended March 31, 2003, on June 20, 2002, the board of directors approved the granting of 250,000 options to be allocated amongst the Company’s employees of record as of that date. The exercise price of the options is $0.85 based on the closing price the day of the grant. Grants were allocated based on years if service and salary. Only 20,000 options were granted during fiscal year 2004 to an employee as a hiring incentive. The exercise price was $2.99 based on the closing price the date of hire, August 29, 2003. The 50,000 options reflected as a transfer in was a grant originally included in the June 2002 officers’ grant but was reclassified as an employee grant. As of March 31, 2004, 287,219 shares were vested with 220,000 shares nonvested.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2003 and 2004

Officer Stock Options	2003		2004
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	150,000	$2.00	400,000	$1.28
Granted	250,000	$0.85	0	$0
Exercised	0	0	(26,667)	$(0.85)
Forfeited or transferred	0	0	(50,000)	$(0.85)

Outstanding, end of year	400,000	$1.28	323,333	$1.62

Options vested, end of year	100,000	$2.00	190,000	$1.30

On June 20, 2002, the board of directors approved the granting a total of 200,000 to be allocated to each of the Company’s officers of record as of that date. The exercise price was $0.85 per share based on the closing price on the date of grant. The 50,000 transfer out presented was based on a reclassification as an employee grant. As of March 31, 2004, 190,000 shares were vested with 133,333 shares nonvested.

Employee Stock Options

The weighted-average fair value of options granted for the years ending March 31, 2003 and 2004 was $1.59. The estimated fair value for the above options was determined using the Black-Scholes method with the following weighted-average assumptions used for grants in 2003 and 2004 were as follows:

	2003	2004
Dividend Yield	0.00%	0.00%
Option Term	10 years	10 years
Expected volatility	216%	127.1%
Risk-free interest rate	4.85%	3.54%

Officers’ Stock Options

The weighted-average fair value of options granted for the years ending March 31, 2003 and 2004 was $1.28, (no officer options were granted during fiscal year ended March 31, 2004). The estimated fair value for the above options was determined using the Black-Scholes method with the following weighted-average assumptions used for grants in 2003 and 2004:

	2003	2004
Dividend Yield	0.00%	0.00%
Option Term	10 years	10 years
Expected volatility	216%	127.1%
Risk-free interest rate	4.85%	3.54%

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2003 and 2004

The Company has adopted only the disclosure provision of SFAS No. 123, as it related to employee awards. APB No. 25 is applied in accounting for the plan. Accordingly, no compensation expense is recognized related to the employee and nonemployee director stock based compensation plans although, $66,000 compensation expense has been included in the results from operations for the fiscal year ended March 31, 2004 for nonemployee consultants granted stock options under the Company’s nonemployee stock option plan. The pro forma net earnings (loss) per common share, if the Company had elected to account for its employee and nonemployee director plan consistent with the methodology prescribed by SFAS No. 123, are shown in the following:

	2003	2004
Net income:
As reported	$1,030,778	$1,007,119

Pro forma	$930,778	$745,175

Net income per common share:
Basic income (loss) per share:
As reported	$0.15	$0.13

Pro forma	$0.12	$0.10

Diluted income per share:
As reported	$0.15	$0.11

Pro forma	$0.12	$0.08

Range of Exercise Prices	Options	Outstanding		Options	Exercisable
	Number Outstanding 03/31/04	Weighted Average Remaining Contractual Life (years)	Weighted Average Price 03/31/04	Options exercisable at March 31, 2004	Weighted Average Exercise Prices
$0.80 - $2.00	1,429,981	7.28	$1.36	597,417	$1.59

$2.99 - $4.49	50,000	10.00	$4.03

$5.00 - $6.44	80,000	10.00	$5.63

$0.80 - $6.44	1,559,981	9.09	$3.67	597,417	$1.59

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2003 and 2004

NOTE 16—COMMITMENTS AND CONTINGENCIES

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

Future minimum lease payments, by year and in aggregate under non-cancelable operating leases, consist of the following at March 31, 2004:

Year ending March 31,
2005	$464,908
2006	460,489
2007	418,385
2008	430,423
2009	413,324
Thereafter	223,008

$2,410,537

The Company leases one of their facilities from Dynamic (See Note 11, related party transaction) for a ten-year term at approximately $220,000 annually. The lease provides for an annual cost-of-living increase. Management considers these lease terms to be comparable to those of unrelated third parties. The future minimum lease payments as of March 31, 2004 include this commitment.

Total rent expense for the years ended March 31, 2003 and 2004, was $354,338 and $392,302 respectively.

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2003 and 2004

Litigation

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of March 31, 2004 should have a material adverse impact on its financial condition or results of operations. See further consideration at Note 17-Subsequent Events.

Employment Agreements

Effective April 1, 2004, the Company renegotiated and renewed executive management’s three year employment agreements with the Chief Executive Officer, the President and the Vice President/Chief Financial Officer at annual salaries of $175,000, $135,000 and $130,000 plus benefits respectively.

Directors’ Compensation

The Company pays directors fees of $1,000 each per quarter and not less than $2,000 per year. In addition, each non-employee director receives options to purchase shares of common stock for each year completed of the director’s term. See further consideration within Note 14 above.

Common Stock

In December 2001, a special subcommittee of the board, comprised of Messrs. Dalton, Lawson and Stuart, was formed for the purpose of determining whether all objectives and business plans negotiated at the time of the merger had been met. The merger was affected simultaneously with the successful completion of the Company’s IPO in November 2000. On February 15, 2002, the special subcommittee submitted their report to the board of directors; the Committee Report was adopted by the board for management’s implementation. Their report, among other things, recommended that the board more closely review the business operations of the Company for the period from, March 2002 through June 2002, inclusive, such that at the end of June 2002, the board would evaluate the success of the plan’s implementation. Should it be decided by the board that segments of the Company’s operations are not viable, the board will recommend possible remedies. See further consideration at Note 17-Subsequent Events.

NOTE 17—SUBSEQUENT EVENTS

Nasdaq Stock Listing

On April 12, 2004, we received a Nasdaq Staff Determination Letter indicating that the Company had not held its annual meeting of shareholders as set forth in Marketplace Rule 4350(e) and 4350(g), and that its securities were therefore subject to delisting from the Nasdaq SmallCap Market. The Company requested an oral hearing before the Nasdaq Listing Qualifications Panel to review the Staff Determination which was held on May 13, 2004 which granted the Company a temporary delisting stay until the Panel could render their final assessment. The final determination permitting continued listing was sent to the Company on June 8, 2004 and therefore, the hearing file has been closed.

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

On April 20, 2004, the Company and Mr. Zappala entered into an agreement (“Settlement Agreement”) pursuant to which each party expressly disclaimed any liability and each party released the other (and all related parties) from all claims, and liabilities arising from the Merger Agreement, the Consulting Agreement and/or the subject matter of the Company’s lawsuit against Mr. Zappala and Go2 (“Lawsuit”), and the parties agreed to dismiss the Lawsuit with prejudice. As provided by the Settlement Agreement: (i) Mr. Zappala transferred ownership of 500,000 shares of the Company’s common stock to the Company; (ii) the Consulting Agreement was terminated without further liability to either party; and (iii) Mr. Zappala agreed, that during his tenure as a Director of the Company, he would not sell his remaining shares of Company common stock, unless another Director of the Company sells shares of Company common stock. The Company filed Form 8-K with the Securities and Exchange Commission on April 26, 2004.

INNOVATIVE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2003 and 2004

Company Name Change

At the Company’s 2003 Annual Meeting held May 18, 2004, based on majority shareholder vote, the Company changed its name to GeoPharma, Inc. in order to better align the Company’s repositioning as a pharmaceutical generic drug manufacturer and distributor.