Form 10KSB/A
period 2004-03-31
INNOVATIVE COMPANIES INC
filed 2004-07-02
CIK 1098315

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

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2004, certain information concerning beneficial ownership of shares of Common Stock with respect to (i) each person known to the Company to own 5% or more of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the executive officers of the Company, and (iv) all directors and officers of the Company as a group:

Title Of Class	Name And Address Of Beneficial Owner (1)	Amount And Nature Of Beneficial Ownership (2)	Approximate Percent of Class (%)
Common	Jugal K. Taneja	1,717,200	21.4%
Common	Mihir K. Taneja	520,495	6.4%
Common	Kotha S. Sekharam, PhD	275,734	3.4%
Common	Carol Dore-Falcone	76,500	1.0%
Common	Joseph Zappala	1,813,417	22.6%
Common	Shan Shikarpuri, CPA	—	—%
Common	Barry H. Dash, PhD	—	—%
Common	George Stuart, Jr.	34,063	0.4%
Common	Carnegie Capital	582,537	7.3%
Common	Barclays Global Investors	516,279	6.5%
Common	All officers and directors as a group	5,019,946	59.8%

(1)	Except as noted above, the address for the above identified officers and directors of the Company is c/o GeoPharma, Inc., 6950 Bryan Dairy Road, Largo, Florida 33777.
(2)	Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them. Percentages are based upon the assumption that each shareholder has exercised all of the currently exercisable options he or she owns which are currently exercisable or exercisable within 60 days and that no other shareholder has exercised any options he or she owns.
(3)	The following factors have been taken into consideration in calculating the amount and nature of beneficial ownership in GeoPharma:

•	Dr. Kotha Sekharam’s beneficially owned shares include approximately 26,733 shares beneficially owned by Madhavi Sekharam, Dr. Sekharam’s wife, as to which Dr. Sekharam exercises no investment or voting power and disclaims beneficial ownership.

•	Jugal K. Taneja’s beneficially owned shares include approximately 359,206 shares beneficially owned by his wife Manju Taneja. Mr. Taneja exercises no investment or voting power over any of the shares owned by his wife, and disclaims beneficial ownership of those shares.

•	Jugal K. Taneja’s beneficially owned shares also include 582,537 shares beneficially owned by Carnegie Capital, Ltd, 347,938 shares beneficially owned by Bryan Capital Limited Partnership and approximately 60,855 shares beneficially owned by First Delhi Trust. Mr. Taneja is the general partner of both Carnegie Capital, Ltd. and First Delhi Trust, and holds sole voting and investment power over these shares. Bryan Capital Limited Partnership is indirectly owned by Dynamic Health Products, Inc., an affiliate, and who Jugal K. Taneja is the Chairman and CEO.

•	Joseph Zappala’s beneficially owned shares include 358,500 shares beneficially owned by Mr. Zappala’s wife and minor child.

2

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 2, 2004 GEOPHARMA, INC.

/s/ Mihir K. Taneja,
Mihir K. Taneja,
Chief Executive Officer,
Secretary and Director
/s/ Kotha S. Sekharam, Ph.D
Kotha S. Sekharam, Ph.D
President and Director
/s/ Carol Dore-Falcone
Carol Dore-Falcone
Vice President and Chief Financial Officer (Chief Accounting Officer)

In accordance with Exchange Act this report has been signed below by the following persons on behalf of the registrant in the capacities as on July 2, 2004.

/s/ Jugal K. Taneja
Jugal K. Taneja
Chairman of the Board of Directors
/s/ Barry H. Dash, PhD
Barry H. Dash, PhD
Director /s/ Joseph Zappala
Joseph Zappala
Director
/s/ George L. Stuart, Jr.
George L. Stuart, Jr.
/s/ Shan Shikarpuri
Shan Shikarpuri
Director

3