Form 10QSB
period 2004-06-30
GeoPharma, Inc.
filed 2004-08-16
CIK 1098315

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-16185

GEOPHARMA, INC.

(Name of small business issuer as specified in its charter)

STATE OF FLORIDA	59-2600232
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6950 Bryan Dairy Road, Largo, Florida	33777
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (727) 544-8866

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of August 12, 2004 was 7,695,778 net of 500,960 treasury shares.

PART I – FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

GEOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	June 30, 2004
	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,361,940	$7,532,254
Cash, restricted	4,805,825	4,814,768
Certificate of deposit	418,991	418,991
Accounts receivable, net	1,674,312	1,876,910
Accounts receivable, other	376,000	432,581
Inventories, net	3,225,683	3,858,335
Prepaid expenses and other current assets	565,570	528,644
Due from affiliates, net	1,188,663	1,169,638

Total current assets	$20,616,984	$20,632,121

Property, leaseholds and equipment, net	1,813,430	1,983,624

Goodwill, net	728,896	728,896

Intangible assets, net	510,974	490,443

Other assets, net	84,932	93,408

Total assets	$23,755,216	$23,928,492

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,063,254	$1,917,876
Current portion of long-term obligations	1,527,335	1,411,967
Accrued expenses	486,960	518,520
Obligations to affiliates	57,465	80,792
Deferred tax liability	163,900	178,342

Total current liabilities	$4,298,914	$4,107,497
Long-term obligations, less current portion	2,764,896	2,606,510

Total liabilities	$7,063,810	$6,714,007

Commitments and contingencies

Shareholders’ equity :
6% convertible preferred stock, Series A, $.01 par value, 10,000,000 shares authorized; 5,000,000 shares issued and outstanding (liquidation preference $5,000,000)	$50,000	$50,000
6% convertible preferred stock, Series B, $.01 par value, 5,000 shares authorized; 5,000 shares issued and outstanding (liquidation preference $5,000,000)	50	50
Common stock, $.01 par value; 24,000,000 shares authorized; 7,989,551 and 8,122,438 shares issued and outstanding	79,896	81,224
Treasury stock, $.01 par value; 960 and 500,960 shares, respectively	(10)	(5,010)
Additional paid in capital	44,457,293	44,863,109
Retained earnings (deficit)	(27,895,823)	(27,774,888)

Total shareholders’ equity	$16,691,406	$17,214,485

Total liabilities and shareholders’ equity	$23,755,216	$23,928,492

See accompanying notes to condensed consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2003	2004
	(unaudited)	(unaudited)
Revenues:
PBM	$1,201,863	$2,139,888
Distribution	281,243	1,422,388
Manufacturing	2,623,100	3,302,535
Pharmaceutical	—	48,805

Total revenues	4,106,206	6,913,616

Cost of goods sold:
PBM	$1,123,256	$2,109,615
Distribution	125,328	965,293
Manufacturing	1,888,733	2,189,134
Pharmaceutical	—	22,197

Total cost of goods sold	3,137,317	5,286,239

Gross profit:
PBM	$78,607	$30,273
Distribution	155,915	457,095
Manufacturing	734,367	1,113,401
Pharmaceutical	—	26,608

Total gross profit	968,889	1,627,377

Selling, general and administrative expenses:
Selling, general and administrative expenses	$821,925	$1,197,917
Depreciation and amortization	103,078	144,975

Operating income (loss) before other income and expense	$43,886	$284,485

Other income (expense), net:
Other income, net	9,674	19,159
Interest expense, net	(21,200)	(122,293)

Total other income (expense), net	$(11,526)	$(103,134)

Income before income taxes	$32,360	$181,351
Income tax expense	—	(14,442)

Net income	$32,360	$166,909
Preferred stock dividends	26,070	150,833

Net income available to common shareholders	$6,290	$16,076

Basic income per share	$0.00	$0.00

Basic weighted average number of common shares outstanding	7,569,674	7,713,899

Diluted income per share	$0.00	$0.00

Diluted weighted average number of common shares outstanding	7,569,674	9,253,982

See accompanying notes to condensed consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2003	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$32,360	$166,909
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	103,078	133,777
Gain on sale of equipment	(2,857)	—
Amortization of stock option deferred compensation	—	11,198
Amortization of debt discount to interest expense	—	77,114
Change in net deferred taxes	—	14,442
Changes in operating assets and liabilities:
Accounts receivable, net	(576,441)	(211,073)
Accounts receivable, other	83,084	(56,581)
Inventory, net	(264,852)	(632,652)
Prepaid expenses and other current assets	152,199	36,926
Other assets	—	3,844
Accounts payable	678,992	(145,378)
Accrued expenses	79,246	81,037
Due from affiliates, net	(77,504)	42,352

Net cash provided by (used in) operating activities	$207,305	$(478,085)

Cash flows from investing activities:
Purchases of property, leaseholds and equipment	$(133,139)	$(298,481)
Proceeds from sale of equipment	20,000	—

Net cash used in investing activities	$(113,139)	$(298,481)

Cash flows from financing activities:
Net change in credit lines payable	$50,000	$—
Payments of long-term obligations	(139,813)	(88,370)
Payments of preferred stock dividends	(26,070)	(25,000)
Purchase of treasury shares	(5,000)	—
Payments for private placement fees	—	(6,000)
Proceeds from stock option exercise	—	75,193
Proceeds from issuance of long-term obligations	—	—

Net cash provided by (used in) financing activities	$(122,110)	$(44,177)

Net increase (decrease) in cash	(27,944)	(820,743)
Cash at beginning of period	474,033	13,167,765

Cash at end of period	$446,089	$12,347,022

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$19,032	$26,012

Cash paid during the period for income taxes	$—	$40,000

	Three months ended June 30, 2003	Three months ended June 30, 2004
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of common stock issued to pay preferred stock dividend	$—	$125,833
Value of common stock issued to pay convertible debt interest	$—	$49,477
Value of common stock issued to pay convertible debt principle	$—	$262,500

See accompanying notes to condensed consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2004

NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2003 and 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form-10KSB as of and for the years ended March 31, 2003 and 2004 as filed with the Securities and Exchange Commission on June 29, 2004.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

The condensed consolidated financial statements as of March 31, and June 30, 2004 and for the three months ended June 30, 2003 and 2004 include the accounts of GeoPharma, Inc. (the “Company”), (“GeoPharma”), which is continuing to do manufacturing business as Innovative Health Products, Inc. (“Innovative”), and its Florida wholly-owned subsidiaries Breakthrough Engineered Nutrition, Inc. (“Breakthrough”), Belcher Pharmaceuticals, Inc., (“Belcher”) and Go2PBM Services, Inc. (“PBM”) and its Nevada wholly-owned subsidiary, Belcher Capital Corporation, (“Belcher Capital”). Significant intercompany balances and transactions have been eliminated in consolidation.

b. Industry Segment

In accordance with the provisions of Statement of Financial Accounting Standards No. 131, (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker related to the allocation of resources and in the resulting assessment of the segment’s overall performance. As of March 31, 2004 and June 30, 2004, the Company had four industry segments: manufacturing, distribution, pharmacy benefit management and pharmaceutical. The $23,755,216 of total assets as of March 31, 2004 were comprised of $13,093,519 attributable to corporate, $7,632,992 attributable to manufacturing, $1,909,822 attributable to distribution, $1,118,883 attributable to pharmacy benefit management and $65,268 attributable to pharmaceutical. The $23,928,492 of total assets as of June 30, 2004 were comprised of $12,819,642 attributable to corporate, $7,729,939 attributable to manufacturing, $2,326,932 attributable to distribution, $1,004,913 attributable to pharmacy benefit management and $47,066 attributable to pharmaceutical.

c. Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

d. Restricted Cash

Restricted cash is comprised of $4,814,768 serving as collateral for the $5 million, Series A, 6% convertible preferred stock.

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

g. Intangible Assets

Intangible assets consist primarily of goodwill and intellectual property. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company has selected January 1 as the annual date to test these assets for impairment. FAS 142 also requires the intangible assets with definite useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.

For the year ended March 31, 2004 and for the three months ended June 30, 2004, amortization expense associated with goodwill was $0. The unamortized balance of goodwill at March 31, and June 30, 2004 was $728,896 with the unamortized balance of intellectual property for the same periods was $228,305. Based on the required analysis performed as of that annual date, no impairment loss was required to be recorded for the fiscal year ended March 31, 2004 or for the three months ended June 30, 2004.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

h. Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. There have been no impairment losses recorded for the fiscal year ended March 31,2004 or for the three months ended June 30, 2004.

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

j. Earnings (Loss) Per Common Share

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and preferred stock warrants, officer, employee and nonemployee stock options are considered potentially dilutive and are included in the fully diluted share calculation at June 30, 2004. The reconciliation between basic and fully diluted shares are as follows:

	For the Three Months Ended
	June 30, 2003	June 30, 2004
Net income per share – basic:
Net income	$6,290	$16,076
Weighted average shares - basic	7,569,674	7,713,899
Net income per share - basic	$.00	$.00
Net income per share – diluted:
Net income	$6,290	$16,076
Weighted average shares - basic	7,569,674	7,713,899
Effect of preferred stock prior to conversion	—	—
Effect of warrants prior to conversion	—	—
Effect of stock options	—	1,540,083
Effect of convertible term note	—	—
Weighted average shares-diluted	7,569,674	9,253,982
Net income per share – diluted	$.00	$.00

k. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at March 31, and June 30, 2004, as well as the reported amounts of revenues and expenses for the three months ended June 30, 2003 and 2004. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

l. Concentration of Credit and Sales Risk

Concentrations of credit risk with respect to trade accounts receivable are limited due to the distribution of sales over a large customer base as of March 31, and June 30, 2004. As related to consolidated sales revenues for the three months ended June 30, 2003, four customers accounted for 31.9%, CarePlus, a related party, 14.9%, Metabolife International, 10.1%, Vertical Health, a related party and 6.9%, Healthworks International. For the three months ended June 30, 2004, three customers accounted for 31%, CarePlus, a related party, 13.6%, Spectrum Group, and 5.9%, BDI.

The Company has no concentration of customers within specific geographic areas outside the United States that would give rise to significant geographic credit risk.

m. Revenue Recognition

In accordance with SAB 101, Revenue Recognition, revenues are recognized by the Company when the merchandise is shipped to the customer which is when title and risk of loss has passed to the customer. Revenues from sales of inventory on consignment are recognized when consigned inventory is sold with title and risk of loss passing to the ultimate customer.

n. Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $38,748 and $34,380 for the three months ended June 30, 2003 and 2004, respectively.

o. Research and Development Costs

Costs incurred to develop our generic pharmaceutical products are expensed as incurred and charged to research and development (“R&D”). R&D expensed for the year ended March 31, 2004 and for the three months ended June 30, 2004 were $544,000 and $100,000, respectively.

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

Long-term Obligations: The fair value of the Company’s fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At March 31, and June 30, 2004, the fair value of the Company’s long-term obligations approximated its carrying value.

Credit Lines Payable: The carrying amount of the Company’s credit lines payable approximates fair market value since the interest rate on these instruments corresponds to market interest rates.

q. Reclassifications

Certain reclassifications have been made to the financial statements for the three months ended June 30, 2003 to conform to the presentation for the three months ended June 30, 2004.

NOTE 3-STOCK OPTION PLAN

NonEmployee Stock Option Plan

On April 1, 2004, the Board of Directors received a total of 210,000 options an exercise price of $6.15, the Nasdaq common stock closing price as of that date. All of the stock options vest under a three-year vesting schedule with the first year of vesting being attained one year from the date of grant.

The following represents the nonemployees’ common stock options outstanding as of June 30, 2004:

	Number of Shares	Weighted Average Exercise Price
Option balance outstanding, March 31, 2004	729,531	$3.06
Granted	210,000	6.15
Exercised	(79,734)	(1.00)

Option balance outstanding, June 30, 2004	859,797	$3.67

As of June 30, 2004, of the 859,797 nonemployees’ common stock options outstanding, 221,464 of those options were vested with 638,333 options being nonvested.

NOTE 4-RELATED PARTY TRANSACTIONS

Revenues: For the three months ended June 30, 2003 and 2004, manufacturing revenues of approximately $54,370 and $137,687 respectively, were recorded from sales by the Company to subsidiaries of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the three months ended June 30, 2003 and 2004, manufacturing revenues of $41,393 and $48,805, respectively, were recorded from sales by the Company to DrugMax, Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the three months ended June 30, 2003 and 2004, manufacturing revenues of $221,003 and $88,603, respectively, were recorded from sales by the Company to VerticalHealth Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a shareholder.

For the three months ended June 30, 2003 and 2004, distribution revenues of approximately $2,401 and $0 were recorded from sales by the Company to VerticalHealth Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a shareholder.

For the three months ended June 30, 2003 and 2004, pharmacy benefit management revenues of approximately $1,201,863 and $2,139,888 respectively, were recorded from sales by the Company to CarePlus Health Plan, an affiliate of the Company’s board member Mssr. Zappala. Our wholly-owned subsidiary, Go2PBMServices, Inc., derives 100% of its revenues from this contract.

Trade Accounts Receivable/ Trade Accounts Payable: Amounts due to affiliates and amounts due from affiliates represent balances owed by or amounts owed to the Company for sales occurring in the normal course of business. Amounts due to and amounts due from these affiliates are in the nature of trade payables or receivables and fluctuate based on sales volume and payments received.

As of March 31, and June 30, 2004, for the manufacturing segment, $50,024 and $148,575 was due from subsidiaries of Dynamic Health Products. $57,700 and $57,700, respectively, was due to DrugMax., $151,812 and $124,724 was due from VerticalHealth, Inc.

As of March 31, and June 30, 2004, for the pharmacy benefit management segment, $377,149 and $874,675 was due from CarePlus Health.

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

General

We manufacture, package and ship high-quality private label dietary supplements, generic and over-the-counter drugs, and health and beauty care products for companies worldwide from our two manufacturing locations. Through our wholly-owned subsidiary, Breakthrough Engineered Nutrition, Inc. (“Breakthrough”), we market the Company’s product lines, CarbSlim™ Lean Protein™ and Thermo ZXE™ Through our wholly-owned subsidiary, Go2PBM Services, Inc., (“PBM”) we administer pharmacy benefit management services to health plans for unions, insurance companies, and other self-insured companies.

Results of Operations

Overview

We derive our revenues from developing, manufacturing, and wholesaling a wide variety of non-prescription dietary supplements, and health and beauty care products. We also derive revenues from the distribution of pharmaceutical drugs and from the distribution of our branded product lines, CarbSlim, Lean Protein and Thermo ZXE. In addition, we derive revenues from the services provided in connection with pharmacy benefit management. Revenues derived from our manufacturing and distribution segments are billed and recognized as product is produced and shipped, net of discounts, allowances, returns and credits. Service revenues are billed and recognized once the service has been provided.

Cost of goods sold is comprised of direct manufacturing and manufacturing and distribution material product costs, contracted service fees, direct personnel compensation and other statutory benefits and indirect costs relating to labor to support product manufacture and distribution and the warehousing of production and other manufacturing overhead. The PBM cost of sales amounts recognized represent the direct and indirect costs of the prescription and claim-related costs attributable to providing pharmacy benefit management services. Research and development expenses are charged against cost of goods sold as incurred. Selling, general and administrative costs include management and general office salaries, advertising and promotional expenses, depreciation and amortization, sales and marketing and other indirect operating costs.

Interest expense, net consists primarily of interest expense associated with borrowings to finance capital equipment expenditures and other working capital needs as partially offset by interest income earned on our funds held at banks.

Three Months Ended June 30, 2003 Compared To Three Months Ended June 30, 2004

Revenues. Total revenues increased approximately $2.8 million, or 68.4%, to approximately $6.9 million for the three months ended June 30, 2004, as compared to approximately $4.1 million for the three months ended June 30, 2003. Pharmacy benefit management revenues increased approximately $938,000, or 78.1%, to approximately $2,140,000 for the three months ended June 30, 2004, as compared to $1,202,000 for the three months ended June 30, 2003. Pharmacy benefit management revenues increased for the three months ended June 30, 2004 solely due to the increase of participating plan members and related pharmacy claims based on the PBM activity derived from two HMO health plans. Distribution revenues increased approximately $1,141,000, or 405.8%, to approximately $1,422,000 for the three months ended June 30, 2004, as compared to $281,000 for the three months ended June 30, 2003. For the three months ended June 30, 2004, revenues were derived from increased sales volume from two product lines, 32,576 cases of CarbSlim and 2,236 cases of Lean Protein Bites as compared to revenues from two product lines, 5,905 cases of Lean Protein Bites and 1,365 cases of Thermo ZXE sold in the corresponding period in 2003. CarbSlim was launched during July 2003. Manufacturing revenues increased approximately $679,000, or 25.9%, to approximately $3,303,000 for the three months ended June 30, 2003, as compared to approximately $2,623,000 for the corresponding period. Increases in manufacturing segment revenues was primarily caused by the increased sizes of customer orders and shipments of private label and OTC manufacturing segment sales in the current three month period as compared to the previous three month period ended June 30, 2003. Pharmaceutical revenues increased $49,000 in the current three month period ended June 30, 2004 as compared to the prior corresponding period in 2003.

Gross profit. Total gross profit increased approximately $658,000, or 68.0%, to approximately $1.6 million for the three months ended June 30, 2004, as compared to approximately $969,000 for the three months ended June 30, 2003. Total gross margins remained consistent at 23.5% for the three month period ended June 30, 2004 as compared to 23.6% for the corresponding three month in 2003. Pharmacy benefit management gross profits decreased approximately $48,000, or 61.5%, to approximately $30,000 for the three months ended June 30, 2004, as compared to $78,000 for the three months ended June 30, 2003. Pharmacy benefit management gross margin decreased to 1.4% for the three months ended June 30, 2004 as compared to 6.5% for the three months ended June 30, 2003. Gross profit dollars and gross margins decreased although sales revenues and HMO members increased as due to continued increasing costs associated with member-generated pharmacy claims which translate into higher net claims dollars incurred and paid per member as compared to the corresponding three-month period. Distribution gross profit increased approximately $301,000, to approximately $457,000 for the three months ended June 30, 2004, as compared to $156,000 for the three months ended June 30, 2003. Distribution gross margins decreased to 32.1% for the three months ended June 30, 2004 as compared to 55.4% in the corresponding period in 2003. Although sales revenues and gross profit dollars increased, gross margins decreased due to the change in the mix of sales in the current three month period as influenced by CarbSlim sales to national mass chains that have a lower gross margin. Manufacturing gross profit increased approximately $379,000, or 51.6%, to approximately $1,113,000 for the three months ended June 30, 2004, as compared to approximately $734,000 in the corresponding three-month period in 2003. For the three months ended June 30, 2004, manufacturing gross margin increased to 33.7%, from 28% in the corresponding three-month period in 2003. The increases in gross profit dollars and gross margins are primarily attributable to a current change in our private-label and OTC contract manufacturing sales portfolio that is yielding a higher gross margin as partially offset by research and development efforts being employed as based on our plans to gain FDA approval via ANDA applications in process for the formulation and manufacture of generic drugs in the future.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of advertising and promotional expenses; personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and leasehold amortization expense. Selling, general and administrative expenses increased approximately $418,000, or 45.2%, to approximately $1,343,000 for the three months ended June 30, 2004, as compared to approximately $925,000 in the corresponding period. The increase is primarily attributable to research and development expenses, rising insurance expenses in addition to increases in advertising and promotional expenses associated with our distribution segment, rents, as well as payroll expenses and costs associated with fringe benefits to support our distribution, manufacturing and pharmacy benefit management growth. As a percentage of sales, selling, general and administrative expenses decreased to 19.4% for the three months ended June 30, 2004 from 22.5% in the corresponding three-month period in 2003.

Interest income (expense), net. Interest expense, net of interest income, increased approximately $101,000 to approximately $(122,000) for the three months ended June 30, 2004, from approximately $(21,000) for the three months ended June 30, 2003. The increase in net interest expense is primarily attributable to the increase in long-term obligations outstanding due to the issuance of $5 million of 6% convertible debt outstanding in addition to the noncash interest expense incurred resulting from the amortization of the convertible debt warrants issued as compared to the corresponding period in 2003.

Income taxes. As of and for the three months ended June 30, 2004, $14,000 was recorded as deferred income tax expense and has $178,000 recorded as a deferred tax liability based on current net taxable income and the utilization of the net operating loss carryforwards. At June 30, 2003, the Company has $147,900 recorded as a deferred tax asset as it is more likely than not that the asset will be recognized in the future based on current earnings levels, available net operating loss carryforwards and other financials assumptions made based on current and future earnings projections.

Financial Condition, Liquidity and Capital Resources

The Company has financed its operations through available borrowings under its credit line facilities, cash provided from operations and cash provided from the proceeds received from our initial public offering consummated November 2000. The Company had working capital of approximately $16,525,000 at June 30, 2004, inclusive of current portion of long-term obligations and credit facilities, as compared to working capital of approximately $16,318,000 at March 31, 2004. The increase in working capital is primarily attributable to net increases in inventories based on increases in purchasing activity associated with increased purchasing in order to support our distribution product available to meet open national chain and mass retail purchase orders.

Net cash used in operating activities was approximately ($478,000) for the three months ended June 30, 2004, as compared to net cash provided by operating activities of approximately $207,000 for the three months ended June 30, 2003. Cash used is primarily attributable to increases in inventories of $633,000 and increases in accounts receivable of $211,000 due to planned production increases to meet open mass and national chain orders, in addition to increases in trade accounts and other receivables of $268,000 based on increased credit sales all of which are partially offset by net income before preferred dividends of $167,000, depreciation and amortization of $133,000 in addition to $77,000 amortization of convertible debt warrants issued with the $5 million convertible debt.

Net cash used in investing activities of approximately ($298,000) for the three months ended June 30, 2004 was used primarily to purchase lab equipment and related upgrades in addition to continued leasehold improvements in order to continue to meet our business plans surrounding our ability and belief in the future to receive FDA approval to formulate and manufacture our own generic drug brands.

Net cash used in financing activities was approximately ($44,000) for the three months ended June 30, 2004, represented payments on long-term obligations of approximately $88,000, preferred stock dividend payments of approximately $25,000 all of which is partially offset by net proceeds received from vested stock option exercises of $75,000.

Management believes that cash expected to be generated from operations, current cash reserves, and existing financial arrangements will be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. The Company’s future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, continued expansion of existing capacities and capabilities, the public’s acceptance as evidenced through sales of our own branded distribution product lines CarbSlim, Lean Protein Bites, the successful completion of and the FDAs acceptance of our ANDAs for generic drug formulation and manufacture currently in process, and possible acquisitions. In particular, if cash flows from operations and available credit facilities are not sufficient, it will be necessary for the Company to seek additional financing. There can be no assurance that such financing will be available in amounts and on terms acceptable to the Company.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

Exhibit 31.1 Certification of Principal Financial Officer
Exhibit 31.2 Certification of Principal Executive Officer
Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350
Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K.

Form 8-K filed on April 19, 2004 as related to a Nasdaq staff determination letter.
Form 8-K filed on April 26, 2004 as related to a lawsuit settlement.
Form 8-K filed on June 14, 2004 as related to a Nasdaq listing qualification panel letter

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Companies, Inc.

Date: August 16, 2004	By:	/s/Mihir K. Taneja
Mihir K. Taneja
Chief Executive Officer, Secretary and Director

Date: August 16, 2004	By:	/s/ Carol Dore-Falcone
Carol Dore-Falcone
Vice President and Chief Financial Officer