Form 10QSB
period 2004-09-30
GeoPharma, Inc.
filed 2004-11-15
CIK 1098315

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

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

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of October 26, 2004 was 7,936,771.

PART I – FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS.

GEOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	September 30, 2004
	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,361,940	$6,590,170
Cash, restricted	4,805,825	4,830,616
Certificate of deposit	418,991	419,777
Accounts receivable, net	1,674,312	1,797,783
Accounts receivable, other	376,000	613,200
Inventories, net	3,225,683	4,439,415
Prepaid expenses and other current assets	565,570	614,090
Due from affiliates, net	1,188,663	1,342,499

Total current assets	$20,616,984	$20,647,550
Property, leaseholds and equipment, net	1,813,430	1,949,248
Goodwill, net	728,896	728,896
Intangible assets, net	510,974	463,499
Other assets, net	84,932	78,114

Total assets	$23,755,216	$23,867,307

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,063,254	$1,761,615
Current portion of long-term obligations	1,527,335	1,488,016
Accrued expenses	486,960	645,962
Obligations to affiliates	57,465	678
Deferred tax liability	163,900	178,342

Total current liabilities	$4,298,914	$4,074,613
Long-term obligations, less current portion	2,764,896	2,659,900

Total liabilities	$7,063,810	$6,734,511

Commitments and contingencies
Shareholders’ equity :
6% convertible preferred stock, Series A, $.01 par value, 10,000,000 shares authorized; 5,000,000 shares issued and outstanding (liquidation preference $5,000,000)	$50,000	$50,000
6% convertible preferred stock, Series B, $.01 par value, 5,000 shares authorized; 5,000 shares issued and outstanding (liquidation preference $5,000,000)	50	50
Common stock, $.01 par value; 24,000,000 shares authorized; 7,989,551 and 8,367,866 shares issued and outstanding	79,896	83,678
Treasury stock, $.01 par value; 960 and 340,960 shares, respectively	(10)	(3,410)
Additional paid in capital	44,457,293	45,472,430
Retained earnings (deficit)	(27,895,823)	(28,466,754)

Total shareholders’ equity	$16,691,406	$17,132,794

Total liabilities and shareholders’ equity	$23,755,216	$23,867,307

See accompanying notes to condensed consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2004	2003	2004
Revenues:
PBM (a related party activity)	$1,244,265	$2,479,638	$2,446,127	$4,619,526
Distribution	980,760	719,317	1,262,002	2,282,131
Manufacturing (excluding depreciation and amortization)	3,873,175	2,798,737	6,496,276	6,101,270
Pharmaceutical	—	41,660	—	90,466

Total revenues	$6,098,200	$6,039,352	$10,204,405	$13,093,393

Cost of goods sold:
PBM	1,164,103	2,254,214	2,287,359	4,363,828
Distribution	562,474	575,133	687,801	1,540,427
Manufacturing	2,555,023	1,830,050	4,443,755	4,019,187
Pharmaceutical	—	28,500	—	50,696

Total cost of goods sold	$4,281,600	$4,687,897	$7,418,915	$9,974,138

Gross profit:
PBM	80,162	225,424	158,768	255,698
Distribution	418,286	144,184	574,201	741,704
Manufacturing	1,318,152	968,687	2,052,521	2,082,083
Pharmaceutical	—	13,160	—	39,770

Total gross profit	$1,816,600	$1,351,455	$2,785,490	$3,119,255

Selling, general and administrative expenses:
Selling, general and administrative expenses	1,079,756	1,321,911	1,901,685	2,660,251
Depreciation and amortization	103,463	147,230	206,540	292,205

Selling, general and Administrative expenses	1,183,219	1,469,141	2,108,225	2,952,456

Operating income (loss) before Other income and expense	$633,381	$(117,686)	$677,265	$166,799
Other income (expense), net:
Other income (expense), net	64,993	196,529	75,137	215,688
Interest expense, net	(15,962)	(119,796)	(37,632)	(242,089)

Total other income (expense), net	$49,031	$76,733	$37,505	$(26,401)

Income (loss) before income taxes	$682,412	$(40,953)	$714,770	$140,398
Income tax expense	—	—	—	14,440

Net income (loss)	$682,412	$(40,953)	$714,770	$125,958
Preferred stock dividends	26,070	170,095	52,140	320,929

Net income (loss) available To common shareholders	$656,342	$(211,048)	$662,630	$(194,971)

Basic income (loss) per share	$.09	$(.03)	$.09	$(.02)

Basic weighted average Number of common shares outstanding	7,572,681	7,724,475	7,571,186	7,719,216

Diluted income (loss) per share	$.07	$(.02)	$.07	$(.02)

Diluted weighted average number of common shares outstanding	9,194,546	8,946,458	9,193,051	8,333,546

See accompanying notes to condensed consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2003	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$714,770	$125,958
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	206,540	292,205
Gain on sale of equipment	(2,857)	—
Amortization of stock option deferred compensation	—	36,006
Amortization of debt discount to interest expense	—	154,227
Change in net deferred taxes	—	14,442
Changes in operating assets and liabilities:
Accounts receivable, net	(1,846,238)	(81,346)
Accounts receivable, other	39,718	(237,200)
Inventory, net	(1,214,264)	(1,305,857)
Prepaid expenses and other current assets	68,201	(48,520)
Other assets	—	(4,361)
Accounts payable	2,127,909	(301,639)
Accrued expenses	172,065	207,693
Due from affiliates, net	(218,460)	(210,623)

Net cash provided by (used in) operating activities	$47,384	$(1,359,015)

Cash flows from investing activities:
Purchases of property, leaseholds and equipment	$(229,528)	$(394,584)
Proceeds from sale of equipment	20,000	—

Net cash used in investing activities	$(209,528)	$(394,584)

Cash flows from financing activities:
Net change in credit lines payable	$50,000	$—
Payments of long-term obligations	(237,149)	(173,365)
Payments of preferred stock dividends	(52,140)	(76,666)
Purchase of treasury shares	(5,000)	—
Payments for private placement fees	—	(6,000)
Proceeds from stock option exercise	17,041	204,551
Redemption of a certificate of deposit	294,883	—

Net cash provided by (used in) financing activities	$67,635	$(51,480)

Net increase (decrease) in cash	(60,655)	(1,747,765)
Cash at beginning of period	474,033	13,167,765

Cash at end of period	$413,378	$11,420,786

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$38,869	$71,534

Cash paid during the period for income taxes	$—	$40,000

	Six months ended September 30, 2003	Six months ended September 30, 2004
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of common stock issued to pay preferred stock dividend	$—	$194,262
Value of common stock issued to pay convertible debt interest	$—	$49,477
Value of common stock issued to pay convertible debt principle	$—	$262,500

See accompanying notes to condensed consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2004

NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended September 30, 2003 and 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form-10KSB as of and for the years ended March 31, 2003 and 2004 as filed with the Securities and Exchange Commission on June 29, 2004.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

The condensed consolidated financial statements as of March 31, and September 30, 2004 and for the three and six months ended September 30, 2003 and 2004 include the accounts of GeoPharma, Inc. (the “Company”), (“GeoPharma”), which is continuing to do manufacturing business as Innovative Health Products, Inc. (“Innovative”), and its Florida wholly-owned subsidiaries Breakthrough Engineered Nutrition, Inc. (“Breakthrough”), Belcher Pharmaceuticals, Inc., (“Belcher”) and Go2PBM Services, Inc. (“PBM”) and its Delaware wholly-owned subsidiary, Belcher Capital Corporation, (“Belcher Capital”). Significant intercompany balances and transactions have been eliminated in consolidation.

b. Industry Segment

In accordance with the provisions of Statement of Financial Accounting Standards No. 131, (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker related to the allocation of resources and in the resulting assessment of the segment’s overall performance. As of March 31, 2004 and September 30, 2004, the Company had four industry segments: manufacturing, distribution, pharmacy benefit management and pharmaceutical. The $23,755,216 of total assets as of March 31, 2004 were comprised of $13,093,519 attributable to corporate, $7,632,992 attributable to manufacturing, $1,909,822 attributable to distribution, $1,118,883 attributable to pharmacy benefit management and $65,268 attributable to pharmaceutical. The $23,867,307 of total assets as of September 30, 2004 were comprised of $11,615,713 attributable to corporate, $7,711,639 attributable to manufacturing, $2,976,068 attributable to distribution, $1,443,600 attributable to pharmacy benefit management and $120,287 attributable to pharmaceutical.

c. Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

d. Restricted Cash

Restricted cash is comprised of $4,830,616 serving as collateral for the $5 million, Series A, 6% convertible preferred stock.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

For the year ended March 31, 2004 and for the three and six months ended September 30, 2004, amortization expense associated with goodwill was $0. The unamortized balance of goodwill at March 31, and September 30, 2004 was $728,896 with the unamortized balance of intellectual property for the same periods was $228,305. Based on the required analysis performed as of that annual date, no impairment loss was required to be recorded for the fiscal year ended March 31, 2004 or for the three and six months ended September 30, 2004.

h. Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. There have been no impairment losses recorded for the fiscal year ended March 31,2004 or for the three and six months ended September 30, 2004.

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

j. Earnings (Loss) Per Common Share

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and preferred stock warrants, officer, employee and nonemployee stock options that are considered potentially dilutive are included in the fully diluted share calculation at September 30, 2004. The reconciliation between basic and fully diluted shares are as follows:

	For the Three Months Ended September 30, 2003	For the Three Months Ended September 30, 2004	For the Six Months Ended September 30, 2003	For the Six Months Ended September 30, 2004
Net income (loss) per share – basic:
Net income (loss)	$656,342	$(211,048)	$662,630	$(194,971)
Weighted average shares - basic	7,572,681	7,724,475	7,571,186	7,719,216
Net income (loss) per share - basic	$.09	$(.03)	$.09	$(.02)
Net income (loss) per share – diluted:
Net income (loss)	$656,342	$(211,048)	$662,630	$(194,971)
Weighted average shares - basic	7,572,681	7,724,475	7,571,186	7,719,216
Effect of preferred stock prior to conversion	—	—	—	—
Effect of warrants prior to conversion	—	—	—	—
Effect of stock options	1,621,865	1,221,983	1,621,865	614,330
Effect of convertible term note	—	—	—	—
Weighted average shares-diluted	9,194,546	8,946,458	9,193,051	8,333,546
Net income (loss) per share – diluted	$.07	$(.02)	$.07	$(.02)
Antidilutive items not included	50,000	2,565,833	50,000	2,565,833

k. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at March 31, and September 30, 2004, as well as the reported amounts of revenues and expenses for the three and six months ended September 30, 2003 and 2004. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

l. Concentration of Credit and Sales Risk

Concentrations of credit risk with respect to trade accounts receivable are limited due to the distribution of sales over a large customer base as of March 31, and September 30, 2004. As related to consolidated sales revenues for the three months ended September 30, 2003, two customers accounted for 31.6%, Metabolife International, and 20.4%, CarePlus, a related party, with three customers that accounted for 24%, CarePlus, a related party, and 24%, Metabolife International and one customer for 5.7% for the six-month period ended September 30, 2003.

For the three and six months ended September 30, 2004 as related to consolidated sales revenues, two customers accounted for 41.1%, CarePlus, a related party, and 8.8%, Spectrum Group with two customers that accounted for 35.3%, CarePlus, a related party, and 12.7%, Spectrum Group for the corresponding six-month period ended September 30, 2004.

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

n. Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $25,959 and $76,858 for the three months ended September 30, 2003 and 2004 and $64,706 and $111,239 for the six months ended September 30, 2003 and 2004, respectively.

o. Research and Development Costs

Costs incurred to develop our generic pharmaceutical products are expensed as incurred and charged to research and development (“R&D”). R&D expensed for the three and six months ended September 30, 2004 were $122,767 and $206,834, respectively.

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

Long-term Obligations: The fair value of the Company’s fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At March 31, and September 30, 2004, the fair value of the Company’s long-term obligations approximated its carrying value.

Credit Lines Payable: The carrying amount of the Company’s credit lines payable approximates fair market value since the interest rate on these instruments corresponds to market interest rates.

q. Reclassifications

Certain reclassifications have been made to the financial statements for the three and six months ended September 30, 2003 to conform to the presentation for the three months ended September 30, 2004.

NOTE 3-STOCK OPTION PLAN

Employee Stock Option Plan

On September 1, 2004, the Board of Directors approved the granting of a total of 900,000 options to the officers’ and employees’ of the Company, at an exercise price of $4.55, the Nasdaq common stock closing price as of that date. All of the stock options vest under a three-year vesting schedule with the first year of vesting being attained one year from the date of grant.

The following represents the officers’ and employees’ common stock options outstanding as of September 30, 2004:

	Number of Shares	Weighted Average Exercise Price
OFFICER STOCK OPTIONS
Option balance outstanding, June 30, 2004	323,333	$1.62
Granted	700,000	4.55
Exercised	—	—

Option balance outstanding, September 30, 2004	1,023,333	$3.62

	Number of Shares	Weighted Average Exercise Price
EMPLOYEE STOCK OPTIONS
Option balance outstanding, June 30, 2004	507,219	$1.71
Granted	200,000	4.55
Exercised	(17,100)	(0.85)

Option balance outstanding, September 30, 2004	690,119	$2.56

As of September 30, 2004, of the 1,023,333 officer common stock options outstanding, 256,666 of those options were vested with 766,667 options being nonvested and as of September 30, 2004, of the 690,110 employee common stock options outstanding, 350,119 of those options were vested with 340,000 options being nonvested.

NOTE 4-RELATED PARTY TRANSACTIONS

Revenues: For the three months ended September 30, 2003 and 2004, manufacturing revenues of approximately $116,667 and $181,257 respectively, were recorded from sales by the Company to subsidiaries of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the three months ended September 30, 2003 and 2004, manufacturing revenues of $0 and $41,660, respectively, were recorded from sales by the

Company to DrugMax, Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the three months ended September 30, 2003 and 2004, manufacturing revenues of $204,052 and $127,334, respectively, were recorded from sales by the Company to VerticalHealth Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a shareholder.

For the three months ended September 30, 2003 and 2004, pharmacy benefit management revenues of approximately $1,244,265 and $2,479,638 respectively, were recorded from sales by the Company to CarePlus Health Plan, an affiliate of the Company’s board member Mssr. Zappala. Our wholly-owned subsidiary, Go2PBMServices, Inc., derives 100% of its revenues from this contract.

Revenues: For the six months ended September 30, 2003 and 2004, manufacturing revenues of approximately $171,037 and $318,944 respectively, were recorded from sales by the Company to subsidiaries of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the six months ended September 30, 2003 and 2004, manufacturing revenues of $41,393 and $90,466, respectively, were recorded from sales by the Company to DrugMax, Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the six months ended September 30, 2003 and 2004, manufacturing revenues of $425,055 and $215,937, respectively, were recorded from sales by the Company to VerticalHealth Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a shareholder.

For the six months ended September 30, 2003 and 2004, pharmacy benefit management revenues of approximately $2,446,127 and $4,619,526 respectively, were recorded from sales by the Company to CarePlus Health Plan, an affiliate of the Company’s board member Mssr. Zappala. Our wholly-owned subsidiary, Go2PBMServices, Inc., derives 100% of its revenues from this contract.

Trade Accounts Receivable/ Trade Accounts Payable: Amounts due to affiliates and amounts due from affiliates represent balances owed by or amounts owed to the Company for sales occurring in the normal course of business. Amounts due to and amounts due from these affiliates are in the nature of trade payables or receivables and fluctuate based on sales volume and payments received.

As of March 31, and September 30, 2004, for the manufacturing segment, $50,024 and $213,713 was due from subsidiaries of Dynamic Health Products. $57,700 and $0, respectively, was due to DrugMax., $151,812 and $114,822 was due from VerticalHealth, Inc.

As of March 31, and September 30, 2004, for the pharmacy benefit management segment, $377,149 and $1,013,964 was due from CarePlus Health.

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

Overview

We derive our revenues from developing, manufacturing, and wholesaling a wide variety of non-prescription dietary supplements, and health and beauty care products. We also derive revenues from the distribution of pharmaceutical drugs and from the distribution of our branded product lines, CarbSlim, Lean Protein and Thermo ZXE. In addition, we derive revenues from the services provided in connection with pharmacy benefit management. Revenues derived from our manufacturing and distribution segments are billed and recognized as product is produced and shipped, net of discounts, allowances, returns and credits. Service revenues are billed and recognized once the service has been provided. The PBM’s revenues are comprised of amounts billed and recognized based on the number of eligible plan revenues enrolled in the HMO insurance programs, plan member claims caused by the fulfillment of an eligible HMO member’s drug prescription and related administration costs for pharmacy’s fulfilling drug prescriptions for the number of members and the number of claims for the period.

Cost of goods sold is comprised of direct manufacturing and manufacturing and distribution material product costs, contracted service fees, direct personnel compensation and other statutory benefits and indirect costs relating to labor to support product manufacture and distribution and the warehousing of production and other manufacturing overhead. The PBM cost of sales amounts recognized represent the direct and indirect costs of the prescription drug claims and claim-related costs arising from the pharmacy’s fulfillment of a drug prescription that were filled, completed and received by eligible HMO insurance plan members for the period. Research and development expenses are charged against cost of goods sold as incurred. Selling, general and administrative costs include management and general office salaries, advertising and promotional expenses, depreciation and amortization, insurances, legal and accounting costs, sales and marketing and other indirect operating costs.

Interest expense, net consists primarily of interest expense associated with borrowings to finance capital equipment expenditures and other working capital needs as partially offset by interest income earned on our funds held at banks.

Three Months Ended September 30, 2004 Compared To Three Months Ended September 30, 2003

Revenues. Total revenues decreased approximately $59,000, or 1.0%, to approximately $6,039,000 for the three months ended September 30, 2004, as compared to approximately $6,098,000 for the three months ended September 30, 2003. Pharmacy benefit management revenues increased approximately $1,235,000, or 99.3%, to approximately $2,480,000 for the three months ended September 30, 2004, as compared to $1,244,000 for the three months ended September 30, 2003. Pharmacy benefit management revenues increased for the three months ended September 30, 2004 due to the increase of participating plan members and related pharmacy claims based on the PBM activity derived from two HMO health plans. Distribution revenues decreased approximately $261,000, or 26.7%, to approximately $719,000 for the three months ended September 30, 2004, as compared to $981,000 for the three months ended September 30, 2003. For the three months ended September 30, 2004, revenues were derived from sales volume from three product lines that included 11,207 cases of CarbSlim, 1,173 cases of Lean Protein Bites and 21,673 bottles of dietary supplements sold under our branded label as compared to revenues from three product lines that included 11,737 cases of CarbSlim, 8,501 cases of Lean Protein Bites and 1,620 cases of Thermo ZXE sold in the corresponding period in 2003. Manufacturing revenues decreased approximately $1,074,000, or 27.7%, to approximately $2,799,000 for the three months ended September 30, 2004, as compared to approximately $3,873,000 for the corresponding period. Decreases in manufacturing segment revenues in the current period as compared to the corresponding period in 2003 was primarily caused by the 2003 period included our customers’ ephedra-based private-label orders versus the current 2004 three-month period that omitted such product due to its ban by the Food and Drug Administration effective April 2004 as partially offset by the Company’s change in customer profile related to a change in strategic business plan that is to focus on more profitable sales mix. Pharmaceutical revenues increased $42,000 in the current three month period ended September 30, 2004 as compared to the prior corresponding period in 2003.

Gross profit. Total gross profit decreased approximately $465,000, or 25.6%, to approximately $1,351,000 for the three months ended September 30, 2004, as compared to approximately $1,817,000 for the three months ended September 30, 2003. Total consolidated gross margins declined to 22.4% for the three month period ended September 30, 2004 as compared to 29.8% for the corresponding three month in 2003. Pharmacy benefit management gross profits increased approximately $145,000, or 181.2%, to approximately $225,000 for the three months ended September 30, 2004, as compared to $80,000 for the three months ended September 30, 2003. Pharmacy benefit management gross margin increased to 9.1% for the three months ended September 30, 2004 as compared to 6.4% for the three months ended September 30, 2003. Gross profit dollars and gross margins increased due to a one-time contract renewal payment for PBM consulting services rendered as partially offset by declines in gross profit dollars and margins due to the continuing increases in costs of prescriptions and increases in the costs to administer pharmacy claims which translate into higher net claims dollars incurred and paid per member as compared to the corresponding three-month period. The PBM consulting services provided included detailed analysis of benefit-provider services, drug formulary evaluation and other related analysis. Distribution gross profit decreased approximately $274,000, or 65.5%, to approximately $144,000 for the three months ended September 30, 2004, as compared to $418,000 for the three months ended September 30, 2003. Distribution gross margins decreased to 20.0% for the three months ended September 30, 2004 as compared to 42.7% in the corresponding period in 2003. Sales revenues, gross profit dollars and gross margins decreased due to the change in the mix of sales in the current three month period as influenced by CarbSlim sales to national mass chains that have a lower gross margin due to required outside broker fees, initial free-product fills and volume discounts in addition to slower sales due to the decline in the low carb convenience food lines in the United States. Manufacturing gross profit decreased approximately $349,000, or 26.5%, to approximately $969,000 for the three months ended September 30, 2004, as compared to approximately $1,318,000 in the corresponding three-month period in 2003. For the three months ended September 30, 2004, manufacturing gross margin increased to 34.6%, from 34% in the corresponding three-month period in 2003. The increases in gross margins although gross profit dollars declined are primarily attributable to a current change in our private-label and OTC contract manufacturing sales portfolio that is yielding a higher gross margin as partially offset by research and development efforts being employed as based on our plans to gain FDA approval via ANDA applications in process for the formulation and manufacture of generic drugs in the future.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of advertising and promotional expenses; personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and leasehold amortization expense. Selling, general and administrative expenses increased approximately $286,000, or 24.2%, to approximately $1,469,000 for the three months ended September 30, 2004, as compared to approximately $1,183,000 in the corresponding period. The increase is primarily attributable to research and development expenses, rising insurance expenses in addition to increases in advertising and promotional expenses associated with our distribution segment, rents, as well as payroll expenses and costs associated with fringe benefits to support our distribution, manufacturing and pharmacy benefit management growth. As a percentage of sales, selling, general and administrative expenses increased to 24.3% for the three months ended September 30, 2004 from 19.4% in the corresponding three-month period in 2003.

Interest income (expense), net. Interest expense, net of interest income, increased approximately $103,000 to approximately $(120,000) for the three months ended September 30, 2004, from approximately $(16,000) for the three months ended September 30, 2003. The increase in net interest expense is primarily attributable to the increase in long-term obligations outstanding due to the issuance of $5 million of 6% convertible debt outstanding in addition to the noncash interest expense incurred resulting from the amortization of the convertible debt warrants issued as compared to the corresponding period in 2003.

Income taxes. As of and for the three months ended September 30, 2004, there was no change in deferred income tax expense and the Company has $178,000 recorded as a deferred tax liability based on current net taxable income and the utilization of the net operating loss carryforwards.

Six Months Ended September 30, 2004 Compared To Six Months Ended September 30, 2003

Revenues. Total revenues increased approximately $2,889,000, or 28.3%, to approximately $13,093,000 for the six months ended September 30, 2004, as compared to approximately $10,204,000 for the six months ended September 30, 2003. Pharmacy benefit management revenues increased approximately $2,173,000, or 88.9%, to approximately $4,620,000 for the six months ended September 30, 2004, as compared to $2,446,000 for the six months ended September 30, 2003. Pharmacy benefit management revenues increased for the six months ended September 30, 2004 due to the increase of participating plan members and related pharmacy claims based on the PBM activity derived from two HMO health plans in addition to the one-time contract renewal fee received. Distribution revenues increased approximately $1,020,000, or 80.8%, to approximately $2,282,000 for the six months ended September 30, 2004, as compared to $981,000 for the three months ended September 30, 2003. For the six months ended September 30, 2004, revenues were derived from sales volume from three product lines that included 43,783 cases of CarbSlim, 3,409 cases of Lean Protein Bites and 21,673 bottles of dietary supplements sold under our branded label as compared to revenues from three product lines that included 11,737 cases of CarbSlim, 14,406 cases of Lean Protein Bites and 2,985 cases of Thermo ZXE sold in the corresponding period in 2003. Manufacturing revenues decreased approximately $395,000, or 6.1%, to approximately $6,101,000 for the six months ended September 30, 2004, as compared to approximately $6,496,000 for the corresponding period. Decreases in manufacturing segment revenues in the current period as compared to the corresponding period in 2003 was primarily caused by the 2003 period included our customers’ ephedra-based private-label orders versus the current 2004 six-month period that omitted such product due to its ban by the Food and Drug Administration effective April 2004 as partially offset by the Company’s change in customer profile related to a change in strategic business plan that is to focus on more profitable sales mix. Pharmaceutical revenues increased $90,000 in the current three month period ended September 30, 2004 as compared to the prior corresponding period in 2003.

Gross profit. Total gross profit increased approximately $334,000, or 12%, to approximately $3,119,000 for the six months ended September 30, 2004, as compared to approximately $2,785,000 for the six months ended September 30, 2003. Total consolidated gross margins declined to 23.8% for the six month period ended September 30, 2004 as compared to 27.3% for the corresponding six month period in 2003. Pharmacy benefit management gross profits increased approximately $97,000, or 61.1%, to approximately $256,000 for the six months ended September 30, 2004, as compared to $159,000 for the six months ended September 30, 2003. Pharmacy benefit management gross margin decreased to 5.5% for the six months ended September 30, 2004 as compared to 6.5% for the six months ended September 30, 2003. Gross profit dollars increased although gross margins decreased due to a one-time contract renewal payment for PBM consulting services rendered as partially offset by declines in gross profit dollars and margins due to the continuing increases in costs of prescriptions and increases in the costs to administer pharmacy claims which translate into higher net claims dollars incurred and paid per member as compared to the corresponding six-month period. The PBM consulting services provided included detailed analysis of benefit-provider services, drug formulary evaluation and other related analysis. Distribution gross profit increased approximately $168,000, or 29.2%, to approximately $742,000 for the six months ended September 30, 2004, as compared to $574,000 for the six months ended September 30, 2003. Distribution gross margins decreased to 32.5% for the six months ended September 30, 2004 as compared to 45.5% in the corresponding period in 2003. Although sales revenues and gross profit dollars increased, gross margins decreased due to the change in the mix of sales in the current six month period as influenced by CarbSlim sales to national mass chains that have a lower gross margin due to required outside broker fees, initial free-product fills and volume discounts in addition to slower sales due to the decline in the low carb convenience food lines in the United States. Manufacturing gross profit increased approximately $30,000, or 1%, to approximately $2,082,000 for the six months ended September 30, 2004, as compared to approximately $2,053,000 in the corresponding six month period in 2003. For the six months ended September 30, 2004, manufacturing gross margin increased to 34.1%, from 31.6% in the corresponding six-month period in 2003. The increases in gross margins and gross profit dollars are primarily attributable to a current change in our private-label and OTC contract manufacturing sales portfolio that is yielding a higher gross margin as partially offset by research and development efforts being employed as based on our plans to gain FDA approval via ANDA applications in process for the formulation and manufacture of generic drugs in the future.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of advertising and promotional expenses; personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and leasehold amortization expense. Selling, general and administrative expenses increased approximately $552,000, or 26.2%, to approximately $2,660,000 for the six months ended September 30, 2004, as compared to approximately $2,108,000 in the corresponding period. The increase is primarily attributable to research and development expenses, rising insurance expenses in addition to increases in advertising and promotional expenses associated with our distribution segment, rents, as well as payroll expenses and costs associated with fringe benefits to support our distribution, manufacturing and pharmacy benefit management growth. As a percentage of sales, selling, general and administrative expenses decreased to 20.3% for the six months ended September 30, 2004 from 20.7% in the corresponding six-month period in 2003.

Interest income (expense), net. Interest expense, net of interest income, increased approximately $204,000 to approximately $(242,000) for the six months ended September 30, 2004, from approximately $(38,000) for the six months ended September 30, 2003. The increase in net interest expense is primarily attributable to the increase in long-term obligations outstanding due to the issuance of $5 million of 6% convertible debt outstanding in addition to the noncash interest expense incurred resulting from the amortization of the convertible debt warrants issued as compared to the corresponding period in 2003.

Income taxes. As of and for the six months ended September 30, 2004, there was a $14,000 increase in deferred income tax expense, with $178,000 recorded as a deferred tax liability based on current net taxable income and the utilization of the net operating loss carryforwards.

Financial Condition, Liquidity and Capital Resources

The Company has financed its operations through available borrowings under its credit line facilities, cash provided from operations and cash provided from the proceeds received from our private placement consummated during January through Marhc 2004. The Company had working capital of approximately $16,572,937 at September 30, 2004, inclusive of current portion of long-term obligations and credit facilities, as compared to working capital of approximately $16,318,000 at March 31, 2004.

Net cash used in operating activities was approximately ($1,359,000) for the six months ended September 30, 2004, as compared to net cash provided by operating activities of approximately $47,000 for the six months ended September 30, 2003. Cash used is primarily attributable to increases in inventories of $1.3 million in anticipation of branded distribution and customers’ private label shipments due for upcoming retail planograms, increases in trade accounts receivable and due from affiliates of approximately $300,000 based on net increases in credit sales, increases in accounts receivable-other of $237,000 primarily based on insured expense-reimbursements related to our Belcher fire claim, increases in accounts payable of $301,000 due to planned production increases to meet open mass and national chain orders, all of which are partially offset by net income before preferred dividends of $126,000, depreciation and amortization of $292,000, $154,000 amortization of debt discount in addition to $36,000 amortization of deferred compensation related to options granted to nonemployee consultants.

Net cash used in investing activities of approximately $(395,000) for the six months ended September 30, 2004 was used primarily to purchase manufacturing equipment, lab equipment and related upgrades to leasehold improvements in order to continue to meet our business plans surrounding our ability and belief in the future to receive FDA approval to formulate and manufacture our own generic drug brands.

Net cash used by financing activities was approximately ($51,000) for the six months ended September 30, 2004, represented payments on long-term obligations of approximately $173,000, preferred stock dividend payments of approximately $77,000 all of which is partially offset by net proceeds received from vested stock option exercises of $205,000.

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

Item 3.	CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and the chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on management’s evaluation as of November 12, 2004, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

Item 5.	OTHER INFORMATION.

Not applicable.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

Exhibit 10.32	Pharmacy Benefit Direct Service Agreement

Exhibit 10.33	CarePlus Pharmacy Benefit Management and Services Agreement

Exhibit 10.34	Amendment to CarePlus Pharmacy Benefit Management and Service Agreement

Exhibit 10.35	Fee for Service Agreement

Exhibit 31.1	Certification of Principal Executive Officer

Exhibit 31.2	Certification of Principal Financial Officer

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K.

Form 8-K filed on October 29, 2004 as related to an asset acquisition.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GeoPharma, Inc.

Date: November 15, 2004	By:	/s/ Mihir K. Taneja
Mihir K. Taneja Chief Executive Officer, Secretary and Director

Date: November 15, 2004	By:	/s/ Carol Dore-Falcone
Carol Dore-Falcone Vice President and Chief Financial Officer