Form 10QSB
period 2004-12-31
GeoPharma, Inc.
filed 2005-02-14
CIK 1098315

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2004

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of February 11, 2004 was 8,669,595 net of 493,860 treasury shares.

PART I – FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

GEOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2004
	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,361,940	$7,256,471
Cash, restricted	4,805,825	—
Certificate of deposit	418,991	419,777
Accounts receivable, net	1,674,312	2,531,122
Accounts receivable, other	376,000	609,348
Inventories, net	3,225,683	4,390,273
Prepaid expenses and other current assets	565,570	995,607
Due from affiliates, net	1,188,663	1,207,787

Total current assets	$20,616,984	$17,410,385
Property, plant, leaseholds and equipment, net	1,813,430	3,857,765
Goodwill, net	728,896	728,896
Intangible assets, net	510,974	436,219
Other assets, net	84,932	64,913

Total assets	$23,755,216	$22,498,178

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,063,254	$2,300,588
Current portion of long-term obligations	1,527,335	1,895,656
Accrued expenses	486,960	699,510
Obligations to affiliates	57,465	12,966
Deferred tax liability	163,900	178,342

Total current liabilities	$4,298,914	$5,087,062
Long-term obligations, less current portion	2,764,896	1,788,486

Total liabilities	$7,063,810	$6,875,548

Commitments and contingencies
Shareholders’ equity :
6% convertible preferred stock, Series A, $.01 par value, 10,000,000 shares authorized; 5,000,000 shares issued and outstanding (liquidation preference $5,000,000)	$50,000	$—
6% convertible preferred stock, Series B, $.01 par value, 5,000 shares authorized; 5,000 shares issued and outstanding (liquidation preference $5,000,000)	50	50
Common stock, $.01 par value; 24,000,000 shares authorized; 7,989,551 and 9,099,655 shares issued and outstanding	79,896	90,997
Treasury stock, $.01 par value; 960 and 493,860 shares, respectively	(10)	(4,939)
Additional paid in capital	44,457,293	44,587,751
Retained earnings (deficit)	(27,895,823)	(29,051,229)

Total shareholders’ equity	$16,691,406	$15,622,630

Total liabilities and shareholders’ equity	$23,755,216	$22,498,178

See accompanying notes to condensed consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2004	2003	2004
Revenues:
PBM (a related party activity)	$1,591,942	$3,346,134	$4,038,070	$7,965,660
Distribution	680,707	726,594	1,942,708	3,008,725
Manufacturing	3,647,937	2,505,865	10,144,212	8,607,133
Pharmaceutical	—	352,128	—	442,593

Total revenues	$5,920,586	$6,930,721	$16,124,990	$20,024,111

Cost of goods sold:
PBM	1,515,206	3,342,916	3,802,565	7,706,744
Distribution	432,873	552,918	1,120,674	2,110,476
Manufacturing (excluding depreciation and amortization shown below)	2,276,165	1,892,842	6,719,922	5,912,029
Pharmaceutical	—	177,459	—	228,155

Total cost of goods sold	$4,224,244	$5,966,135	$11,643,161	$15,957,404

Gross profit:
PBM	76,736	3,218	235,505	258,916
Distribution	247,834	173,676	822,034	898,249
Manufacturing	1,371,772	613,023	3,424,290	2,695,104
Pharmaceutical	—	174,669	—	228,155

Total gross profit	$1,696,342	$964,586	$4,481,829	$4,066,707

Selling, general and administrative expenses:
Depreciation and amortization	112,285	156,038	318,826	448,244
Selling, general and administrative expenses	1,023,740	1,538,271	2,925,420	4,181,442

Operating income (loss) before other income and expense	$560,317	$(729,723)	$1,237,583	$(562,979)
Other income (expense), net:
Other income (expense), net	3,704	26,888	77,921	242,577
Interest expense, net	(20,555)	(131,713)	(57,268)	(373,799)

Total other income (expense), net	$(16,851)	$(104,825)	$20,653	$(131,222)

Income (loss) before income taxes	$543,466	$(834,548)	$1,258,236	$(694,201)
Income tax benefit (expense)	(69,204)	—	(69,204)	(14,442)

Net income (loss)	$474,262	$(834,548)	$1,189,032	$(708,643)
Preferred stock dividends	13,500	125,833	65,640	446,762

Net income (loss) available to common shareholders	$460,762	$(960,381)	$1,123,392	$(1,155,405)

Basic income (loss) per share	$.06	$(.12)	$.15	$(.15)

Basic weighted average number of common shares outstanding	7,654,922	8,188,452	7,599,199	7,876,197

Diluted income (loss) per share	$.05	$(.09)	$.12	$(.12)

Diluted weighted average number of common shares outstanding	9,181,786	10,597,569	9,126,063	9,784,586

See accompanying notes to condensed consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2003	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$1,189,032	$(708,643)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	318,826	448,244
Certificate of deposit accrued interest	—	(786)
Gain on sale of equipment	(2,857)	—
Amortization of stock option deferred compensation	—	33,593
Amortization of debt discount to interest expense	—	231,341
Income tax expense, current	52,504	14,442
(Increase) decrease in net deferred income tax asset	16,700	—
Changes in operating assets and liabilities:
Accounts receivable, trade, net	(535,117)	(907,490)
Accounts receivable, other	354,070	(233,348)
Inventory, net	(1,062,384)	(1,164,590)
Prepaid expenses and other current assets	(40,034)	(97,062)
Other assets, net	1,412	20,259
Accounts payable	1,123,354	237,334
Accrued expenses	56,172	303,438
Due from affiliates, net	(583,212)	(63,623)

Net cash provided (used) by operating activities	$888,466	$(1,886,891)

Cash flows from investing activities:
Purchases of property, plant, leaseholds and equipment	$(574,079)	$(2,775,363)
Proceeds from sale of equipment	20,000	—

Net cash used by investing activities	$(554,079)	$(2,775,363)

Cash flows from financing activities:
Net change in credit lines payable	$100,000	$—
Proceeds from issuance of long-term obligations	214,257	—
Payments of long-term obligations	(382,485)	(657,140)
Payments of preferred stock dividends	(65,640)	(152,500)
Redemption of a certificate of deposit	294,883	—
Proceeds from stock options exercised	226,085	285,491
Purchase of treasury shares	(5,000)	(718,891)
Payments for redemption of preferred stock	(270,000)	—
Payments of private placement fees	—	(6,000)

Net cash provided (used) by financing activities	$112,100	$(1,249,040)

Net increase (decrease) in cash	446,487	(5,911,294)
Cash at beginning of period	474,033	13,167,765

Cash at end of period	$920,520	$7,256,471

	Nine Months Ended December 31, 2003	Nine Months Ended December 31, 2004
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$58,529	$125,135

Cash paid during the period for income taxes	$—	$40,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of common stock issued to pay preferred stock dividend	—	$269,263
Value of common stock issued to pay convertible debt interest	—	$49,477
Value of common stock issued upon conversion of 5 million shares of Series A, 6% convertible preferred stock	—	$5,000,000
Value of common stock issued to pay convertible debt principle	—	$262,500

See accompanying notes to condensed consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2003 AND 2004

NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months period ended December 31, 2003 and 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form-10KSB as of and for the years ended March 31, 2003 and 2004 as filed with the Securities and Exchange Commission on June 29, 2004.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

The condensed consolidated financial statements as of March 31, and December 31, 2004 and for the three and nine months ended December 31, 2003 and 2004 include the accounts of GeoPharma, Inc. (the “Company”), (“GeoPharma”), which is continuing to do manufacturing business as Innovative Health Products, Inc. (“Innovative”), and its Florida wholly-owned subsidiaries Breakthrough Engineered Nutrition, Inc. (“Breakthrough”) which also does distribution business as DelMar Labs, Belcher Pharmaceuticals, Inc., (“Belcher”), IHP Marketing, Inc., (“IHPM”), which also does distribution business as Archer Stevens Pharmaceuticals, and Go2PBM Services, Inc. (“PBM”) and its Delaware wholly-owned subsidiary, Belcher Capital Corporation, (“Belcher Capital”). Significant intercompany balances and transactions have been eliminated in consolidation.

b. Industry Segment

In accordance with the provisions of Statement of Financial Accounting Standards No. 131, (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker related to the allocation of resources and in the resulting assessment of the segment’s overall performance. As of March 31, 2004 and December 31, 2004, in addition to corporate activities, the Company had four industry segments: manufacturing, distribution, pharmacy benefit management and pharmaceutical. The $23,755,216 of total assets as of March 31, 2004 were comprised of $13,093,519 attributable to corporate, $7,632,992 attributable to manufacturing, $1,909,822 attributable to distribution, $1,118,883 attributable to pharmacy benefit management and $65,268 attributable to pharmaceutical. The $22,498,178 of total assets as of December 31, 2004 were comprised of $7,395,291 attributable to corporate, $10,824,324 attributable to manufacturing, $2,642,233 attributable to distribution, $1,599,906 attributable to pharmacy benefit management and $36,424 attributable to pharmaceutical.

c. Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

d. Restricted Cash

Restricted cash is comprised of $4,805,825 as of March 31, 2004, which served as collateral for the $5 million, Series A, 6% convertible preferred stock.

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

For the year ended March 31, 2004 and for the three and nine months ended December 31, 2004, amortization expense associated with goodwill was $0. The unamortized balance of goodwill at March 31, and December 31, 2004 was $728,896 with the unamortized balance of intellectual property for the same periods was $228,305. Based on the required analysis performed as of that annual date, no impairment loss was required to be recorded for the fiscal year ended March 31, 2004 or for the three and nine months ended December 31, 2004.

h. Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. There have been no impairment losses recorded for the fiscal year ended March 31, 2004 or for the three and nine months ended December 31, 2004.

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

j. Earnings (Loss) Per Common Share

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and preferred stock warrants, officer, employee and nonemployee stock options that are considered potentially dilutive are included in the fully diluted share calculation at December 31, 2004. The reconciliation between basic and fully diluted shares are as follows:

	For the Three Months Ended December 31, 2003	For the Three Months Ended December 31, 2004	For the Nine Months Ended December 31, 2003	For the Nine Months Ended December 31, 2004
Net income (loss) per share – basic:
Net income (loss)	$460,762	$(960,381)	$1,123,392	$(1,155,405)
Weighted average shares – basic	7,654,922	8,188,452	7,599,199	7,876,197
Net income (loss) per share – basic	$.06	$(.12)	$.15	$(.15)
Net income (loss) per share – diluted:
Net income (loss)	$460,762	$(960,381)	$1,123,392	$(1,155,405)
Weighted average shares – basic	7,654,922	8,188,452	7,599,199	7,876,197
Effect of preferred stock prior to conversion	—	—	—	—
Effect of warrants prior to conversion	—	—	—	—
Effect of stock options	1,526,864	2,409,117	1,526,864	1,908,390
Effect of convertible term note	—	—	—	—
Weighted average shares-diluted	9,181,786	10,597,569	9,126,063	9,784,586
Net income (loss) per share – diluted	$.05	$(.09)	$.12	$(.12)
Antidilutive items not included	—	1,635,833	—	1,635,833

k. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at March 31, and December 31, 2004, as well as the reported amounts of revenues and expenses for the three and nine months ended December 31, 2003 and 2004. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

l. Concentration of Credit and Sales Risk

Concentrations of credit risk with respect to trade accounts receivable are limited due to the distribution of sales over a large customer base as of March 31, and December 31, 2004. As related to consolidated sales revenues for the three months ended December 31, 2003, two customers accounted for 48.3%, CarePlus, a related party and 14.1%, Spectrum Group, and, with three customers that accounted for 24%, CarePlus, a related party, and 24%, Metabolife International and one customer for 5.7% for the nine-month period ended December 31, 2003.

For the three and nine months ended December 31, 2004 as related to consolidated sales revenues, two customers accounted for 41.1%, CarePlus, a related party, and 8.8%, Spectrum Group with two customers that accounted for 35.3%, CarePlus, a related party, and 12.7%, Spectrum Group for the corresponding nine-month period ended December 31, 2004.

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

n. Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $14,567 and $148,031 for the three months ended December 31, 2003 and 2004 and $79,273 and $259,269 for the nine months ended December 31, 2003 and 2004, respectively.

o. Research and Development Costs

Costs incurred to develop our generic pharmaceutical products are expensed as incurred and charged to research and development (“R&D”). R&D expensed for the three and nine months ended December 31, 2004 were $180,857 and $387,691, respectively.

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

Long-term Obligations: The fair value of the Company’s fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At March 31, and December 31, 2004, the fair value of the Company’s long-term obligations approximated its carrying value.

Credit Lines Payable: The carrying amount of the Company’s credit lines payable approximates fair market value since the interest rate on these instruments corresponds to market interest rates.

q. Reclassifications

Certain reclassifications have been made to the financial statements for the three and nine months ended December 31, 2003 to conform to the presentation for the three and nine months ended December 31, 2004.

NOTE 3-PROPERTY, PLANT, LEASEHOLDS AND EQUIPMENT

Property, plant, leasehold improvements and equipment, net, consists of the following:

	(audited) March 31, 2004	(unaudited) December 31, 2004
Machinery and equipment	$2,236,612	$2,499,960
Furniture, fixtures and equipment	404,924	467,890
Leasehold improvements	665,476	823,089
Building and building improvements	—	1,378,695
Land	—	579,767

	$3,307,012	$5,749,401
Less accumulated depreciation and amortization	(1,493,582)	(1,891,636)

	$1,813,430	$3,857,765

Depreciation and leasehold amortization expense was $437,574 for the year ended March 31, 2004 and $448,244 for the nine months ended December 31, 2004.

On October 25, 2004, the Company purchased a 33,222 square foot building located in Largo, Florida from Dynamic Health Products, Inc, an affiliate of the Chairman, for $1.925 million in cash. The purchase price was determined by an independent, third-party appraisal. The Company was currently leasing the manufacturing and corporate space pursuant to a ten year triple-net lease that would have expired September 2009.

NOTE 4-STOCK OPTION PLANS

Employee Stock Option Plan

The following represents the officers’ and employees’ common stock options outstanding as of December 31, 2004:

	Number of Shares	Weighted Average Exercise Price
OFFICER STOCK OPTIONS
Option balance outstanding, September 30, 2004	1,023,333	$3.62
Granted	—	—
Exercised	—	—

Option balance outstanding, December 31, 2004	1,023,333	$3.62

	Number of Shares	Weighted Average Exercise Price
EMPLOYEE STOCK OPTIONS
Option balance outstanding, September 30, 2004	690,119	$2.56
Granted	—	—
Exercised	(20,200)	(.85)

Option balance outstanding, December 31, 2004	669,919	$2.48

As of December 31, 2004, of the 1,023,333 officer common stock options outstanding, 256,666 of those options were vested with 766,667 options being nonvested and as of December 31, 2004, of the 669,919 employee common stock options outstanding, 329,919 of those options were vested with 340,000 options being nonvested.

Non-Employee Stock Option Plan

The following represents the nonemployees’ common stock options outstanding as of December 31, 2004:

	Number of Shares	Weighted Average Exercise Price
NONEMPLOYEE STOCK OPTIONS
Option balance outstanding, September 30, 2004	828,797	$3.62
Granted	—	—
Exercised	(52,932)	(1.18)
Forfeited	(102,000)	(.99)

Option balance outstanding, December 31, 2004	673,865	$3.00

As of December 31, 2004, of the 673,865 nonemployee common stock options outstanding, 197,532 of those options were vested with 476,333 options being nonvested.

NOTE 5- PREFERRED STOCK

The holders of the Company’s $5 million, 6% Series A convertible preferred stock converted all 5,000,000 preferred shares outstanding in return for 800,000 $.01 par value common shares.

NOTE 6-RELATED PARTY TRANSACTIONS

Revenues: For the three months ended December 31, 2003 and 2004, manufacturing revenues of approximately $239,772 and $50,263 respectively, were recorded from sales by the Company to subsidiaries of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the three months ended December 31, 2003 and 2004, manufacturing revenues of $291,598 and $88,774, respectively, were recorded from sales by the Company to VerticalHealth Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a shareholder.

For the three months ended December 31, 2003 and 2004, distribution revenues of approximately $0 and $19,440 respectively, were recorded from sales by the Company to subsidiaries of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder.

For the three months ended December 31, 2003 and 2004, pharmacy benefit management revenues of approximately $1,591,942 and $3,346,134 respectively, were recorded from sales by the Company to CarePlus Health Plan, an affiliate of the Company’s greater than 10% shareholder Mssr. Zappala. Our wholly-owned subsidiary, Go2PBM Services, Inc., derives 100% of its revenues from this contract.

Revenues: For the nine months ended December 31, 2003 and 2004, manufacturing revenues of approximately $410,809 and $369,217 respectively, were recorded from sales by the Company to subsidiaries of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the nine months ended December 31, 2003 and 2004, manufacturing revenues of $41,393 and $27,141, respectively, were recorded from sales by the Company to DrugMax, Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the nine months ended December 31, 2003 and 2004, manufacturing revenues of $716,653 and $304,711, respectively, were recorded from sales by the Company to VerticalHealth Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a shareholder.

For the nine months ended December 31, 2003 and 2004, distribution revenues of approximately $0 and $19,440 respectively, were recorded from sales by the Company to subsidiaries of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder.

For the nine months ended December 31, 2003 and 2004, pharmacy benefit management revenues of approximately $4,038,070 and $7,965,660 respectively, were recorded from sales by the Company to CarePlus Health Plan, an affiliate of the Company’s greater than 10% shareholder Mssr. Zappala. Our wholly-owned subsidiary, Go2PBM Services, Inc., derives 100% of its revenues from this contract.

Trade Accounts Receivable/ Trade Accounts Payable: Amounts due from affiliates and amounts due to affiliates represent balances owed to or amounts owed by the Company for sales occurring in the normal course of business. Amounts due from and amounts due to these affiliates are in the nature of trade receivables or payables and fluctuate based on sales volume and payments received/made.

As of March 31, and December 31, 2004, for the manufacturing segment, $50,024 and $54,230 was due from subsidiaries of Dynamic Health Products. $57,700 and $0, respectively, was due to DrugMax., $151,812 and $138,005 was due from VerticalHealth, Inc.

As of March 31, and December 31, 2004, for the pharmacy benefit management segment, $377,149 and $1,002,358 was due from CarePlus Health.

NOTE 7-LEGAL PROCEEDINGS

In December 2004 and January 2005 five securities class action lawsuits were filed in the Federal District Court, Southern District of New York against GeoPharma and certain of its officers, alleging violations of federal securities laws in connection with certain press releases issued by the Company relating to Belcher Pharmaceuticals’ planned introduction of Mucotrol: Mat eVentures v. Kotha Sekharam and GeoPharma, Inc. (SDNY 04 Civ. 9463); Moshayedi v. GeoPharma, Inc., Jugal Taneja, Mihir Taneja, and Kotha Sekharam (SDNY 04 Civ. 9736); Sarno v. Mihir Taneja, Kotha Sekharam, and GeoPharma, Inc. (SDNY 04 Civ. 9975); Farwell v. Kotha Sekharam and GeoPharma, Inc. (SDNY 05 Civ. 188); and Taylor v. Kotha Sekharam and GeoPharma, Inc. (SDNY 05 Civ. 258). Plaintiffs, on behalf of themselves and all others similarly situated, seek unspecified damages allegedly suffered in connection with their respective purchases and sales of the Company’s securities during the Class period. Six potential lead plaintiffs have filed motions to have the actions consolidated, to be appointed lead plaintiff, and to have their counsel appointed lead counsel. Those motions are pending. It is not possible to predict with certainty the ultimate outcome of these lawsuits. If these matters are resolved unfavorably, they could have a material adverse effect on the Company’s financial position, operating results, or cash flows.

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

Overview

We derive our revenues from developing, manufacturing, and wholesaling a wide variety of non-prescription dietary supplements, and health and beauty care products. We also derive revenues from the distribution of pharmaceutical drugs and from the distribution of our branded product lines, CarbSlim, Lean Protein and Oxylene. In addition, we derive revenues from the services provided in connection with pharmacy benefit management. Revenues derived from our manufacturing and distribution segments are billed and recognized as product is produced and shipped, net of discounts, allowances, returns and credits. Service revenues are billed and recognized once the service has been provided. The PBM’s revenues are comprised of amounts billed and recognized based on the number of eligible plan revenues enrolled in the HMO insurance programs, plan member claims caused by the fulfillment of an eligible HMO member’s drug prescription and related administration costs for pharmacy’s fulfilling drug prescriptions for the number of members and the number of claims for the period.

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

Interest expense, net consists of interest expense associated with borrowings to finance capital equipment expenditures and other working capital needs as partially offset by interest income earned on our funds held at banks. In addition, interest expense also includes the noncash amortization of the debt discount representing warrant valuation, that partially offsets the original $5 million 6% convertible debt entered into during February 2004.

Three Months Ended December 31, 2004 Compared To Three Months Ended December 31, 2003

Revenues. Total revenues increased approximately $1,010,000, or 17.1%, to approximately $6,931,000 for the three months ended December 31, 2004, as compared to approximately $5,921,000 for the three months ended December 31, 2003. Pharmacy benefit management revenues increased approximately $1,754,000, or 110.2%, to approximately $3,346,000 for the three months ended December 31, 2004, as compared to $1,592,000 for the three months ended December 31, 2003. Pharmacy benefit management revenues increased for the three months ended December 31, 2004 due to the increase of participating plan members and related pharmacy claims based on the PBM activity derived from two HMO health plans. Distribution revenues increased approximately $46,000, or 6.7%, to approximately $727,000 for the three months ended December 31, 2004, as compared to $681,000 for the three months ended December 31, 2003. For the three months ended December 31, 2004, revenues were derived from sales volume from three product lines that included 4,918 cases of CarbSlim, 1,017 cases of Lean Protein Bites and 31,199 bottles of dietary supplements sold under our branded label as compared to revenues from three product lines that included 8,667 cases of CarbSlim, 4,961 cases of Lean Protein Bites and 250 cases of Thermo ZXE sold in the corresponding period in 2003. Manufacturing revenues decreased approximately $1,142,000, or 31.3%, to approximately $2,506,000 for the three months ended December 31, 2004, as compared to approximately $3,648,000 for the corresponding period. Decreases in manufacturing segment revenues in the current period as compared to the corresponding period in 2003 was primarily caused by the 2003 period included our customers’ ephedra-based private-label orders versus the current 2004 three-month period that omitted such product due to its ban by the Food and Drug

Administration effective April 2004 as partially offset by the Company’s change in customer profile related to a change in strategic business plan that is to focus on more profitable sales mix. Pharmaceutical revenues increased $352,000 in the current three month period ended December 31, 2004 as compared to zero revenues the prior corresponding period in 2003.

Gross profit. Total gross profit decreased approximately $732,000, or 43.1%, to approximately $965,000 for the three months ended December 31, 2004, as compared to approximately $1,696,000 for the three months ended December 31, 2003. Total consolidated gross margins declined to 13.9% for the three month period ended December 31, 2004 as compared to 28.7% for the corresponding three month in 2003. Pharmacy benefit management gross profits decreased approximately $74,000, or 95.8%, to approximately $3,000 for the three months ended December 31, 2004, as compared to $77,000 for the three months ended December 31, 2003. Pharmacy benefit management gross margin decreased to 0.1% for the three months ended December 31, 2004 as compared to 4.8% for the three months ended December 31, 2003. Gross profit dollars and gross margins decreased due to continuing increases in costs of prescriptions and increases in the costs to administer pharmacy claims which translate into higher net claims dollars incurred and paid per member as compared to the corresponding three-month period. Distribution gross profit decreased approximately $74,000, or 29.9%, to approximately $174,000 for the three months ended December 31, 2004, as compared to $248,000 for the three months ended December 31, 2003. Distribution gross margins decreased to 23.9% for the three months ended December 31, 2004 as compared to 36.4% in the corresponding period in 2003. Although sales revenues increased, gross profit dollars and gross margins decreased due to the change in the mix of sales in the current three month period as influenced by CarbSlim sales to national mass chains that have a lower gross margin due to required outside broker fees, slotting fees, free-product fills and volume discounts in addition to slower sales due to the decline in the low carb convenience food lines in the United States as partially offset by the increase in the branded dietary supplement volume that is entering into mass retail channels that have a higher gross profit and gross margin. Manufacturing gross profit decreased approximately $759,000, or 55.3%, to approximately $613,000 for the three months ended December 31, 2004, as compared to approximately $1,372,000 in the corresponding three-month period in 2003. For the three months ended December 31, 2004, manufacturing gross margin decreased to 24.5%, from 37.6% in the corresponding three-month period in 2003. The decreases in gross margins and gross profit dollars are primarily attributable to a current change in our private-label and OTC contract manufacturing sales portfolio that is yielding a lower gross margin based on the FDA ban of ephedra dietary supplement products during April 2004 in addition to research and development efforts being employed as based on our plans to gain FDA approval via ANDA applications in process for the formulation and manufacture of generic drugs in the future.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of advertising and promotional expenses; personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and leasehold amortization expense. Selling, general and administrative expenses increased approximately $558,000, or 49.1%, to approximately $1,694,000 for the three months ended December 31, 2004, as compared to approximately $1,136,000 in the corresponding period. The increase is primarily attributable to research and development expenses, rising insurance expenses in addition to increases in advertising and promotional expenses associated with our distribution segment, rents, as well as payroll expenses and costs associated with fringe benefits to support our distribution, manufacturing and pharmacy benefit management growth. As a percentage of sales, selling, general and administrative expenses increased to 24.5% for the three months ended December 31, 2004 from 19.2% in the corresponding three-month period in 2003.

Interest income (expense), net. Interest expense, net of interest income, increased approximately $111,000 to approximately $(132,000) for the three months ended December 31, 2004, from approximately $(21,000) for the three months ended December 31, 2003. The increase in net interest expense is primarily attributable to the increase in long-term obligations outstanding due to the issuance of $5 million of 6% convertible debt outstanding which accounts for $73,739 of interest expense in addition to $77,114 of noncash interest expense incurred resulting from the amortization of the convertible debt warrants issued as compared to the corresponding period in 2003.

Income taxes. As of and for the three months ended December 31, 2004, there was no change in deferred income tax expense and the Company has $178,000 recorded as a deferred tax liability based on current net taxable income and the utilization of the net operating loss carryforwards.

Nine Months Ended December 31, 2004 Compared To Nine Months Ended December 31, 2003

Revenues. Total revenues increased approximately $3,899,000, or 24.2%, to approximately $20,024,000 for the nine months ended December 31, 2004, as compared to approximately $16,125,000 for the nine months ended December 31, 2003. Pharmacy benefit management revenues increased approximately $3,928,000, or 97.3%, to approximately $7,966,000 for the nine months ended December 31, 2004, as compared to $4,038,000 for the nine months ended December 31, 2003. Pharmacy benefit management revenues increased for the nine months ended December 31, 2004 due to the increase of participating plan members and related pharmacy claims based on the PBM activity derived from two HMO health plans in addition to the one-time contract renewal fee received. Distribution revenues increased approximately $1,066,000, or 54.9%, to approximately $3,008,000 for the nine months ended December 31, 2004, as compared to $1,943,000 for the nine months ended December 31, 2003. For the nine months ended December 31, 2004, revenues were derived from sales volume from three product lines that included 48,701 cases of CarbSlim, 4,426 cases of Lean Protein Bites and 52,872 bottles of dietary supplements sold under our branded label as compared to revenues from three product lines that included 20,404 cases of CarbSlim, 19,367 cases of Lean Protein Bites and 3,235 cases of Thermo ZXE sold in the corresponding period in 2003. Manufacturing revenues decreased approximately $1,537,000, or 15.2%, to approximately $8,607,000 for the nine months ended December 31, 2004, as compared to approximately $10,144,000 for the corresponding period. Decreases in manufacturing segment revenues in the current period as compared to the corresponding period in 2003 was primarily caused by the 2003 period included our customers’ ephedra-based private-label orders versus the current 2004 nine-month period that omitted such product due to its ban by the Food and Drug Administration effective April 2004 as partially offset by the Company’s change in customer profile related to a change in strategic business plan that is to focus on more profitable sales mix. Pharmaceutical revenues increased $443,000 in the current nine month period ended December 31, 2004 as compared to zero revenues in the prior corresponding period in 2003.

Gross profit. Total gross profit decreased approximately $415,000, or 9.3%, to approximately $4,067,000 for the nine months ended December 31, 2004, as compared to approximately $4,482,000 for the nine months ended December 31, 2003. Total consolidated gross margins declined to 20.3% for the nine month period ended December 31, 2004 as compared to 27.8% for the corresponding nine month period in 2003. Pharmacy benefit management gross profits increased approximately $23,000, or 9.9%, to approximately $259,000 for the nine months ended December 31, 2004, as compared to $236,000 for the nine months ended December 31, 2003. Pharmacy benefit management gross margin decreased to 3.3% for the nine months ended December 31, 2004 as compared to 5.8% for the nine months ended December 31, 2003. Gross profit dollars increased although gross margins decreased due to a one-time contract renewal payment for PBM consulting services rendered as partially offset by declines in gross profit dollars and margins due to the continuing increases in costs of prescriptions and increases in the costs to administer pharmacy claims which translate into higher net claims dollars incurred and paid per member as compared to the corresponding nine-month period. The PBM consulting services provided included detailed analysis of benefit-provider services, drug formulary evaluation and other related analysis. Distribution gross profit increased approximately $76,000, or 9.3%, to approximately $898,000 for the nine months ended December 31, 2004, as compared to $822,000 for the nine months ended December 31, 2003. Distribution gross margins decreased to 29.9% for the nine months ended December 31, 2004 as compared to 42.3% in the corresponding period in 2003. Although sales revenues and gross profit dollars increased, gross margins decreased due to the change in the mix of sales in the current nine month period as influenced by CarbSlim sales to national mass chains that have a lower gross margin due to required outside broker fees, initial free-product fills and volume discounts in addition to slower sales due to the decline in the low carb convenience food lines in the United States. Manufacturing gross profit decreased approximately $729,000, or 21.3%, to approximately $2,695,000 for the nine months ended December 31, 2004, as compared to approximately $3,424,000 in the corresponding nine month period in 2003. For the nine months ended December 31, 2004, manufacturing gross margin decreased to 31.3%, from 33.8% in the corresponding nine-month period in 2003. The decreases in gross margins and gross profit dollars are primarily attributable to increases in research and development efforts being employed as based on our plans to gain FDA approval via ANDA applications in process for the formulation and manufacture of generic drugs in the future as partially offset by strategic changes in our private-label and OTC contract manufacturing sales portfolio that is yielding a lower gross margin.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of advertising and promotional expenses; personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and leasehold amortization expense. Selling, general and administrative expenses increased approximately $1,385,000, or 42.7%, to approximately $4,630,000 for the nine months ended December 31, 2004, as compared to approximately $3,244,000 in the corresponding period. The increase is primarily attributable to research and development expenses, rising insurance expenses in addition to increases in advertising and promotional expenses associated with our distribution segment, rents, as well as payroll expenses and costs associated with fringe benefits to support our distribution, manufacturing and pharmacy benefit management growth. As a percentage of sales, selling, general and administrative expenses increased to 23.1% for the nine months ended December 31, 2004 from 20.1% in the corresponding nine-month period in 2003.

Interest income (expense), net. Interest expense, net of interest income, increased approximately $317,000 to approximately $(374,000) for the nine months ended December 31, 2004, from approximately $(57,000) for the nine months ended December 31, 2003. The increase in net interest expense is primarily attributable to the increase in long-term obligations outstanding due to the issuance of $5 million of 6% convertible debt outstanding which accounts for $215,713 of interest in addition to $231,341 of noncash interest expense incurred resulting from the amortization of the convertible debt warrants issued as compared to the corresponding period in 2003.

Income taxes. As of and for the nine months ended December 31, 2004, there was a no change in deferred income tax expense, with $178,000 recorded as a deferred tax liability based on current net taxable income and the utilization of the net operating loss carryforwards.

Financial Condition, Liquidity and Capital Resources

The Company has financed its operations through available borrowings under its credit line facilities, cash provided from operations and cash provided from the proceeds received from our private placement consummated during January through March 2004. The Company had working capital of approximately $12,323,000 at December 31, 2004, inclusive of current portion of long-term obligations and credit facilities, as compared to working capital of approximately $16,318,000 at March 31, 2004. The change in working capital was primarily caused by the Company’s cash purchase ($1.925 million) of one of their manufacturing facilities that was leased previously, with the balance attributable to the cash purchase (approximately $2.7 million) of pharmaceutical manufacturing equipment and pharmaceutical leasehold improvements, in addition to the cash required to fund the research and development required for our current and long-term generic drug strategic growth.

Net cash used in operating activities was approximately ($1,887,000) for the nine months ended December 31, 2004, as compared to net cash provided by operating activities of approximately $888,000 for the nine months ended December 31, 2003. Cash used is primarily attributable to increases in inventories of $1.2 million in anticipation of branded distribution and customers’ private label shipments due for upcoming retail planograms, increases in trade accounts receivable and due from affiliates of approximately $971,000 based on net increases in December credit sales, increases in accounts receivable-other of $233,000 primarily based on insured expense-reimbursements related to our Belcher fire claim and net loss before preferred dividends of ($709,000), all of which are partially offset by depreciation and amortization of $448,000, $231,000 amortization of debt discount in addition to $34,000 amortization of deferred compensation related to options granted to nonemployee consultants and increases in accounts payable and accrued expenses of $237,000 and $303,000, respectively, due to planned production increases to meet open mass and national chain orders.

Net cash used in investing activities of approximately $(2,775,000) for the nine months ended December 31, 2004 was used primarily to purchase our existing manufacturing plant for ($1.925 million) with the balance attributable to the purchase of manufacturing equipment, lab equipment and related upgrades to leasehold improvements in order to continue to meet our business plans surrounding our ability and belief in the future to receive FDA approval to formulate and manufacture our own generic drug brands.

Net cash used by financing activities was approximately ($1,249,000) for the nine months ended December 31, 2004, represented payments on long-term obligations of approximately ($657,000), preferred stock dividend payments of approximately ($152,000) and the Company’s purchase of 152,900 treasury shares from the open market for ($719,000) all of which is partially offset by net proceeds received from vested stock option exercises of $285,000. In addition, noncash financing activities relating to the holders of the Company’s $5 million, 6% Series A preferred stock converted all 5,000,000 preferred shares outstanding in return for 800,000 $.01 par value common shares.

Management believes that cash expected to be generated from operations, current cash reserves, and existing financial arrangements will be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. The Company’s future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, continued expansion of existing capacities and capabilities, the public’s acceptance as evidenced through sales of our own branded distribution product lines CarbSlim, Lean Protein Bites and our introduction of our own branded dietary supplements, the successful completion of and the FDAs acceptance of our ANDAs for generic drug formulation and manufacture currently in process, and possible acquisitions. In particular, if cash flows from operations and available credit facilities are not sufficient, it will be necessary for the Company to seek additional financing. There can be no assurance that such financing will be available in amounts and on terms acceptable to the Company.

Item 3. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and the chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on management’s evaluation as of February 8, 2005, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

In December 2004 and January 2005 five securities class action lawsuits were filed in the Federal District Court, Southern District of New York against GeoPharma and certain of its officers, alleging violations of federal securities laws in connection with certain press releases issued by the Company relating to Belcher Pharmaceuticals’ planned introduction of Mucotrol: Mat eVentures v. Kotha Sekharam and GeoPharma, Inc. (SDNY 04 Civ. 9463); Moshayedi v. GeoPharma, Inc., Jugal Taneja, Mihir Taneja, and Kotha Sekharam (SDNY 04 Civ. 9736); Sarno v. Mihir Taneja, Kotha Sekharam, and GeoPharma, Inc. (SDNY 04 Civ. 9975); Farwell v. Kotha Sekharam and GeoPharma, Inc. (SDNY 05 Civ. 188); and Taylor v. Kotha Sekharam and GeoPharma, Inc. (SDNY 05 Civ. 258). Plaintiffs, on behalf of themselves and all others similarly situated, seek unspecified damages allegedly suffered in connection with their respective purchases and sales of the Company’s securities during the Class period. Six potential lead plaintiffs have filed motions to have the actions consolidated, to be appointed lead plaintiff, and to have their counsel appointed lead counsel. Those motions are pending. It is not possible to predict with certainty the ultimate outcome of these lawsuits. If these matters are resolved unfavorably, they could have a material adverse effect on the Company’s financial position, operating results, or cash flows.

From time to time the Company is subject to litigation incidental to its business. Such claims, if successful, could exceed applicable insurance coverage. The Company is not currently a party to any material legal proceedings, other than as listed above, proceedings other than what is currently disclosed herein.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

Item 5. OTHER INFORMATION.

Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

Exhibit 10.36	Lease - Yale Mosk Development and Belcher Pharmaceuticals

Exhibit 31.1	Certification of Principal Executive Officer

Exhibit 31.2	Certification of Principal Financial Officer

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K.

Form 8-K filed on October 29, 2004 as related to Item 2.01. Acquisition of Assets

Form 8-K filed on November 26, 2004 as related to Item 7.01 Regulation FD Disclosure

Form 8-K filed on December 3, 2004 as related to Item 8.01 Other Events

Form 8-K filed on December 6, 2004 as related to Item 5.02 Departure of Director

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GeoPharma, Inc.

Date: February 14, 2005	By:	/s/ Mihir K. Taneja
Mihir K. Taneja Chief Executive Officer, Secretary and Director

Date: February 14, 2005	By:	/s/ Carol Dore-Falcone
Carol Dore-Falcone Vice President and Chief Financial Officer