Form 10KSB
period 2005-03-31
GeoPharma, Inc.
filed 2005-06-29
CIK 1098315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2005

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

Common Capital Stock

(Title of Class)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Issuer’s revenues for its most recent fiscal year were $28,230,240

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 24, 2005 was $10,539,892 Number of shares outstanding of the Issuer’s common stock at $.01 par value as of June 24, 2005 was 8,740,503 (net of 483,020 Treasury Shares).

Documents Incorporated by Reference:

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

CAUTIONARY STATEMENTS

Certain oral statements made by management from time to time and certain statements contained in press releases and periodic reports issued by GeoPharma, Inc. (the “Company”), as well as those contained herein, that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934 and, because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements, including those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are statements regarding the intent, belief or current expectations, estimates or projections of the Company, its Directors or its Officers about the Company and the industry in which it operates, and are based on assumptions made by management. Forward-looking statements include without limitation statements regarding: (a) the Company’s growth and business expansion, including future acquisitions; (b) the Company’s financing plans; (c) trends affecting the Company’s financial condition or results of operations; (d) the Company’s ability to continue to control costs and to meet its liquidity and other financing needs; (e) the declaration and payment of dividends; (f) the Company’s use of proceeds from their private placement, and (g) the Company’s ability to respond to changes in customer demand and regulations. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that the anticipated results will occur. When issued in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements.

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) changes in the regulatory and general economic environment related to the health care, generic drug and nutraceutical industry; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost and expenses, such as increased competition, lack of qualified marketing, management or other personnel, and increased labor and inventory costs; (iv) changes in technology or customer requirements, which could render the Company’s technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales and (vi) its customers’ willingness to accept its Internet platform in the future. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings “Business,” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-KSB as of and for the year ended March 31, 2005. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

History

We were incorporated as Energy Factors, Inc., a Florida corporation, in 1985. In August 1998 we changed our name to Innovative Health Products, Inc., in February 2000 we changed our name to Go2Pharmacy.com, Inc., and in September 2000 we changed our name to Go2Pharmacy, Inc., in anticipation of our merger with the Delaware corporation Go2Pharmacy.com, Inc. Our merger with Go2Pharmacy.com, Inc. was effected simultaneously with the successful completion of our initial public offering during November 2000. Effective September 6, 2002, we changed our name to Innovative Companies, Inc. and effective May 18, 2004 we changed our name to GeoPharma, Inc. We continue to conduct contract nutritional and herbal supplement product line manufacturing business under the name Innovative Health Products, Inc.

In April 2000, we formed a wholly-owned distribution subsidiary named Breakthrough Engineered Nutrition, Inc., a Florida corporation, for the purpose of marketing and distributing our own branded product lines. Breakthrough Engineered Nutrition also conducts distribution business as DelMar Labs.

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

In September 2002, we incorporated two wholly-owned Florida corporation distribution companies, IHP Marketing, Inc. and Breakthrough Marketing, Inc., for the purpose of marketing and distributing additional branded product lines to the public in the future. IHP Marketing also conducts distribution business as Archer Stevens Pharmaceuticals and Breakthrough Marketing conducts distribution business as Bentley Labs.

In February 2004, we incorporated Belcher Capital Corporation, a Delaware corporation, for the purpose of issuing the shares of preferred stock as a part of our $10 million private placement.

Business Overview

At GeoPharma, Inc. we manufacture, package and/or distribute high-quality private label dietary supplements, over-the-counter drugs and high value pharmaceuticals and health and beauty care products for companies worldwide under two of our Florida-incorporated companies, Innovative Health Products, Inc. and Belcher Pharmaceuticals, Inc. Innovative Health Products specializes in the development and manufacture of a broad range of nutritional supplements. As a private-label contract manufacturer, we develop and manufacture for ourselves, and our customers, dietary supplements and health and beauty care products for distribution through various outlets. Belcher Pharmaceuticals, Inc is a state-of-the-art FDA-registered, drug development and manufacturing facility for generic and over-the-counter (“OTC”) drugs. Our third Florida corporation, Breakthrough Engineered Nutrition, Inc., develops and markets convenience foods and our own branded dietary supplement product lines. Lean Protein Bites, CarbSlim Crunch Bites and CarbSlim Cookie Dough Bites and Oxylene are Breakthrough’s most popular brands and are distributed nationally and internationally in both specialty and mass retail outlets. Breakthrough’s products are found in such outlets as Wal-Mart, Rite Aid, Albertson’s, Kroger and GNC. We also have an established network of brokers and distributors strategically located across the United States and Canada. Go2PBM Services, Inc. is our pharmacy benefit management company that manages multiple health care plan members and the administration of their related pharmacy claims.

Overall Business Strategy

We are continuing to build a multi-faceted company able to maximize our efficiencies and capitalize on our synergies through vertical operations. During the fiscal year ended March 31, 2003, the generic drug segment was started based on actions taken as a part of our formulated three-phase strategic plan. Our short-term goals include immediately available business in the area of bulk drugs, procured from other manufacturers and custom repackaged to meet customer requirements. This is, however, expected to be a small part of our operation, but will fill initial gaps in scheduled production in addition to making use of the business opportunities available to us. Midterm goals were formulated to strategically identify drugs that will be negotiated for purchase from external sources adding to our existing ANDA-portfolio thus shortening the ANDA-development time frames. While we are currently working on several Abbreviated New Drug Applications (“ANDAs”), we have procured three ANDAs from established drug development companies abroad. We have filed the ANDA transfer paperwork with the FDA. Completion of this transfer process will enable us to start manufacturing and selling these three drugs contingent only on the FDA’s approval. Our long-term goals include developing our own ANDAs and New Drug Applications (“NDA”) adding to our purchased drug portfolio. The Company may from time to time enter into agreements with third parties with respect to the development of new products or the purchase of new products and their related technologies.

To manage our operations, we have assembled and maintained a management team with experience in manufacturing, marketing, sales and technology to assist in leading us to our sales, profit and overall business goals. Our regulatory and laboratory departments have been improved. Our Regulatory Affairs’ department has the ability to prepare all the necessary documentation required by the FDA and any other regulatory agency. In reference to the manufacture and the distribution of generic drugs, numerous licensures have been applied for and obtained, which include a drug enforcement agency (“DEA”) license, a State of Florida prescription drug manufacturing permit, State of Florida and other specific states’ wholesale distribution licenses.

We have upgraded the analytical laboratory to support all of our development work. Additional analytical and other lab equipment have been added to conduct the required analysis of an active pharmaceutical ingredient (“API”) in addition to generating data for the ANDA work. The research, development, stability testing, clinical testing and FDA review process leading up to an approval takes approximately 12 – 30 months depending on the nature of the drug. Some of the products require little review or very little laboratory testing and hence may take only one year. In an attempt to further differentiate ourselves from other generic drug development companies, our focus remains on projects that we were able to eliminate the high barriers to entry based on our strategic alliances and other formed relationships that provide for an API source that would otherwise normally be difficult to source. The current strategy is to continue to work on drug products that can be brought to market at an even pace, as we believe this approach allows for immediate revenue generation and provides for a possible future, continuous revenue generation stream. Our vertical operations consist of manufacturing and distribution, sales and marketing, in-house formulation laboratory and other chemical analysis services, customer service and public relations. We will be able to support our own needs as well as those of our customers, from order processing, manufacturing through end-user distribution. We have streamlined our two manufacturing facilities in order to continue growing both our generic and over-the-counter drug and nutriceutical manufacturing segments.

We are continuing to develop our sales and marketing strategies to build our recognition among national grocery, mass retail, major pharmaceutical drug distributors and national drug chains, long-term care facilities and other health product consumer organizations, while building brand awareness of our branded and other proprietary products as well as our private label capabilities.

We have developed several proprietary branded product lines within our distribution business segment that are currently being sold nationally. We plan on further developing and expanding these lines into other flavors and packaged forms of our unique, high-protein, sugar-free foods and energy products. Additions to our Lean Protein and CarbSlim product lines will include new flavors, package type and size variations in addition to existing product enhancements. For both our manufacturing and distribution segments, we market our product lines using our own telemarketing efforts as well as utilizing brokers to increase the awareness and availability of our offerings and capabilities.

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

Through the development of our generic and over -the-counter drugs, private label manufacturing, branded distribution products and pharmacy benefit management efforts, we intend to provide wholesale, retail, and institutional customers with an efficient source for their generic and over-the-counter drug products, nutritional and functional conveniance foods and other pharmacy-related product needs. By vertically integrating our core business operations, we believe we have, and will continue, to achieve increased brand recognition and exposure, ancillary product and service revenues, and will be able to provide competitively priced products, quick turn around and overall superior customer service.

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

The scientific process of developing new products and obtaining FDA approval is complex, costly and time-consuming; there can be no assurance that any saleable products will be developed despite the amount of time and money spent on research and development. The development of products may be curtailed at any stage of development due to the introduction of competing generic products or for other reasons including changes in laws or regulations or for any other reason deemed necessary by management. Our generic drug and nutraceutical research and development departments develop new concepts and formulations for our generic and over-the-counter drugs, our branded distribution product lines and our customers’ nutriceutical private label products. We carefully select our products we target, keeping in view our competitive advantage, particularly as related to the source of a raw material or API, the total market size and what portion of the market is potentially available to our Company. Dr. Sekharam, our President, provides guidance and direction for our research and development teams and analytical laboratory personnel as related to product development and product manufacture. Our lab chemists perform product development, product and process improvements. Our technical staff prepares cost estimates and samples based on those resulting formulations. Prior to the final manufacture of any of our products, the team prepares documentation of the necessary custom and other operational procedures to be performed. Our chemists and our research and development regulatory staff personnel prepare all the necessary product information for label requirements.

During the fiscal year ended March 31, 2005, Belcher Pharmaceuticals has made substantial progress in the animal and human ANDA areas and has strengthened laboratory staff, adding more analytical equipment and manufacturing machinery. The blending, tableting and liquid manufacturing areas have been expanded in line with our generic drug strategic plans. Currently, we are working on the development of generic and other drugs in tablet form for the treatment of thyroid conditions found in animals and humans. We will be bringing this drug to the market with our unique advantage. Belcher has filed a patent on a novel method to stabilize the drug Levothyroxine. Levothyroxine, sold under the brand names, Abbott’s Synthroid® and King Pharmaceutical’s Soloxine®/Levoxyl®, is used for humans as well as pets to treat thyroid-related conditions. Levothyroxine is the second most prescribed drug in the United States with over 13 million patients and according to NDC Health 2002, the combined retail sales for all Levothyroxine sodium tablet products was approximately $ 1.1 billion (2002). Due to unique stability problems associated with this drug, millions of tablets have been recalled per data received from the FDA. We have solved this problem by using a unique stabilizing method. Using this novel method, the stability of the drug is substantially improved. We will be applying this method to both human as well as animal versions of this drug. This is expected to offer us a competitive advantage in the market. The human version of levothyroxine sodium is in the advanced stage of development. We have contracted out the bioequivalence work on this drug to a unaffiliated third-party clinical lab. We also have developed two versions of levothyroxine drugs for the animal market. The development work includes product formulation, stability studies under accelerated and real time conditions, methods and process validation, and related analytical work required to support the Company’s filing with the FDA of an animal ANDA and a human ANDA. We have entered into agreements with two veterinary drug distributors to distribute this drug. Liquid and tablet commercial production has commenced with initial shipments scheduled for June and July 2005.

Belcher filed an animal ANDA on Carprofen, a generic version for Pfizer’s Rimadyl, an arthritis and joint-ailment product for pets as Pfizer’s patent expired in 2004. We have successfully completed the development work, the animal studies, have filed with the FDA and are awaiting their approval. We have signed an exclusive arrangement with a pet drug distributor to market this drug.

On Nov. 24, 2004 the FDA provided 510(K) approval, called PMA approval to market Mucotrol, a concentrated oral gel wafer indicated for the management and relief of pain associated with oral lesions of various etiologies, including oral mucositis/stomatitis resulting from chemotherapy or radiotherapy; irritation due to oral surgery; traumatic ulcers caused by braces, ill-fitting dentures, or disease; and diffuse apthous ulcers. The 2.2 gram wafer contains compressed powder and slowly dissolves in the mouth to form a soothing and protective layer over mucosal lesions.

PMA approval is based on a determination by FDA that the PMA contains sufficient valid scientific evidence to assure that the device is safe and effective for its intended use(s). An approved PMA is, in effect, a private license granting permission to market the device.

Mucositis is a painful inflammation of the mucosa of the mouth that may occur due to radiation or chemotherapy. Mucositis afflicts approximately 40% of patients receiving cancer chemotherapy and 75% percent of bone marrow transplant recipients as well as 100% of patients receiving radiotherapy for cancer of the head and neck. It is estimated that approximately 300,000 cancer patients in the U.S. suffer from mucositis associated with cancer treatments.

Earlier, we submitted double blind placebo controlled studies on Mucotrol to the FDA for 510(K) approval. Currently, we are continuing the multicenter clinical studies on Mucotrol and are also in negotiation with marketing companies to take Mucotrol to various markets.

We have finalized our designs and have begun expanding Belcher’s facility to include manufacturing of Cephalexin. Construction has begun in this leased facility during June 2005 and is scheduled to be completed by the close of the year.

We contract with outside laboratories to conduct bioequivalency studies. Bioequivalency studies must be conducted and documented in conformity with FDA standards (see “Government Regulation”) and are used to demonstrate that the rate and extent of absorption of a generic drugs are not different from a corresponding brand name drug. Research and development expenses for fiscal year ended March 31, 2005 totalled approximately $263,000, consisting primarily of salaries, bioequivalency studies and laboratory supplies. Research and development costs are expensed as incurred. Machinery and laboratory equipment expenditures made during the 2005 fiscal year approximated an additional $719,000 which was capitalized and will be depreciated over their useful lives.

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

There are generally two types of applications that would be used to obtain FDA approval for pharmaceutical products:

New Drug Application (“NDA”): Generally, the NDA procedure is required for drugs with active ingredients and/or with a dosage form, dosage strength or delivery system of an active ingredient not previously approved by the FDA. We do not expect to submit an NDA in the foreseeable future during the fiscal year ended March 31, 2006.

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

Innovative Health Products’ nutriaceutical facility was inspected by the Department of Agriculture and the FDA in November 2003 and in November 2004, and although we did receive an FDA 483, a written list of observations, were found to be generally in compliance with current Good Manufacturing Practices (GMP) and do not believe the observations were material. We have taken appropriate corrective actions based on the FDA inspection findings.

Belcher Pharmaceuticals facility was inspected by the FDA, the DEA and the Department of Agriculture all of which found us generally in compliance. As we have in the past, we will continue our strong focus on compliance activities at all levels of our Company in support of our current and future strategic growth plans .

As a public company, the Company is subject to the recently enacted Sarbanes-Oxley Act of 2002 . This Act contains a variety of provisions affecting public companies, including requiring an evaluation of its internal disclosure controls and procedures surrounding the Company’s executive management, personnel, and the summarization and control over accurate financial reporting. During the fiscal year ended March 31, 2004, we appointed two new independent directors, Dr. Barry H. Dash and Shan Shikarpuri, to comply with the requirements of the Sarbanes-Oxley Act of 2002 and the regulations of the Nasdaq Stock Exchange. The Company is not required to be in compliance with Section 404 of the Sarbanes-Oxley Act until its fiscal year ending March 31, 2006.

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

Our second manufacturing facility is located in 10,000 square feet of leased space in Largo, Florida. This facility is registered with the United States Food and Drug Administration and is used for our laboratory services, research and development, manufacture, packaging and distribution of our over-the-counter, generic drug and cosmetic products.

Our warehousing facility is located in 30,000 square feet of leased space in Largo, Florida. We use this location for our warehousing of our distribution segments’ finished goods in addition to housing additional manufacturing packaging.

Currently, we can manufacture approximately 900 million tablets and capsules annually. For the fiscal year ended March 31, 2005, we operated at approximately 40% of our total capacity. Our manufacturing facilities normally operate two shifts per day, five days per week. Certain packaging lines or capsule and tablet production lines run longer as demand warrants. We operate flexible manufacturing lines that can shift output efficiently among various pieces of equipment depending upon factors such as batch size, tablets or capsule count, and labeling requirements. We strive to fulfill and ship all orders within 30-60 days. While we believe we can double our sales volume without expanding our current facilities, we will expand our manufacturing capacities upon receiving Food and Drug Administration registration for production of generic and other over-the-counter drugs. An increase in production would require additional space and personnel for warehousing and shipping operations, but would not necessarily require substantial capital investment. Our manufacturing revenues are generated by fulfilling sales orders received from our customers within an average turn-around time ranging from 30-60 days. Consequently, we experience a backlog for future revenues at all times. As of March 31, 2004 and 2005, we had approximately $1,900,000 and $3,879,000, respectively, in backlog manufacturing sales orders.

Private Label Products-Manufacturing

Sales of our manufactured private label products accounted for approximately 41.4% of our total consolidated revenues, or $11,685,484 for the year ended March 31, 2005 and 60.6%, or $13,934,052 for the year ended March 31, 2004. We currently manufacture products for over 400 private label customers in 47 states in the United States and ship to several countries internationally. Our private label business has a widely distributed revenue base. For the year ended March 31, 2005, we had sales of 5% or more of total consolidated revenues to one of our nonaffiliate private label customers, Spectrum Group, of which accounted for 11.2% of total consolidated revenues. For the year ended March 31, 2004, we had sales of 5% or more of total consolidated revenues to one of our private label customers, Metabolife International, of which accounted for 14.4% of total consolidated revenues. For the year ended March 31, 2005 and 2004, we did not have sales of 5% or more of total consolidated revenues to any company that is a party to an exclusive manufacturing agreement with us.

Branded Products-Distribution

Sales of our branded product lines sold within our distribution segment accounted for approximately 14.2% of our total consolidated revenues, or $4,004,560 for the year ended March 31, 2005 as compared to approximately 13.3% of consolidated revenues, or $3,048,532, for the year ended March 31, 2004. Our distribution product line has a widely distributed revenue base whereas for the year ended March 31, 2005 and 2004, no one customer accounted for more than 5% of total consolidated revenues. For the fiscal year ended March 31, 2005, with distribution segment revenues of $4,004,560; approximately 59.9% of the total distribution revenues were derived from the CarbSlim candy line, approximately 8.8% from the Lean Protein Bites product line, 2.8% from Thermo ZXE and 28.5% of the total being derived from our branded dietary supplement product lines. For the fiscal year ended March 31, 2004, our distribution segment revenues totaled approximately $3,048,000; approximately 65.6% of the total distribution revenues were derived from the CarbSlim candy line, approximately 32% from the Lean Protein Bites product line and 2.5% of the total being derived from our Thermo ZXE energy product line.

Pharmacy Benefit Management

Sales generated from our pharmacy benefit management subsidiary accounted for approximately 40.5% of our total consolidated revenues, or $11,437,659 for the year ended March 31, 2005 and accounted for 25.9% of consolidated revenues, or $5,936,176 for the year ended March 31, 2004. 100% of the Company’s pharmacy benefit management revenues are derived from a contract with CarePlus Health, an affiliate of the Company based on a relationship with Joseph Zappala, a former board member who resigned from the Company’s board on December 3, 2004.

Employees

As of March 31, 2005 we had 103 employees as compared to 83 employees as of March 31, 2004. Of these 103 employees as of March 31, 2005, four were engaged in marketing and sales, eighty-three were devoted to production, laboratory and distribution and sixteen were responsible for management and administration. None of our employees are covered by a collective bargaining agreement. We believe we have good relations with our employees. Employees are permitted to participate in employee benefit plans of the Company that may be in effect from time to time, to the extent eligible, and employees may be entitled to receive an annual bonus as determined at the sole discretion of the Company’s Board of Directors based on the Board’s evaluation of the employee’s performance and the financial performance of the Company.

Risk Factors

New or Amended Government Regulation Could Adversely Impact Our Business and Operations: We may be subject to additional laws or regulations by the Food and Drug Administration or other federal, state or foreign regulatory authorities, subject to the repeal of laws or regulations which we consider favorable, such as the Dietary Supplement Health and Education Act of 1994, or subject to more stringent interpretations of current laws or regulations, from time to time in the future. We are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. We also can not predict what effect these regulations, and the related publicity from promulgation of such regulations, could have on consumer perceptions related to the nutraceutical market in which we operate. The Company, and its customers, depend on positive publicity as it relates to the efficacy and overall health benefits derived from certain products we manufacture for others. This could have a materially adverse affect on our business, financial condition, results of operations and cash flows. The Food and Drug Administration has also announced that it is considering promulgating new Good Manufacturing Practices regulations, specific to dietary supplements. Such regulations, if promulgated, may be significantly more rigorous than currently applicable regulations and contain quality assurance requirements similar to Good Manufacturing Practices regulations for drug products. Therefore, we may be required to expend additional capital resources on upgrading manufacturing processes and/or equipment in the future in order to comply with the law.The Food and Drug Administration or other governmental regulatory bodies could require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation of the properties of certain products and expanded or different labeling and scientific substantiation. Any or all of such requirements could have a materially adverse affect on our business, financial condition, results of operations and cash flows. Our failure to comply with applicable Food and Drug Administration regulatory requirements could result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and possible criminal prosecutions.

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

Litigation: In December 2004 and January 2005 five securities class action lawsuits were filed in the Federal District Court, Southern District of New York against GeoPharma and certain of its officers, alleging violations of federal securities laws in connection with certain press releases issued by the Company relating to Belcher Pharmaceuticals’ planned introduction of Mucotrol: Mat eVentures v. Kotha Sekharam and GeoPharma, Inc. (SDNY 04 Civ. 9463); Moshayedi v. GeoPharma, Inc., Jugal Taneja, Mihir Taneja, and Kotha Sekharam (SDNY 04 Civ. 9736); Sarno v. Mihir Taneja, Kotha Sekharam, and GeoPharma, Inc. (SDNY 04 Civ. 9975); Farwell v. Kotha Sekharam and GeoPharma, Inc. (SDNY 05 Civ. 188); and Taylor v. Kotha Sekharam and GeoPharma, Inc. (SDNY 05 Civ. 258). Plaintiffs, on behalf of themselves and all others similarly situated, seek unspecified damages allegedly suffered in connection with their respective purchases and sales of the Company’s securities during the Class period. On March 9, 2005 the Court consolidated the actions and appointed lead plaintiff and lead counsel. On April 18, 2005 plaintiffs filed a Consolidated Amended Class Action Complaint. On June 6, 2005 defendants filed a Motion to Dismiss the action. Plaintiffs’ Opposition papers are due to be filed by July 8, 2005, and defendants’ Reply papers are due to be filed by July 25, 2005. It is not possible to predict with certainty the ultimate outcome of these lawsuits. Although the Company has certain insurance, if these matters are resolved unfavorably, they could have a material adverse effect on the Company’s operating results or cash flows.

The company received a letter dated April 11, 2005 addressed to its Board of Directors, constituting a shareholder demand pursuant to Florida Statute Sec. 607.07401 from a San Diego law firm representing an alleged shareholder of GeoPharma, Inc. S uch letter demanded that the company commence legal proceedings against each Board member and each officer of the company for alleged breaches of fiduciary duty arising out of and/or evidenced by the same actions and circumstances involved in the class action referred to above. At its Board meeting of June 7, 2005, the Board of Directors appointed a committee of independent directors to investigate the allegations outlined in such letter.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our primary manufacturing facility is located in 33,222 square feet of leased space in Largo, Florida. We use this location as our corporate offices, for Innovative Health Products’ manufacturing, research, development, packaging and warehousing of our products and for Breakthrough Engineered Nutrition’s administrative and sales office. We leased this facility from an affiliate, Dynamic Health Products, Inc, pursuant to a ten year triple-net lease that was due to expire on September 30, 2009, at a monthly rental of approximately $18,333, subject to annual inflationary adjustments. On October 28, 2004, we purchased this leased facility from our affiliate for $1.925 million based on an independent appraisal.

Our second manufacturing facility is located in 10,000 square feet of leased space in Largo, Florida. Belcher Pharmaceuticals uses this facility for the manufacture and packaging of over-the-counter, pharmaceutical, generic drug and cosmetic products. This facility is registered with the United States Food and Drug Administration. We lease this facility from an unrelated third party pursuant to a five–year lease currently at a monthly rental of approximately $5,500 subject to annual inflationary adjustments.

Our warehouse facilities for Belcher Pharmaceuticals and Innovative’s manufacturing packaging components as well as a storage facility for Breakthrough’s finished goods is located in his 30,000 square feet of space located in Largo, Florida. It is leased from an unrelated third party pursuant to a five–year lease triple-net lease currently at a monthly rental of approximately $16,500 subject to annual inflationary adjustments.

ITEM 3. LEGAL PROCEEDINGS

In December 2004 and January 2005 five securities class action lawsuits were filed in the Federal District Court, Southern District of New York against GeoPharma and certain of its officers, alleging violations of federal securities laws in connection with certain press releases issued by the Company relating to Belcher Pharmaceuticals’ planned introduction of Mucotrol: Mat eVentures v. Kotha Sekharam and GeoPharma, Inc. (SDNY 04 Civ. 9463); Moshayedi v. GeoPharma, Inc., Jugal Taneja, Mihir Taneja, and Kotha Sekharam (SDNY 04 Civ. 9736); Sarno v. Mihir Taneja, Kotha Sekharam, and GeoPharma, Inc. (SDNY 04 Civ. 9975); Farwell v. Kotha Sekharam and GeoPharma, Inc. (SDNY 05 Civ. 188); and Taylor v. Kotha Sekharam and GeoPharma, Inc. (SDNY 05 Civ. 258). Plaintiffs, on behalf of themselves and all others similarly situated, seek unspecified damages allegedly suffered in connection with their respective purchases and sales of the Company’s securities during the Class period. On March 9, 2005 the Court consolidated the actions and appointed lead plaintiff and lead counsel. On April 18, 2005 plaintiffs filed a Consolidated Amended Class Action Complaint. On June 6, 2005 defendants filed a Motion to Dismiss the action. Plaintiffs’ Opposition papers are due to be filed by July 8, 2005, and defendants’ Reply papers are due to be filed by July 25, 2005. It is not possible to predict with certainty the ultimate outcome of these lawsuits. Although the Company has certain insurance, if these matters are resolved unfavorably, they could have a material adverse effect on the Company’s operating results or cash flows.

The company received a letter dated April 11, 2005 addressed to its Board of Directors, constituting a shareholder demand pursuant to Florida Statute Sec. 607.07401 from a San Diego law firm representing an alleged shareholder of GeoPharma, Inc. Such letter demanded that the company commence legal proceedings against each Board member and each officer of the company for alleged breaches of fiduciary duty arising out of and/or evidenced by the same actions and circumstances involved in the class action referred to above. At its Board meeting of June 7, 2005, the Board of Directors appointed a committee of independent directors to investigate the allegations outlined in such letter.

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

On April 20, 2004, the Company and Mr. Zappala entered into an agreement (“Settlement Agreement”) pursuant to which each party expressly disclaimed any liability and each party released the other (and all related parties) from all claims, and liabilities arising from the Merger Agreement, the Consulting Agreement and/or the subject matter of the Company’s lawsuit against Mr. Zappala and Go2 (“Lawsuit”), and the parties agreed to dismiss the Lawsuit with prejudice. As provided by the Settlement Agreement: (i) Mr. Zappala transferred ownership of 500,000 shares of the Company’s common stock to the Company; (ii) the Consulting Agreement was terminated without further liability to either party; and (iii) Mr. Zappala agreed, that during his tenure as a Director of the Company, he would not sell his remaining shares of Company common stock, unless another Director of the Company sells shares of Company common stock. The Company filed Form 8-K on April 26, 2004. On December 3, 2004, Mr. Zappala resigned from the Company’s board of directors.

From time to time we are subject to litigation incidental to our business including possible product liability claims. Such claims, if successful, could exceed applicable insurance coverage.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

18

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market For Securities

The Company’s $.01 par value common stock, is listed on the Nasdaq SmallCap Market under the symbol “GORX” and on the Boston Stock Exchange under the symbol “GORX”. The Company began its initial trading November 14, 2000; its high and low sales prices since that time, by quarter-ended date, are as follows:

	High	Low
December 31, 2000	$7.88	$1.82
March 31, 2001	$4.38	$0.88
June 30, 2001	$3.10	$0.92
September 30, 2001	$2.22	$0.66
December 31, 2001	$2.90	$0.77
March 31, 2002	$1.11	$0.45
June 30, 2002	$1.02	$0.55
September 30, 2002	$1.60	$0.74
December 31, 2002	$1.40	$0.67
March 31, 2003	$1.05	$0.65
June 30, 2003	$4.04	$0.79
September 30, 2003	$4.60	$1.75
December 31, 2003	$5.35	$2.60
March 31, 2004	$7.88	$4.75
June 30, 2004	$7.00	$4.10
September 30, 2004	$5.89	$2.85
December 31, 2004	$11.25	$3.36
March 31, 2005	$5.45	$2.53

As of June 24, 2005, there were approximately 1100 stockholders of record according to ADP and our stock transfer agent, Registrar and Transfer Company, Inc. located in Cranford, New Jersey.

Dividend Policy

As of March 31, 2005, our subsidiary, Belcher Capital Corporation paid $203,333 using a combination of cash and the Company’s common stock, in preferred dividends as related to the 6%, Series A, $5 million convertible preferred stock issued to Laurus Master Fund, Ltd. Dividends are due the first of every month. The 6% Series A, $5 million convertible preferred stock was issued on February 10, 2004 as a part of a private placement. During December 2004, the holders of the Series A preferred stock converted all of their outstanding shares in exchange for 800,000 shares of the Company’s, $.01 par value, common stock.

As of March 31, 2005, we paid $318,429 using the Company’s $.01 par value common stock, in preferred dividends as related to the 6%, Series B, $5 million convertible preferred stock issued to MidSummer Capital and Omicron Capital Master Funds. Dividends are due the first day of the last month of every quarter. The 6% Series A, $5 million convertible preferred stock was issued during March 2004 as a part of a private placement.

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

SELECTED QUARTERLY DATA

	Quarter ended: June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2005
Net sales	$6,913,616	$6,039,352	$6,930,721	$8,346,551
Gross profit	$1,627,377	$1,351,455	$964,586	$1,835,075
SGA	$1,197,917	$1,321,911	$1,538,271	$2,013,312
Depreciation & amortization	$144,975	$147,230	$156,038	$157,454
Other income/ (expense), net	$(103,134)	$76,733	$(104,825)	$(53,749)
Income tax benefit/ (expense)	$(14,442)	$—	$—	$216,340
Preferred dividends	$150,833	$170,095	$125,833	$75,000
Net income/(loss) available to common shareholders	$16,076	$(211,048)	$(960,381)	$(248,101)
Basic earnings (loss) per share	$0.00	$(0.03)	$(0.12)	$(0.02)
Basic weighted average number of common shares outstanding	7,713,899	7,724,475	8,188,452	8,111,851
SELECTED QUARTERLY DATA
	Quarter ended: June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004
Net sales	$4,106,206	$6,098,200	$5,920,586	$6,844,852
Gross profit	$968,889	$1,816,600	$1,696,342	$1,475,661
SGA	$821,925	$1,079,756	$1,023,740	$1,385,290
Depreciation & amortization	$103,078	$103,463	$112,285	$128,756
Other income/ (expense), net	$(11,526)	$49,031	$(16,851)	$370,850
Income tax benefit/ (expense)	$—	$—	$(69,204)	$(242,596)
Preferred dividends	$—	$—	$13,500	$98,390
Net income/(loss) available to common shareholders	$6,290	$656,342	$460,762	$(116,275)
Basic earnings (loss) per share	$0.00	$0.09	$0.06	$(0.02)
Basic weighted average number of common shares outstanding	7,569,674	7,572,681	7,654,922	7,682,258

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We derive our revenues from developing, manufacturing and distributing a wide variety of cosmetics, over-the-counter, pharmaceutical and generic drugs, and prescription and non-prescription products. We also derive revenues from the distribution of our branded product lines, CarbSlim, Lean Protein and from our branded dietary supplement product lines that this year include Oxylene. Revenues are billed and recognized as product is produced and shipped, net of discounts, allowances, returns and credits. In addition, we derive revenues from the services provided in connection with pharmacy benefit management. Service revenues are billed and recognized once the service has been provided. The PBM’s revenues are comprised of amounts billed and recognized based on the number of eligible plan members enrolled in the HMO insurance programs, plan member claims caused by the fulfillment of an eligible HMO member’s drug prescription and related administration costs for pharmacy’s fulfilling drug prescriptions for the number of members and the number of claims for the period.

Cost of goods sold is comprised of direct manufacturing and manufacturing and distribution material product costs, contracted service fees, direct personnel compensation and other statutory benefits and indirect costs relating to labor to support product manufacture, distribution and the warehousing of production and other manufacturing overhead. In addition, for the distribution segment, the cost of all free goods for the purpose of product introduction or other incentive-based product costs are also charged. The PBM cost of sales amounts recognized represent the direct and indirect costs of the prescription drug claims arising from the pharmacy’s fulfillment of HMO member drug prescriptions that were filled, completed and received by eligible HMO insurance plan members for the period.

Research and development expenses that benefit us and that benefit our customers are charged against either cost of goods sold or included within selling, general and administrative expenses as incurred dependent upon whether the R&D relates to direct product materials expended, direct laboratory and manufacturing production costs or whether it relates to indirect or more facility and administrative type costs representing indirect salaries.

Selling, general and administrative expenses include management and general office salaries, advertising and promotional expenses, depreciation and amortization, insurance expenses, legal and accounting costs, sales and marketing and other indirect operating costs.

Interest expense, net, consists primarily of interest expense associated with borrowings to finance capital equipment expenditures and other working capital needs as partially offset by interest income earned on our funds held at banks.

Other income (expense) net, consists primarily of amounts received from an insured loss that occurred on August 27, 2002, where a commercial building where one of our manufacturing facilities is located, was involved in a fire. Although this fire was not in our leased space, nor was the fire caused by the Company or any of its related parties, our facility was exposed to and incurred smoke and water damage. The company that had the fire is not a related party. Innovative has adequate insurance coverage that covers replacement cost of the facilities’ contents which includes inventory and leasehold improvements, in addition to business interruption insurance which covers lost profits based on certain coverage formulas and policy limits. As of March 31, 2005, the final financial assessment has not been made by our Company or by our insurance company.

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

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for the periods indicated.

	Year Ended March 31,
	2005	2004
Revenues	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	79.5%	74.1%

Gross profit	20.5%	25.9%

Selling, general and administrative expenses (including depreciation and amortization)	23.7%	20.7%

Other income (expense), net	(.7)%	1.0%

Income (loss) before income taxes and preferred dividends	(3.8)%	6.2%

Income tax (expense) / benefit	.1%	(1.4)%

Preferred dividends	1.9%	0.5%

Net income (loss)	(5.0)%	4.4%

Fiscal Year Ended March 31, 2005, Compared to Fiscal Year Ended March 31, 2004

Revenues. Total consolidated revenues increased approximately $5.3 million, or 22.9%, to approximately $28,230,000 for the fiscal year ended March 31, 2005, as compared to approximately $22,970,000 for the fiscal year ended March 31, 2004.

Manufacturing revenues decreased approximately $2,200,000, or 15.8%, to approximately $11,685,000 for the fiscal year ended March 31, 2005, as compared to approximately $13,884,000 for the corresponding period. The decrease was primarily due to the prior year’s sales to customers of weight loss and energy products containing ephedra. The FDA banned ephedra sales effective April 2004. The Company and its customers are continuing to reformulate their products to meet FDA guidelines. Overall, manufacturing capacities and capabilities continue to be increased as we have added additional more advanced, higher speed production equipment.

Distribution revenues increased approximately $956,000 or 31.4% to approximately $4,004,000 for the fiscal year ended March 31, 2005, as compared to $3,048,000 for the fiscal year ended March 31, 2004. Overall, sales prices vary for all product lines dependent upon a customer’s individual as well as aggregate purchase volumes in addition to the number of distribution points of sale and advertising dollars projected to be spent. For the fiscal year ended March 31, 2005, 53,552 cases of CarbSlim were sold versus 40,747 cases sold for the fiscal year ended March 31, 2004, a 31.4% case-sale increase. The increase in case sales are due to the increase in the number of national and regional distribution points in addition to an increase in the number of CarbSlim SKUs. CarbSlim is comprised of ten SKUs, two sizes of: peanut butter crunch, chocolate caramel crunch, mint, peanut butter cookie dough, chocolate chip cookie dough, during the fiscal year end March 31, 2005 versus four SKUs, two sizes of peanut butter crunch and two sizes of chocolate caramel crunch during March 31, 2004. The Lean Protein Bites product line is comprised of four SKUs, milk chocolate, white chocolate, peanut butter and the newly introduced lemon. For the fiscal year ended 2005, 7,534 total cases were sold as compared to the fiscal year ended 2004, where 22,271 total cases were sold, a case-sale decline of approximately 66.2%. The decline in sales was primarily due to two factors; certain distributors and retailers chose to carry our new product line, CarbSlim versus the Lean Protein product line in addition to the Company spending higher advertising dollars on the introduction of the CarbSlim line. The Thermo ZXE product line was comprised of five SKUs, cranapple, grape, lemonade, fruit punch and tangerine where 4,396 cases were sold during the fiscal year ended 2004 with no cases sold during the fiscal year ended March 31, 2005. The decline in the sales volumes of Thermo ZXE was attributable to state-enforced governmental regulatory issues for this energy-based formula’s main ingredient, Ma Huang or Ephedra.

Pharmacy benefit management revenues increased 92.7% or approximately $5,501,000 to $11,438,000 for the fiscal year ended March 31, 2005, as compared to $5,936,000 for the fiscal year ended March 31, 2004. The increase results from the increase in overall membership and prescriptions filled in the two health plans as compared to the fiscal year ended March 31, 2004. Revenue per member remained constant for both of the fiscal years.

Pharmaceutical revenues increased to approximately $1,102,000 for the fiscal year ended March 31, 2005 as compared to $101,000 sales for this business segment for the fiscal year ended March 31, 2004. The pharmaceutical business segment generated its revenues based on over-the-counter sales of $602,000 in addition to a $500,000 licensing fee received from a European company for licensing our brand of Levothyroxine as compared to $101,000 of fiscal 2004 sales as generated from the sales of customers’ repackaged pharmaceuticals procured from a unrelated third party manufacturer in addition to revenue derived from a $50,000 licensing fee.

Gross Profit. Total gross profit decreased approximately $179,000 or 3.0%, to $5,778,000 for the fiscal year ended March 31, 2005, as compared to $5,957,000 for the fiscal year ended March 31, 2004. Total gross margins decreased to 20.5% for the fiscal year ended March 31, 2005 from 25.9% for the fiscal year ended March 31, 2004.

Manufacturing gross profit decreased approximately $849,000, or 19.4%, to approximately $3,517,000 for the fiscal year ended March 31, 2005, as compared to approximately $4,366,000 in the corresponding period in 2004. For the fiscal year ended March 31, 2005 manufacturing gross margin decreased to 30.1%, from 31.7% in the corresponding period in 2004. Sales and gross profits have decreased proportionately in addition to higher costs due to increases in resin and plastic-based packaging components as well as increased labor costs. Current increases in these type of labor-based direct overhead costs are in line with the Company’s planned improvements surrounding enhanced standard operating and manufacturing procedures in both its manufacturing plants. The Company expects that these improvements will continue to increase the Company’s visibility in the marketplaces that the Company competes in for new and expanded business for the upcoming fiscal year.

Distribution gross profits increased 1.2% or approximately $15,000 to approximately $1,210,000 for the fiscal year ended March 31, 2005, as compared to approximately $1,195,000 for the fiscal year ended March 31, 2004, with distribution gross margins decreasing to 30.2% for the fiscal year ended March 31, 2005 as compared to 39.2% for the fiscal year ended March 31, 2004. Although gross profits increased, gross margins decreased as related to increases in sales volumes and where the value of free goods were included based on the decreased demand for low-carb products, like CarbSlim, as partially offset by new introductions and sales for Oxylene, its own branded dietary supplement product line that has a higher unit sales price and higher profit margin.

Pharmacy Benefit Management gross profit decreased approximately $57,000 or 18.1% to approximately $260,000 for the fiscal year ended March 31, 2005, as compared to approximately $317,000 for the fiscal year ended March 31, 2004. Pharmacy benefit management gross margin was 5.4% for the fiscal year ended March 31, 2004 as compared to 2.3% for the fiscal year ended March 31, 2005. Gross profit and margin decreased based on continued industry pressure on controlling per member and per claim revenues as they continue to decline coupled with growing membership, rising number of claims in addition to the rising prescription costs.

Pharmaceutical gross profits increased $712,000 to approximately $791,000 for the fiscal year ended March 31, 2005 as compared to $79,000 in gross profits for this business segment for the fiscal year ended March 31, 2004. Pharmaceutical gross margins were 71.8% for the year ended 2005 as compared to 78.0% for the fiscal year ended March 31, 2004. This was based primarily on the sale of repackaged pharmaceuticals with a 2005 gross margin of 51.6% as compared to the 2004 gross margin of 43% in addition to the licensing fee gross margins for both years of 100%. The number of manufacturing and laboratory personnel increased from the 2004 fiscal year to the 2005 fiscal year in accordance with our strategic business plans related to generic drug manufacturing and distribution.

Selling, General and Administrative Expenses. Selling, general and administrative (“SGA”) expenses consist of advertising and promotional expenses; insurance costs, research and development costs associated with the generic drug segment, personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and amortization expenses. Selling, general and administrative expenses, inclusive of depreciation and amortization, increased approximately $1,919,000, or 40.3%, to approximately $6,677,000 for the fiscal year ended March 31, 2005, as compared to approximately $4,758,000 in the corresponding period. The increase is primarily attributable to additional advertising and promotional expenses associated with promoting our distribution segment and related branded product lines, including CarbSlim, Lean Protein and Oxylene. All insurance costs have increased, including health, general and product liability insurances; health insurance increased primarily due to an increase in the cost per employee and the number of employees;

in addition to external insurance market influences surrounding higher premium costs for all of the Company’s business segments based on our increasing sales revenues. Officer and employee salaries have increased in total based on increases in the number of personnel in addition to merit increases. Rents increased based on the additional warehousing and distribution square footage required with growing manufacturing and distribution segments. As a percentage of sales, selling, general and administrative expenses increased to 23.7% for the fiscal year ended March 31, 2005 from 20.7% in the corresponding period in 2004.

Other Income (Expense), Net. For the fiscal year ended March 31, 2005, the balance in other income/(expense), net, changed from other income, net in 2004 to other expense, net in 2005 changing approximately $391,000 or 168.8%, to $(159,000) as compared to $231,000 for the corresponding 2004 period. For the fiscal year ended 2005, the $159,000 was primarily comprised of $465,000 of interest expense as partially offset by other income of $306,000. Interest expense, net of interest income, increased approximately $305,000 to approximately $465,000 for the fiscal year ended March 31, 2005, from approximately $160,000 for the fiscal year ended March 31, 2004. The $305,000 net increase in interest expense was primarily due to the $5 million 6% convertible three-year term note closed during January 2004. Approximately 50% of the Company’s interest expense relates to the non-cash amortization of the debt discount based on the Black-Scholes valuation method applied to the three-year term note’s warrants. Interest income for the fiscal year ended March 31, 2005 was approximately $106,000 as compared to approximately $28,000 for the fiscal year ended March 31, 2004. The increase in interest income was due to the higher dollar amounts held in interest earning accounts at banks based with the source of the funds primarily being derived from our private placement funding received during February and March 2004. Of the $306,000 of other income, $175,000 represents the Company’s current minimum known estimatable and measurable business interruption loss amount that will be received upon full settlement of the insurance claim as of the date of this public filing with the Securities and Exchange Commission; however, as of March 31, 2005 through the date of the public filing, the final financial assessment has not been made by our Company or by our insurance company.

Income Taxes. At March 31, 2005, the Company had recorded $202,000 of deferred income tax benefit as compared to an income tax expense of $(312,800) for the fiscal year ended March 31, 2004. The deferred tax benefit was calculated based on temporary and permanent differences using the effective tax rates applied to our net loss amounts this fiscal year, changes in information gained related to underlying assumptions about the future operations of the Company as well as the utilization of available operating loss carryforwards.

Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation as of and for the year ended March 31, 2005. Management also believes that its business is not seasonal, however significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company has financed its operations through available borrowings under its credit line facilities, loans from within the Company, cash provided from operations and receipt of $15 million of gross private placement proceeds based on a $10 million 6% convertible preferred stock private placement together with a total of 412,500 warrants at exercise prices ranging from $6.29 to $8.51 exercisable through February 2011 and a $5 million convertible 6%, three-year term debt together with a total of 150,000 warrants at exercise prices ranging from $7.34 to $8.62 exercisable through January 2011 closed during the months of January 2004 through March 2004. Approximately $4,800,000 of the proceeds from the sale of the 6% convertible preferred stock were placed in a restricted account and pledged as collateral against any portion of such stock which has not been converted. During December 2004, the holders of the $5 million Series A convertible preferred stock converted all of their preferred shares outstanding in exchange for 800,000 of the Company’s $.01 par value common stock thus releasing the restrictions surrounding the $4.8 million cash received January 2004.

As a direct result of issuing warrants with the $5 million 6% convertible debt in January 2004, the Company recorded $932,365 discount on the three-year term note based on applying a Black-Scholes valuation which lowered the gross amount of the note payable with the $932,365 offset recorded within Additional Paid in Capital (“APIC”). The $932,365 discount will be straight-line amortized to interest expense over the three-year life of the note. As a direct result of issuing warrants with the $10 million 6% convertible preferred stock in February and March, the Company recorded a total of $3,580,963 discount on the $10 million 6% convertible preferred stock based on applying a Black-Scholes valuation which resulted in a net reclassification of $3,580,963 lowering retained earnings and increasing APIC. All Black-Scholes valuations referenced and related entries are noncash transactions. The Company had working capital of approximately $10,571,459 at March 31, 2005, inclusive of current portion of long-term obligations, as compared to a working capital of approximately $16,318,070 at March 31, 2004.

During March 2005, the Company negotiated with an international media company to exchange excess CarbSlim inventory for future credit for use on custom print, radio and television advertising. Based on the Company’s expansion into its own branded consumer product lines coupled with the decline in customer demand for low-carb products, this excess inventory was able to be redeemed with the media credits having a three-year life. The media credits were recorded based on the net cost of CarbSlim inventory that was exchanged.

Net cash used by operating activities was $(2,608,773) for the fiscal year ended March 31, 2005, as compared to net cash provided by operating activities of $469,493 for the fiscal year ended March 31, 2004. Cash used of $2,608,773 was primarily attributable to a net loss before preferred dividends of $(867,250) based on consolidated gross profits decreases of approximately $179,000, decreases in trade accounts payable representing net payments of approximately $303,000, changes in deferred taxes of $216,000, increased trade accounts receivable of approximately $632,000 based on increases in credit sales, and increases in inventory, including media credit purchases, of approximately $1.3 million in order to meet manufacturing and distribution open orders, prepaid expense payments, primarily for insurance premiums, represented approximately $181,000 and other asset purchases related to ANDAs of approximately $115,000 as partially offset by depreciation and amortization expense totaling $605,000 for the 2005 fiscal year, decreases in affiliate-trade accounts receivable, net, of approximately $264,000 based on net payments received on account and increases of $263,000 in accrued expenses surrounding operational expenses incurred.

Net cash used in investing activities was $(3,120,038) for the fiscal year ended March 31, 2005 as compared to the net cash used of $(770,429) for the fiscal year ended March 31, 2004. Investing activities represented the cash purchase of our corporate and manufacturing facility for $1.925 million during October 2004, R&D related purchases and upgrades of plant and laboratory equipment for generic drug manufacturing and distribution plant, Belcher Pharmaceuticals, of $719,606 with other equipment and machinery purchases totalling approximately $475,000.

Net cash used by financing activities was $(1,005,943) for the fiscal year ended March 31, 2005 as compared to cash provided by financing activities of $13,049,690 for the fiscal year ended March 31, 2004. The 2004 financing activity cash provided of $13,049,690 was primarily attributable to $15 million private placement and convertible debt funding. The $(1,005,943) of cash used was comprised of payments of long-term obligations of $798,000, purchase of 152,900 common shares of treasury stock for $696,000, $152,500 of preferred stock dividends, as partially offset by proceeds from stock option exercises of $278,000 and $308,000 related to the amortization of the convertible debt discount and proceeds from issuance of debt obligations of $60,000.

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

ITEM 7. FINANCIAL STATEMENTS

All financial information required by this Item is attached hereto beginning on Page 42.

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, directors and key employees and their ages and their respective positions as of March 31, 2005 were as follows:

Name	Age	Position
Jugal K. Taneja	61	Chairman of the Board and Director
Mihir K. Taneja	30	Chief Executive Officer, Secretary and Director
Kotha S. Sekharam, Ph.D	54	President and Director
Carol Dore-Falcone	40	Vice President, Chief Financial Officer and Director
Barry H. Dash, Ph.D	73	Director
Shan Shikarpuri	54	Director
George L. Stuart, Jr.	59	Director

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

CAROL DORE-FALCONE has served as our Vice President and Chief Financial Officer since August 1999. She has also served as Vice President and Chief Financial Officer of Dynamic from August 1999 until November 7, 2000. During March 2005, she was appointed as a board of director. Prior to joining us, Ms. Dore-Falcone was employed as an audit manager with Deloitte & Touche, Certified Public Accountants, where she had served in various capacities since January 1990. Ms. Dore-Falcone is a certified public accountant and holds a B.S. degree in Accounting from Montclair State University and an M.B.A. from the University of Tampa. Effective March 28, 2005 Ms. Dore-Falcone was nominated to the Company’s board of directors.

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

Compensation of Directors

We reimburse each of our directors for reasonable expenses incurred in attending meetings of our Board of Directors. Each non-employee director receives compensation in the form of a fee of $2,000 per quarter. Additionally, all directors are eligible to receive stock options under the Company’s 1999 Stock Option Plan, and directors who are also employees of the Company, or a subsidiary of the Company, are eligible to receive Incentive Stock Options when and as approved by the Board of Directors. During April 2001, the Company established a policy providing that all directors will receive 25,000 stock options per fiscal year if they attend at least two meetings in such fiscal year. Additionally, each member of a committee of the Board of Directors shall receive 5,000 additional stock options per fiscal year and the Chairman of the Board shall receive 10,000 stock options per fiscal year. The options granted under this policy to directors are exercisable in accordance with a three-year vesting schedule from date of grant, provided that should any director resign prior to the end of the relevant term of office, the options granted for during such fiscal term shall be immediately forfeited. During the fiscal year ended March 31, 2004 and 2005, 230,000 and 460,000 options, respectively, were granted to the directors.

Committees of the Board of Directors

The Board of Directors have formed the following committees with each of its respective members listed: Audit Committee consists of Mssrs. Stuart, Jr., and Shikarpuri, with Mssr. Shikarpuri representing the audit committee financial expert, Nominating Committee: Mssrs. Dash, Stuart and Shikarpuri, Executive Committee: Mssrs. Dash, Sekharam and M. Taneja with the compensation committee consisting of Mssrs. Dash, Stuart and Dore-Falcone.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2004 and 2005, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company’s Common Stock that failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 on a timely basis during fiscal year 2005.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain summary information with respect to the compensation paid to the Company’s Chief Executive Officer, President and Chief Financial Officer for services rendered in all capacities to the Company for the fiscal periods ended March 31, 2005, 2004 and 2003. Other than as listed below, the Company had no executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year:

SUMMARY COMPENSATION TABLE

	Annual Compensation						Long-Term Compensation
							Awards		Payouts
Name and Principal Position	Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award (shares)	Securities Underlying Options / SARs (#) (1)(2)(3)	LTIP Payouts ($)	All Other Compensation ($)
Mihir K. Taneja, Chief Executive Officer	2005 2004 2003	$ $ $	176,394 161,473 158,917	— — —	— — —	40,000 40,000 —	225,000 25,000 125,000	— — —	— — —

Kotha S. Sekharam, Ph.D., President	2005 2004 2003	$ $ $	134,254 99,160 91,951	— — —	— — —	30,000 25,000 —	175,000 25,000 75,000	— — —	— — —

Carol Dore-Falcone, Vice President and Chief Financial Officer	2005 2004 2003	$ $ $	134,369 120,560 118,149	— — —	— — —	20,000 20,000 —	100,000 — 50,000	— — —	— — —

(1)	On September 1, 2004, each of the officers were granted restricted common stock and common stock options by action of the Board of Directors. The stock options vest prorata over a three year period. The exercise price of the options for the September 1, 2004 grant was $4.55 as based on the closing price of the Company’s stock on the Nasdaq SmallCap Market the business date of the grant.
(2)	On June 20, 2002, each of the officers were granted common stock options by action of the Board of Directors. The options vest prorata over a three year period. The exercise price of the options for the June 20, 2002 grant was $0.85 as based on the closing price of the Company’s stock on the Nasdaq SmallCap Market the business date of the grant.
(3)	For Mssrs. M. Taneja and Sekharam, amounts presented for stock option awards include officer and board member option grants. April 1, 2002, 2003 and 2004 as a part of a board of directors’ compensation, Mssrs. M. Taneja and Sekharam received 25,000 options. The prices of the stock option grants at April 1, 2002 were equal to a price of $0.80 and at April 1, 2003, were equal to $0.80 and April 1, 2004 were equal to $6.15 based on the closing price of the Company’s stock on the Nasdaq SmallCap Market the business date of the grant and vest over a three-year period.

Employment Arrangements

During February 2004, effective April 1, 2004, the Company renewed all officers’ three-year employment agreements with Mihir K. Taneja, Chief Executive Officer, Kotha S. Sekharam, President, and Carol Dore-Falcone, Vice President and Chief Financial Officer, at annual salaries of $175,000, $135,000 and $130,000, plus benefits, respectively. In addition, the Company renewed the consulting agreement with the Chairman of the Board, Jugal K. Taneja, pursuant to which he is paid an annual fee of $200,000.

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

Employees

The following represents the employees’ common stock options outstanding as of March 31, 2005:

Option balance outstanding, March 31, 2004	507,219
Granted	200,000
Exercised	(39,300)
Forfeited	(34,719)

Option balance outstanding, March 31, 2005	633,200

On September 1, 2004, the board approved the grant of 200,000 options to Company employees. The exercise price of the granted options was $4.55 which was the closing price of the Company’s stock. Forfeited options represent options granted to one or more employees of record whose employment is terminated, voluntarily or involuntarily, and based on their termination date, such options were considered nonvested. As of March 31, 2005, of the 633,200 options outstanding, 351,134 options were vested with 282,066 options being nonvested.

The following represents the employees’ common stock options outstanding as of March 31, 2004:

Option balance outstanding, March 31, 2003	465,000
Granted	20,000
Exercised	(27,781)
Transfer in from Officer group	50,000
Forfeited	—

Option balance outstanding, March 31, 2004	507,219

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

Officers

The following represents the officers’ common stock options outstanding as of March 31,2005:

Option balance outstanding, March 31, 2004	323,333
Granted	450,000
Exercised	(3,400)
Forfeited	—

Option balance outstanding, March 31, 2005	769,933

On September 1, 2004, the board awarded the officers of the Company 450,000 options at an exercise price of $4.55 which was the closing price of the Company’s stock on the date of the grant.

As of March 31, 2005, of the 769,933 options outstanding, 319,933 of those options were vested with 459,000 options being nonvested.

The following represents the officers’ common stock options outstanding as of March 31,2004:

Option balance outstanding, March 31, 2003	400,000
Granted	—
Exercised	(26,667)
Transfer out to Employee group	(50,000)
Forfeited	—

Option balance outstanding, March 31, 2004	323,333

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

The following represents the nonemployee common stock options outstanding as of March 31, 2005:

Option balance outstanding, March 31, 2004	729,531
Granted	460,000
Exercised	(220,866)
Forfeited	(102,000)

Option balance outstanding, March 31, 2005	866,665

On April 1, 2004 the board of directors were granted 210,000 options at an exercise price of $6.15 based on the Company’s stock closing price on the date of grant. Forfeited options represent those options that were not vested upon resignation of one director and one consultant. As of March 31, 2005, of the 866,665 options outstanding, 134,332 of those options were vested with 732,333 options being nonvested.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2005, certain information concerning beneficial ownership of shares of Common Stock with respect to (i) each person known to the Company to own 5% or more of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the executive officers of the Company, and (iv) all directors and officers of the Company as a group:

Title Of Class	Name And Address Of Beneficial Owner (1)	Amount And Nature Of Beneficial Ownership (2)	Approximate Percent of Class (%)
Common	Jugal K. Taneja	1,820,701	20.7%
Common	Mihir K. Taneja	643,162	7.2%
Common	Kotha S. Sekharam, PhD	355,067	4.0%
Common	Carol Dore-Falcone	126,433	1.4%
Common	Joseph Zappala	1,269,160	14.6%
Common	Shan Shikarpuri, CPA	20,000	0.2%
Common	Barry H. Dash, PhD	20,000	0.2%
Common	George Stuart, Jr.	36,531	0.4%
Common	Carnegie Capital	582,537	6.7%
Common	Barclays Global Investors	561,483	6.5%
Common	All officers and directors as a group	3,604,431	38.7%

(1)	Except as noted above, the address for the above identified officers and directors of the Company is c/o GeoPharma, Inc., 6950 Bryan Dairy Road, Largo, Florida 33777.

33

(2)	Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them. Percentages are based upon the assumption that each shareholder has exercised all of the currently exercisable options he or she owns which are currently exercisable or exercisable within 60 days and that no other shareholder has exercised any options he or she owns.
(3)	The following factors have been taken into consideration in calculating the amount and nature of beneficial ownership in GeoPharma:

•	Dr. Kotha Sekharam’s beneficially owned shares include approximately 26,733 shares beneficially owned by Madhavi Sekharam, Dr. Sekharam’s wife, as to which Dr. Sekharam exercises no investment or voting power and disclaims beneficial ownership.

•	Jugal K. Taneja’s beneficially owned shares include approximately 359,206 shares beneficially owned by his wife Manju Taneja. Mr. Taneja exercises no investment or voting power over any of the shares owned by his wife, and disclaims beneficial ownership of those shares.

•	Jugal K. Taneja’s beneficially owned shares also include 582,537 shares beneficially owned by Carnegie Capital, Ltd, 347,938 shares beneficially owned by Bryan Capital Limited Partnership and approximately 60,855 shares beneficially owned by First Delhi Trust. Mr. Taneja is the general partner of both Carnegie Capital, Ltd. and First Delhi Trust, and holds sole voting and investment power over these shares. Bryan Capital Limited Partnership is indirectly owned by Dynamic Health Products, Inc., an affiliate, and who Jugal K. Taneja is the Chairman and CEO.

•	Joseph Zappala’s beneficially owned shares include 358,610 shares beneficially owned by Mr. Zappala’s wife and minor child.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into transactions and business relationships with certain of our officers, directors and principal stockholders or their affiliates. We believe that all of the transactions were on terms equal to those that we could have obtained from or extended to independent third parties.

Revenues: For the fiscal years ended March 31, 2005 and 2004, manufacturing revenues of approximately $414,073 and $704,769, respectively, were recorded from sales by the Company to subsidiaries or joint ventures of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the fiscal years ended March 31, 2005 and 2004, revenues of $0, and $41,392, respectively, were recorded from sales by the Company to DrugMax, Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the fiscal years ended March 31, 2005 and 2004, revenues of $348,156 and $852,018 respectively, were recorded from sales by the Company to Vertical Health Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder.

For the fiscal years ended March 31, 2005 and 2004, distribution revenues of approximately $22,176 and $0, respectively, were recorded from sales by the Company to subsidiaries or joint ventures of Dynamic Health Products and approximately $0 and $3,464, respectively, were recorded from sales by the Company to Vertical Health, Inc.

For the fiscal years ended March 31, 2005 and 2004, pharmacy benefit management revenues of approximately $11,437,659 and $5,937,473, respectively, were recorded from sales by the Company to CarePlus Health Plan, an affiliate of the Company’s former board member Mssr. Zappala. Our wholly-owned subsidiary, Go2PBMServices, Inc., derives 100% of its revenues from this contract.

Trade Accounts Receivable/ Trade Accounts Payable—Amounts due to affiliates and amounts due from affiliates represent balances owed by or amounts owed to the Company for sales occurring in the normal course of business. Amounts due to and amounts due from these affiliates are in the nature of trade payables or receivables and fluctuate based on sales volume and payments received.

As of March 31, 2005 and 2004, for the manufacturing segment, $51,460 and $245,535 was due from subsidiaries of Dynamic Health Products. $0 and $57,700, respectively, was due to DrugMax., $57,363 and $216,122 was due from Vertical Health, Inc.

As of March 31, 2005 and 2004, for the pharmacy benefit management segment, $743,801 and $725,514 was due from CarePlus Health.

Lease / Debt Obligations—For each of the years ended March 31, 2005 and 2004, rent expense of $128,529 and $220,334 was paid to Dynamic Health Products, Inc. Monthly rents were approximately $18,333 per month. The Company and Dynamic were parties to a ten-year, triple net operating lease that would have expired in the year 2009; however, on October 28, 2004 the Company purchased this leased facility for the independent appraised value of $1,925,000.

In September 1999, the Company issued 150,000 shares of redeemable series A preferred stock to Dynamic Health Care Products, Inc. in satisfaction of $1,500,000 of outstanding liabilities. The shares of preferred stock were subsequently transferred to JB Capital Corp., a company affiliated with our Chairman, Jugal K. Taneja. Holders of redeemable series A preferred stock vote together with the holders of common stock with respect to all matters as to which such shareholders vote, with each share of redeemable series A preferred stock entitled to one vote. In the event of liquidation, dissolution or winding-up of our operations, holders of redeemable series A preferred stock will be paid an amount equal to $10.00 per share of redeemable series A preferred stock before any payment is made with respect to our common stock. The redeemable series A preferred stock pays dividends at the rate of 10% per annum, which is cumulative from the date of issuance and payable quarterly commencing March 31, 2001. For the years ended March 31, 2004, $69,960 of accrued preferred dividends were paid to JB Capital Corp. During the year ended March 31, 2004, the holders had redeemed the all their remaining shares outstanding with no accrued dividends outstanding.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

The Company filed Form-8K with the Securities and Exchange Commission during the fiscal year ended March 31, 2005 through the date of this filing are as follows:

Date of Form-8K filing:	Filing Topic:
April 19, 2004	Nasdaq staff determination letter
April 26, 2004	Lawsuit settlement
June 14, 2004	Nasdaq listing qualification panel letter
October 28, 2004	Acquisition of property
December 3, 2004	Director resignation
March 28, 2005	Director appointment

Exhibits

The following Exhibits are filed as part of this Report:

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization dated June 12, 1998, effective June 15, 1998, by and among Nu-Wave Health Products, Inc., Nu-Wave Acquisition, Inc., Energy Factors, Inc., U.S. Diversified Technologies, Inc., Paul Santostasi, Chris Starkey, and Marvin Deutsch. **

3.1	Articles of Incorporation of Energy Factors, Inc., filed September 3, 1985.**

3.2	By-Laws of Energy Factors, Inc.**

3.3	Articles of Incorporation of Nu-Wave Acquisition, Inc., dated June 11, 1998 and filed June 12, 1998. **

3.4	Articles of Amendment to Articles Innovative changing name.**

3.5	Agreement with holder of Series A preferred stock dated as of March 25, 2002.**

3.6	Certificate of Designation of Series B preferred stock (2)**

4.1	Specimen Stock Certificate of the Company **

4.2	Form of Underwriters’ Warrant **

10.1	Promissory note in favor of Nu-Wave Health Products, Inc. from Energy Factors, Inc., dated May 13, 1998.**

10.2	Form of 1999 Stock Option Plan **

10.3	Innovative Health Products, Inc. 1999 Stock Option Plan.**

10.4	Form of Employment Agreement with Kotha S. Sekharam, Ph.D. **

10.5	Form of Employment Agreement with Mihir K. Taneja **

10.6	Form of Employment Agreement with Carol Dore-Falcone **

10.7	Lease of Company’s facility at 6950 Bryan Dairy Road, Largo, Florida 33777 **

10.8	Acquisition Agreement between Go2Pharmacy.com, Inc. (Florida) and Go2Pharmacy.com, Inc. (Delaware) **

10.9	Agreement between Go2Pharmacy.com, Inc. (Delaware) and CarePlus dated as of March 23, 2000.**

10.10	Agreement between Go2Pharmacy.com, Inc. (Delaware) and the Greater New York Health Care Association dated June 27, 2000. **

10.11	Consulting Agreement between Go2Pharmacy.com, Inc. and Joseph Zappala**

10.12	Promissory Note between Go2Pharmacy, Inc. and First Community Bank of America dated March 8, 2001 in the amount of $551,512 **

10.13	Revolving Line of Credit Promissory Note between Go2Pharmacy, Inc. and First Community Bank of America dated March 8, 2001 in the amount of $650,000**

10.14	Consulting Agreement with Jugal K. Taneja dated February 2001.**

10.15	Sublease and Consent**

10.16	Revolving line of Credit Promissory Note between Breakthrough Engineered Nutrition, Inc. and First Community Bank of America dated March 29, 2002 in the amount of $100,000**

Exhibit Number	Description
10.17	Revolving line of Credit Promissory Note between Innovative and First Community Bank of America dated March 2003 in the amount of $900,000.**

10.18	Securities Purchase Agreement between the Company and Laurus Master Fund, Ltd. dated as of January 30, 2004 (1)**

10.19	Registration Rights Agreement between the Company and Laurus Master Fund, Ltd. dated as of January 30, 2004.(1)**

10.20	Form of 6% Secured Convertible Term Notes between the Company and Laurus Mater Fund, Ltd. dated as of January 30, 2004.(1)**

10.21	Form of Common Stock Purchase Warrant between the Company and Laurus Master Fund, Ltd. dated as of January 30, 2004(1)**

10.22	Stock Pledge Agreement between the Company and Laurus Master Fund, Ltd. dated January 30, 2004(1)**

10.23	Subsidiary Guarantee between the Company and Laurus Master Fund, Ltd. dated January 30, 2004(1)**

10.24	Series A Bank Escrow Agreement between the Company and Laurus Master Fund, Ltd.(1)**

10.25	Security Agreement between the Company and Laurus Master Fund, Ltd.(1)**

10.26	Series A Securities Purchase Agreement between the Company and Laurus Master Fund, Ltd. dated as of February 10, 2004(1)**

10.27	Series A Registration Rights Agreement between the Company and Laurus Master Fund, Ltd. dated as of February 10, 2004(1)**

10.28	Form of Common Stock Purchase Warrant between the Company and Laurus Master Fund, Ltd. dated as of February 10, 2004(1)**

10.29	Securities Purchase Agreement between the Company, Midsummer Capital Ltd. and Omicron Master Trust dated as of March 5, 2004(2)**

10.30	Registration Rights Agreement between the Company, Midsummer Capital Ltd. and Omicron Master Trust dated as of March 5, 2004(2)**

10.31	Form of Common Stock Purchase Warrant between the Company, Midsummer Capital Ltd. and Omicron Master Trust dated as March 5, 2004(2)**

10.32	Media Credit Agreement between the Company and Icon International, Inc.

21.1	GeoPharma, Inc.—List of Subsidiaries.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

**	Previously filed
1.	Filed as an Exhibit to the Company’s Form 8-K dated as of January 30, 2004.
2.	Filed as an exhibit to the Company’s Form 8-K dated as of March 5, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by BBK, for professional services rendered for the audit of the Company’s annual financial statements included in the Company’s Annual Report on Form 10-KSB for the years ended March 31, 2005 and 2004 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB during such fiscal years were approximately $49,000 and $40,000 respectively.

Audit Related Fees. The Company did not engage BBK to provide professional services to the Company regarding audit related matters during the fiscal years ended March 31, 2005 and 2004.

Tax Fees. The aggregate fees billed by BBK, for professional services rendered for tax advice and related return preparation to the Company for both the years ended March 31, 2005 and 2004 were approximately $12,000 and $9,000, respectively.

All Other Fees. The aggregate fees billed by BBK for services rendered to the Company, other than the services covered above for both fiscal years ended March 31, 2005 and 2004 were $0.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 29, 2005 GEOPHARMA, INC.

/s/ Mihir K. Taneja,
Mihir K. Taneja,
Chief Executive Officer,
Secretary and Director

/s/ Kotha S. Sekharam, Ph.D
Kotha S. Sekharam, Ph.D
President and Director

/s/ Carol Dore-Falcone
Carol Dore-Falcone
Vice President, Chief Financial Officer (Chief Accounting Officer) and Director

In accordance with Exchange Act this report has been signed below by the following persons on behalf of the registrant in the capacities as on June 29, 2005.

/s/ Jugal K. Taneja
Jugal K. Taneja
Chairman of the Board of Directors

/s/ Barry H. Dash, PhD
Barry H. Dash, PhD
Director

/s/ George L. Stuart, Jr.
George L. Stuart, Jr.

/s/ Shan Shikarpuri
Shan Shikarpuri
Director

39

GEOPHARMA, INC.

AND SUBSIDIARIES

FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

GeoPharma, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of GeoPharma, Inc, and subsidiaries as of March 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal-control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GeoPharma, Inc. and subsidiaries as of March 31, 2005 and 2004 and the consolidated results of operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

BRIMMER, BUREK & KEELAN LLP

Certified Public Accountants

Tampa, Florida

June 09, 2005

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2005	March 31, 2004
Current assets:
Cash and cash equivalents	$6,433,011	$8,361,940
Cash, restricted	—	4,805,825
Certificate of deposit	425,927	418,991
Accounts receivable, net	2,256,189	1,674,312
Accounts receivable, other	586,164	376,000
Inventories, net	3,743,063	3,225,683
Prepaid expenses and other current assets	655,786	565,570
Due from affiliates	867,007	1,188,663
Deferred tax asset	38,000	—

Total current assets	$15,005,147	$20,616,984

Property, plant, leaseholds and equipment, net	4,485,767	1,813,430

Goodwill, net	728,896	728,896
Intangible assets, net	521,499	510,974
Media Credits, net	799,748	—
Other assets, net	130,886	84,932

Total assets	$21,671,943	$23,755,216

See accompanying notes to consolidated financial statements

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2005	March 31, 2004
Current liabilities:
Accounts payable	$1,759,512	$2,063,254
Current portion of long-term obligations	1,972,792	1,527,335
Accrued expenses and related party obligations	701,384	544,425
Deferred tax liability	—	163,900

Total current liabilities	$4,433,688	$4,298,914

Long-term obligations, less current portion	1,562,569	2,764,896

Total liabilities	$5,996,257	$7,063,810

Commitments and contingencies

Shareholders’ equity:
6% Convertible preferred stock, Series A, $.01 par value (10,000,000 shares authorized,-0- and 5,000,000 shares issued and outstanding (liquidation preference $0 and $5,000,000)	$—	$50,000
6% convertible preferred stock, Series B, $.01 par value (5,000 shares authorized, 5,000 shares issued and outstanding (liquidation preference $5,000,000)	50	50
Common stock, $.01 par value; 24,000,000 shares authorized; 9,181,481 and 7,989,551 shares issued and outstanding	91,815	79,896
Treasury stock (483,020 and 960 common shares, $.01 par value)	(4,830)	(10)
Additional paid-in capital	42,367,115	44,457,293
Retained earnings (deficit)	(26,778,464)	(27,895,823)

Total shareholders’ equity	$15,675,686	$16,691,406

Total liabilities and shareholders’ equity	$21,671,943	$23,755,216

See accompanying notes to consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2005	2004
Revenue
PBM (a related party activity)	$11,437,659	$5,936,176
Distribution	4,004,560	3,048,532
Manufacturing	11,685,484	13,884,052
Pharmaceutical	1,102,537	101,084

Total revenue	$28,230,240	$22,969,844
Cost of goods sold
PBM	11,177,585	5,618,699
Distribution	2,794,712	1,853,225
Manufacturing (exclusive of depreciation and amortization shown below)	8,168,262	9,518,136
Pharmaceutical	311,188	22,292

Total cost of goods sold	$22,451,747	$17,012,352
Gross profit
PBM	260,074	317,477
Distribution	1,209,848	1,195,307
Manufacturing	3,517,222	4,365,916
Pharmaceutical	791,349	78,792

Total gross profit	$5,778,493	$5,957,492
Selling, general and administrative expenses:
Selling, general and administrative expenses	6,071,411	4,310,711
Depreciation and amortization	605,697	447,582

Operating income (loss) before other income (expense)	$(898,615)	$1,199,199
Other income (expense):
Interest income (expense), net	(490,859)	(159,894)
Other income (expense), net	305,884	391,504

Total other income (expense)	$(184,975)	$231,610

Income (loss) before income taxes	$(1,083,590)	$1,430,809
Income tax benefit (expense)	201,898	(311,800)

Net income (loss)	$(881,692)	$1,119,009
Preferred stock dividends	521,762	111,890

Net income (loss) available to common shareholders	$(1,403,454)	$1,007,119

Basic income (loss) per share	$(0.17)	$0.13

Basic weighted average number of common shares outstanding	8,111,851	7,682,258

Diluted income (loss) per share	$(0.17)	$0.11

Diluted weighted average number of common shares outstanding	8,111,851	9,251,294

See accompanying notes to consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

MARCH 31, 2005

	Preferred Stock				Common Stock		Treasury Stock		Additional paid in capital	Retained earnings (deficit)	Total Shareholders’ equity (deficit)
	Shares		Dollars		Shares	Dollars	Shares	Dollars
	Series A	Series B	Series A	Series B
Balances at March 31, 2003	—	—	$—	$—	7,727,634	$77,276	(143,600)	$(1,436)	$29,840,208	$(25,321,979)	$4,594,066
Purchase of treasury shares	—	—	—	—	—	—	(14,360)	(144)	(4,856)	—	(5,000)
Issuance of Series A Preferred Stock	5,000,000	—	50,000	—					4,950,000		5,000,000
Issuance of Series B Preferred Stock	—	5,000	—	50					4,999,950		5,000,000
Payment of preferred stock private placement expenses	—	—	—	—	—	—	—	—	(381,594)	—	(381,594)
Grant of nonemployee stock options	—	—	—	—	—	—	—	—	155,149	—	155,149
Amortization of debt and preferred stock warrants	—	—	—	—	—	—	—	—	4,506,325	(3,580,960)	925,365
Issuance of stock awards	—	—	—	—	—	—	157,000	1,570	110,436	—	112,006
Exercise of stock options	—	—	—	—	261,917	2,620	—	—	281,675	—	284,295
Preferred stock dividend	—	—	—	—	—	—	—	—	—	(111,890)	(111,890)
Net income	—	—	—	—	—	—	—	—	—	1,119,009	1,119,009

Balances at March 31, 2004	5,000,000	5,000	$50,000	$50	7,989,551	$79,896	(960)	$(10)	$44,457,293	$(27,895,823)	$16,691,406

Purchase of treasury shares	—	—	—	—	—	—	(152,900)	(1,529)	(694,288)	—	(695,817)
Payment of preferred stock private placement expenses	—	—	—	—	—	—	—	—	(6,000)	—	(6,000)
Exercise of stock options	—	—	—	—	264,566	2,646	—	—	275,077	—	277,723
Amortization of debt and preferred stock warrants	—	—	—	—	—	—	—	—	684,187	(684,187)	—
Issuance of stock awards	—	—	—	—	—	—	160,000	1,600	112,686	—	114,286
Receipt of shares in a legal settlement	—	—	—	—	—	—	(500,000)	(5,000)	(3,200,000)	3,205,000
401(k) employee match	—	—	—	—	—	—	10,840	109	41,204	—	41,313
Preferred stock dividends (in cash and common stock)	—	—	—	—	73,339	733	—	—	343,439	(521,762)	(177,590)
Payment of convertible debt and interest	—	—	—	—	54,025	540	—	—	311,517	—	312,057
Conversion of Series A Preferred Stock	(5,000,000)	—	$(50,000)	—	800,000	8,000			42,000		—
Net loss	—	—	—	—	—	—	—	—	—	(881,692)	(881,692)

Balances at March 31, 2005	—	5,000	$—	$50	9,181,481	$91,815	(483,020)	$(4,830)	$42,367,115	$(26,778,464)	$15,675,686

See accompanying notes to consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31, 2005	March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(867,250)	$1,119,009
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
(Gain) loss on disposal of equipment	—	(2,857)
Depreciation, leasehold and intangible amortization	605,697	447,582
Amortization of stock option deferred compensation	37,865	65,568
Accrued interest income	(6,936)	(9,932)
Change in net deferred taxes	(216,342)	311,800
Changes in operating assets and liabilities:
Accounts receivable	(631,878)	(769,858)
Accounts receivable, other	(210,164)	(21,707)
Inventory	(517,380)	(1,084,974)
Prepaid expenses and other current assets	(181,271)	(268,456)
Other assets	(45,718)	(5,860)
Media credits, net	(799,748)	—
Accounts payable	(303,741)	1,143,544
Accrued expenses	263,568	149,008
Due from affiliates, net	264,525	(658,396)

Net cash provided (used) by operating activities	$(2,608,773)	$414,471

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, leaseholds and equipment	$(1,195,038)	$(790,429)
Purchase of land and building	(1,925,000)	—
Proceeds from disposal of equipment	—	20,000

Net cash used by investing activities	$(3,120,038)	$(770,429)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	$(695,817)	$(5,000)
Redemption of preferred stock to related party	—	(720,000)
Proceeds from stock option exercise	277,723	325,887
Proceeds from the redemption of certificate of deposit	—	294,883
Net change in credit lines payable	—	(846,016)
Proceeds from the convertible preferred stock	—	10,000,000
Proceeds from issuance of long-term obligations	60,301	5,214,257
Payments for private placement fees	(6,000)	(400,492)
Payments of long-term obligations	(798,105)	(755,836)
Amortization of debt discount to interest expense	308,455	53,897
Payment of preferred stock dividends	(152,500)	(111,890)

Net cash provided (used) by financing activities	$(1,005,943)	$13,049,690

Net increase (decrease) in cash	$(6,734,754)	$12,693,732
Cash at beginning of period	13,167,765	474,033

Cash at end of period	$6,433,011	$13,167,765

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$87,899	$122,586

Cash paid for taxes	$—	$15,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion value of preferred stock to common stock	$5,000,000	$—

Payment of preferred stock dividends with common stock	$344,172	$—

Payment of debt principal and interest with common stock	$312,057	$—

Equity reclassification related to warrants issued with the $10 million preferred stock	$684,187	$3,580,960

Debt discount related to warrants issued with the $5 million convertible debt	$—	$925,365

Accrued redeemable preferred stock redemption	$—	$450,000

Valuation of non-employee stock options granted	$—	$155,149

See accompanying notes to consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 and 2004

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

In April 2000, Breakthrough Engineered Nutrition, Inc. (“Breakthrough”), a Florida corporation, which also conducts distribution business as Delmar Labs, was formed as a wholly-owned subsidiary to market and distribute its own functional foods and dietary supplement product lines to national and mass retailers, wholesalers and other retail outlets stores using a network of brokers and distributors throughout the United States and Canada.

In September 2000, we formed a wholly-owned subsidiary, Belcher Pharmaceuticals, Inc. (“Belcher”), a Florida corporation, in order to manufacture and distribute private label over the counter products.

In March 2001, we formed a wholly-owned subsidiary, Go2PBM Services, Inc., (“PBM”), a Florida corporation, for the purpose of providing pharmacy benefit management services. PBM administers drug benefits for health maintenance organizations, insurance company plans, preferred provider organizations, self-insured corporate health plans and self-insured labor unions. As a pharmacy benefit manager, we manage all member benefits in low risk plans, while taking an exclusively administrative role in higher risk plans. Our administrative services include claim processing, network management and customer service. We have entered into an agreement to provide our pharmacy benefit management services to a New York State Health Maintenance Organization. Through the development of our manufacturing and pharmacy benefit management efforts, we intend to provide health plans and institutional customers with an efficient source for their pharmacy product needs.

In September 2002, we Florida-incorporated two wholly-owned distribution companies, IHP Marketing, Inc., which also does business as Archer Stevens Pharmaceuticals, and Breakthrough Marketing, Inc., which also does business as Bentley Labs, for the purpose of marketing and distributing additional proprietary brands to the public.

In February 2004, we incorporated a wholly-owned company, Belcher Capital Corporation (“Belcher Capital”), a Delaware corporation, as a result of a $10 million preferred stock and $5 million convertible debt private placement.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

The consolidated financial statements as of and for the year ended March 31, 2005 and 2004 include the corporate and manufacturing accounts of GeoPharma, Inc. (the “Company”), (“GeoPharma”), which is continuing to

47

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

do manufacturing business as Innovative Health Products, Inc. (“Innovative”), and its wholly-owned subsidiaries IHP Marketing, Breakthrough, Breakthrough Marketing, Belcher, Belcher Capital, and PBM. Significant intercompany balances and transactions have been eliminated in consolidation.

b. Industry Segment

In accordance with the provisions of Statement of Financial Accounting Standards No. 131, (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker (“CODM”) related to the allocation of resources and in the resulting assessment of the segment’s overall performance. The measure used by the Company’s CODM is a business segment’s gross profit. As of and for the year ended March 31, 2005 and 2004, the Company had four industry segments that accompany corporate: manufacturing, distribution, pharmacy benefit management and pharmaceutical. Each of the business segments total revenues for the fiscal years ended March 31, 2005 and 2004 are presented on the face of the statements of operations. The $21,671,943 of total assets as of March 31, 2005 were comprised of $6,352,631 attributable to corporate, $11,853,060 attributable to manufacturing, $2,573,787 attributable to distribution, $817,099 attributable to pharmacy benefit management and $75,366 attributable to pharmaceutical. The $23,755,216 of total assets as of March 31, 2004 were comprised of $13,093,519 attributable to corporate, $7,632,992 attributable to manufacturing, $1,909,822 attributable to distribution and $1,118,883 attributable to pharmacy benefit management and $65,268 for phamaceutical.

c. Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

e. Inventories

Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out method.

f. Property, Plant, Leasehold Improvements and Equipment

Depreciation is provided for using the straight-line method, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives (asset categories range from three to thirty-nine years). Leasehold improvements are amortized using the straight-line method over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Leased equipment under capital leases is amortized using the straight-line method over the lives of the respective leases or over the service lives of the assets, whichever is shorter, for those leases that substantially transfer ownership. Accelerated depreciation methods are used for tax purposes.

g. Intangible Assets

Intangible assets consist primarily of goodwill and intellectual property. Effective April 1, 2002 with the adoption of SFAS 142, “Goodwill and Other Intangibles”, intangible assets with an indefinite life, namely goodwill and the intellectual property, are not amortized. Intangible assets with a definite life are amortized on a straight-line basis with estimate useful lives ranging from 1 to 3 years. Indefinite lived intangible assets will be tested for impairment yearly and will be tested for impairment between the annual tests should an event occur or should circumstances change that would indicate that the carrying amount may be impaired. The Company has selected January 1, as the annual date to test these assets for impairment. The unamortized balance of goodwill as of the date of the initial test and still as of March 31, 2005 was $728,896 with the unamortized balance of the intellectual property for the same periods was $228,305. Based on the required analyses performed as of that annual test date, no impairment loss was required to be recorded for the fiscal year ended March 31, 2005 or 2004.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

h. Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There have been no impairment losses recorded as of and for the fiscal years 2005 and 2004.

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

j. Earning (Loss) Per Common Share

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. The effect of the preferred stock conversion, the convertible debt warrants and stock options are antidilutive at March 31, 2005 and are therefore excluded from the fully diluted calculation. Convertible debt and preferred stock warrants, officer, employee and nonemployee stock options and warrants are considered potentially dilutive and are included in the fully diluted share calculation at March 31, 2004. The reconciliation between basic and fully diluted shares are as follows:

	Fiscal Years Ended March 31,
	2005	2004
Net income (loss) per share — basic
Net income (loss)	$(1,619,794)	$1,007,119

Weighted average shares — basic	8,111,851	7,682,258

Net income (loss) per share — basic	$(0.20)	$0.13

Net income (loss) per share — diluted:
Net income (loss)	$(1,619,794)	$1,007,119

Weighted average shares outstanding — basic	8,111,851	7,682,258
Effect of preferred stock prior to conversion	—	—
Effect of preferred stock and convertible debt warrants prior to conversion	—	—
Dilutive effect of stock options	—	1,509,837
Effect of convertible term note	—	59,199

Weighted average shares — diluted	8,111,851	9,251,294

Net income (loss) per share — diluted	$(0.20)	$0.11

k. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at March 31, 2005 and 2004, as well as the reported amounts of revenues and expenses for the fiscal years ended March 31, 2005 and 2004. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

l. Concentration of Credit Risk

Concentrations of credit risk with respect to trade accounts receivable are limited due to the distribution of sales over a large customer base as of March 31, 2005 and 2004. For the year ended March 31, 2005, two customers, Spectrum Group and CarePlus Health accounted for 11.2% and 40.5% in relation to total consolidated revenues. For the year ended March 31, 2004, two customers, CarePlus Health and Metabolife International accounted for 25.9% and 14.4% in relation to total consolidated revenues. The Company has no concentration of customers within specific geographic areas outside the United States that would give rise to significant geographic credit risk.

As of March 31, 2005 and 2004 the Company maintained cash balances in excess of federally insured limits of approximately $6,500,000 and $13,000,000, respectively.

m. Revenue Recognition

In accordance with SAB 101, Revenue Recognition, revenues are recognized by the Company when the merchandise is shipped which is when title and risk of loss has passed to the customer.

n. Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $391,141, and $107,810 for the years ended March 31, 2005 and 2004, respectively.

o. Research and Development Costs

Costs incurred to develop our generic pharmaceutical products for the Company are expensed as incurred and charged to research and development (“R&D”). R&D expenses for the years ended March 31, 2005 and 2004 were $262,916 and approximately $544,000 respectively.

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

Long-term Obligations: The fair value of the Company’s fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At March 31, 2005 and 2004, the fair value of the Company’s long-term obligations approximated its carrying value.

Credit Lines Payable: The carrying amount of the Company’s credit lines payable approximates fair market value since the interest rate on these instruments corresponds to market interest rates.

q. Reclassifications

Certain reclassifications have been made to the financial statements as of and for the fiscal year ended March 31, 2004 to conform to the presentation as of and for the year ended March 31, 2005.

r. Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123 allows companies which have stock-based compensation arrangements with employees to adopt a new fair-value basis of accounting for stock options and other equity instruments, or to continue to apply the existing accounting required by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company intends to continue to account for stock-based compensation arrangements under APB Opinion No. 25. The Company has also adopted the disclosure

50

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provisions of SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure.” This pronouncement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. The additional required disclosure is found in Note 14.

s. Accounting for Financial Instruments

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

NOTE 3—ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consist of the following:

	March 31,
	2005	2004
Trade accounts receivable	$2,364,117	$1,740,125
Less allowance for uncollectible accounts	(107,928)	(65,813)

	$2,256,189	$1,674,312

As of March 31, 2005, the total accounts receivable balance of $2,364,117 includes $1,892,666 related to the Company’s manufacturing segment, $471,451 related to the Company’s distribution segment. As of March 31, 2004, the total accounts receivable balance of $1,740,125 includes $1,340,733 related to the Company’s manufacturing segment and $399,392 related to the Company’s distribution segment.

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

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—ACCOUNTS RECEIVABLE, OTHER

On August 27, 2002, a commercial building where one of our manufacturing facilities is located, was involved in a fire. Although this fire was not in our leased space, nor was the fire caused by the Company or any of its related parties, our facility was exposed to and incurred smoke and water damage. The company that had the fire is not a related party. The Company has adequate insurance coverage that covers replacement cost of the facilities’ contents which includes inventory and leasehold improvements, in addition to business interruption insurance which covers lost profits based on certain coverage formulas and policy limits. As of March 31, 2005, the final financial assessment has not been made by our insurance company. The Company has a $5,000 deductible for each policy, or $10,000 in total for both policies, that the Company believes it will also be able to recoup these deductibles since the claim has been assessed by our insurance company as subrogatable against the other non-related company who is at fault.

As of March 31, 2005 and 2004, included within accounts receivable-other, the Company has recorded the minimum net amounts due from the party who has caused the fire that are quantifiable, measurable and deemed collectible, in the amount of $500,000 and $325,000, respectively, that are comprised of additional amounts due and approved for losses already incurred as caused by our business interruption. For the fiscal year ended March 31, 2005 and 2004, amounts recorded in other income/(expense), net, were approximately $175,000 and $325,000.

NOTE 5—INVENTORIES, NET

Inventories, net, consist of the following:

	March 31,
	2005	2004
Processed raw materials and packaging	$3,050,858	$1,955,559
Work in process	225,086	514,816
Finished goods	502,067	755,308

	$3,778,011	$3,225,683
Less reserve for obsolescence	(34,948)	—

	$3,743,063	$3,225,683

As of March 31, 2005, the total inventory balance of $3,778,011 includes $2,939,459 related to the Company’s manufacturing segment, $763,186 related to the Company’s distribution segment and $75,366 as related to the pharmaceutical segment. As of March 31, 2004, the total inventory balance of $3,225,683 includes $2,110,605 as related to the Company’s manufacturing segment, $1,049,810 related to the company’s distribution segment and $65,268 related to the Company’s pharmaceutical segment. In addition, for the manufacturing segment, approximately $446,583 and $382,764 of factory overhead has been capitalized in inventory as of March 31, 2005 and 2004, respectively.

52

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—PROPERTY, PLANT, LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET

Property, plant, leasehold improvements and equipment, net, consists of the following:

	March 31,
	2005	2004
Land	$579,767	$—
Building and building improvements	1,387,974	—
Machinery and equipment	3,222,845	2,236,612
Furniture, fixtures and equipment	488,536	404,924
Leasehold improvements	838,983	665,476

	$6,518,105	$3,307,012
Less accumulated depreciation and amortization	(2,032,338)	(1,493,582)

	$4,485,767	$1,813,430

Depreciation and leasehold amortization expense totaled $538,755 and $437,574 for the years ended March 31, 2005 and 2004, respectively primarily attributable to manufacturing and corporate depreciable assets.

The Company purchased one of our two manufacturing facilities from Dynamic, a related party, (See note 12), for $1.925 million on October 28, 2004. For each of the years ended March 31, 2005 and 2004, total rent expense was $457,782 and $392,302. Included in the $457,782 and $392,302 of rent expense, amounts paid to Dynamic were approximately $128,529 and $220,000, respectively.

NOTE 7—GOODWILL, NET

Goodwill, net, consists of the following:

	March 31,
	2005	2004
Goodwill	$901,727	$901,727
Less accumulated amortization	(172,831)	(172,831)

	$728,896	$728,896

As of March 31, 2005 and 2004, goodwill represented an intangible asset attributable to the manufacturing segment. Goodwill is analyzed each January 1 for impairment as it has an indeterminant life. Based on the Company’s analyses performed, no impairment losses were required to have been recorded during the fiscal years ended March 31, 2005 and 2004.

NOTE 8—INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	March 31,
	2005	2004
Loan and lease costs	$200,525	$200,525
Intellectual property	295,696	295,696
Generic drug ANDAs	115,500	—
Deferred compensation expense	155,150	155,150
Patents	9,129	—

	$776,000	$651,371
Less accumulated amortization	(254,501)	(140,397)

	$521,499	$510,974

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2005 and 2004, loan and lease costs, and patents represented identifiable intangible assets attributable to the manufacturing segment with the intellectual property balance, not identifiable related to service life, is an intangible attributable to the distribution segment. The deferred compensation expense, and the lease and loan costs, and the patents are amortized based on their useful life as determined by the life of the option for deferred compensation expense; over the life of the directly-related loan or lease and over the lives of the patents.

As there is an indeterminant life as related to the intellectual property and the Generic drug ANDAs, this asset is analyzed each January 1 for impairment. Based on that analysis, no impairment loss was required to be recorded as of or for the fiscal year ended March 31, 2005 or 2004.

NOTE 9 – MEDIA CREDITS, NET

Media credits, net, consist of the following:

	March 31,
	2005	2004
Media credits	$1,269,350	$—
Deferred revenue	(469,602)	—

	$799,748	$—

During March 2005, the Company negotiated with an international media company to exchange excess CarbSlim inventory for future credit for use on custom print, radio and television advertising. Based on the Company’s distribution segment expansion into its own branded consumer product lines coupled with the decline in customer demand for low-carb products, this excess inventory was able to be redeemed with the media credits having a three-year life. The media credits were recorded based on the net cost of CarbSlim inventory that was exchanged.

NOTE 10—OTHER ASSETS, NET

Other assets, net, consist of the following:

	March 31,
	2005	2004
Deposits	$74,233	$73,753
Other assets	85,282	61,179

	159,515	134,932
Less allowance for uncollectible accounts	(28,629)	(50,000)

	$130,886	$84,932

As March 31, 2005 and 2004, other assets, net are attributable to the manufacturing segment. As of March 31, 2005, Other assets consisted of approximately $70,000 of two customers’ returned checks. Although the Company has begun legal action against the two customers, an allowance of $28,629 has been established. The Company intends to continue to pursue collection efforts until such time that management has deemed collection efforts as futile based on ongoing cost versus benefit analyses. Other assets at March 31, 2004 consisted of a note receivable that was a previous trade accounts receivable that had been converted to a note, from nonaffiliated third party. The $50,000 note, in addition to $11,179 in accrued interest, went into default and thus had to be fully reserved although the court rendered a judgment in the Company’s favor as negotiations have failed. The note, the interest and the related allowance was written off during the fiscal year ended March 31, 2005.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:

	March 31,
	2005	2004
6% Convertible Term Note, due in monthly principal payments of $151,515.15 July 1, 2004, interest due monthly beginning on March 1, 2004, net of the debt discount for warrants issued of $563,014 and $871,468 as of March 31, 2005 and 2004.	$3,376,381	$4,128,532
Other	—	163,699

	$3,376,381	$4,292,231
Less current maturities	(1,813,812)	(1,527,335)

	$1,562,569	$2,764,896

The $3,376,381 of total debt outstanding as of March 31, 2005 relates to corporate. Of the $4,292,231 of total debt outstanding as of March 31, 2004, $4,174,672 relates to corporate with the balance of $117,559 attributable to the manufacturing segment. On January 30, 2004, the Company entered into a Securities Purchase Agreement with a Master Fund under which we borrowed $5,000,000 principal in accordance with a 6% Secured Convertible Term Note due January 29, 2007 together with warrants issued to purchase a total of 150,000 shares of common stock; 75,000 warrants are at a price equal to $7.34, 50,000 warrants are at a price equal to $7.98 and 25,000 warrants at a price equal to $8.62. In accordance with the provisions of EITF 00-27, Black-Scholes valuations were performed on the 150,000 warrants resulting in a gross debt discount of $932,365 which will be amortized over the term of the debt, or 36 months, to interest expense. All warrants are exercisable until January 29, 2011. $1,206,756 of the proceeds were used to immediately payoff the Company’s outstanding credit lines and a term note payable with another bank. The conversion price of the 6% Secured Convertible Term Note is $6.25 per share. The Company has granted a security interest in all of its assets until such time that the Principal Term Note is satisfied. The principal and the interest can be paid in cash or in common stock at the Company’s option. A 1% surcharge will be assessed to the Company if the principal is paid in cash. If the interest of the principal is paid with the Company’s common stock, the value of the common stock will be determined based on the volume weighted average price (VWAP) of the common stock for the ten trading days immediately preceeding the due date.

At March 31, 2005, aggregate maturities of long-term obligations are as follows:

Year ending March 31,
2006	$1,813,812
2007	1,813,812
2008	311,771
2009	—
2010	—
Thereafter	—

$3,939,395
Less debt discount	(563,014)

$3,376,381

NOTE 12—RELATED PARTY TRANSACTIONS

The Company has entered into transactions and business relationships with certain of our officers, directors and principal stockholders or their affiliates. We believe that all of the transactions were on terms equal to those that we could have obtained from or extended to independent third parties.

Revenues: For the fiscal years ended March 31, 2005 and 2004, manufacturing revenues of approximately $414,073 and $704,769, respectively, were recorded from sales by the Company to subsidiaries or joint ventures of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the fiscal years ended March 31, 2005 and 2004, revenues of $0, and $41,392, respectively, were recorded from sales by the Company to DrugMax, Inc., an affiliate of the Company, and

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the fiscal years ended March 31, 2005 and 2004, revenues of $348,156 and $852,018 respectively, were recorded from sales by the Company to Vertical Health Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder.

For the fiscal years ended March 31, 2005 and 2004, distribution revenues of distribution revenues of approximately $22,176 and $0, respectively, were recorded from sales by the Company to subsidiaries or joint ventures of Dynamic Health Products and approximately $0 and $3,464, respectively, were recorded from sales by the Company to Vertical Health, Inc.

For the fiscal years ended March 31, 2005 and 2004, pharmacy benefit management revenues of approximately $11,437,659 and $5,937,473, respectively, were recorded from sales by the Company to CarePlus Health Plan, an affiliate of the Company’s previous board member Mssr. Zappala. Our wholly-owned subsidiary, Go2PBMServices, Inc., derives 100% of its revenues from this contract.

Trade Accounts Receivable/ Trade Accounts Payable—Amounts due to affiliates and amounts due from affiliates represent balances owed by or amounts owed to the Company for sales occurring in the normal course of business. Amounts due to and amounts due from these affiliates are in the nature of trade payables or receivables and fluctuate based on sales volume and payments received.

As of March 31, 2005 and 2004, for the manufacturing segment, $51,460 and $245,535 was due from subsidiaries of Dynamic Health Products. $0 and $57,700, respectively, was due to DrugMax., $57,363 and $216,122 was due from Vertical Health, Inc.

As of March 31, 2005 and 2004, for the pharmacy benefit management segment, $743,801 and $725,514 was due from CarePlus Health.

Lease / Debt Obligations—For each of the years ended March 31, 2005 and 2004, rent expense of $128,529 and $220,334 was paid to Dynamic Health Products, Inc. Monthly rents were approximately $18,333 per month. The Company and Dynamic were parties to a ten-year, triple-net operating lease that would have expired in the year 2009; however, on October 28, 2004 the Company purchased this leased facility for the independent appraised value of $1,925,000.

In September 1999, the Company issued 150,000 shares of redeemable series A preferred stock to Dynamic Health Care Products, Inc. in satisfaction of $1,500,000 of outstanding liabilities. The shares of preferred stock were subsequently transferred to JB Capital Corp., a company affiliated with our Chairman, Jugal K. Taneja. Holders of redeemable series A preferred stock vote together with the holders of common stock with respect to all matters as to which such shareholders vote, with each share of redeemable series A preferred stock entitled to one vote. In the event of liquidation, dissolution or winding-up of our operations, holders of redeemable series A preferred stock will be paid an amount equal to $10.00 per share of redeemable series A preferred stock before any payment is made with respect to our common stock. The redeemable series A preferred stock pays dividends at the rate of 10% per annum, which is cumulative from the date of issuance and payable quarterly commencing March 31, 2001. For the years ended March 31, 2004, $69,960 of accrued preferred dividends were paid to JB Capital Corp. For the year ended March 31, 2004, the holders had redeemed 72,000 shares representing all of their remaining shares outstanding having no accrued dividends outstanding.

NOTE 13—INCOME TAXES

Income taxes for the years ended March 31, 2005 and 2004 differ from the amounts computed by applying the effective income tax rates to income before income taxes as a result of the following:

	March 31,
	2005	2004
Computed tax expense at the statutory rate (37.63%)	$(407,800)	$538,414
Increase (decrease) in taxes resulting from:
Effect of permanent differences:
Goodwill and other permanent differences	111,000	(190,129)
Effect of temporary differences:
Accruals and allowances	(13,500)	(15,865)
Depreciation	(1,600)	(88,485)
Net operating loss	(154,442)	(243,935)
Valuation allowance	250,000	—

Change in deferred tax	$(216,342)	$311,800

Income tax (benefit) expense	$(216,342)	$311,800

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences that give rise to deferred tax assets and liabilities are as follows:

	March 31,
	2005	2004
Deferred tax assets:
Bad debts	$52,300	$43,600
Inventories	13,200	—
Accrued vacation	23,100	16,800
Deposits	42,000	68,000
Amortization	—	65,300
Research credit carryforward	85,000	49,100
Net operating loss carryforwards	518,500	7,800

	$734,100	$250,600
Valuation Allowance	(250,000)	—

Deferred tax asset	$484,100	$250,600

Deferred tax liabilities:
Fixed asset basis differences	$(403,200)	$(398,900)
Amortization	(42,900)	(15,600)

	$(446,100)	$(414,500)

Net deferred tax asset (liability) recorded	$38,000	(163,900)

A valuation allowance has been established in the amount of $250,000 to reduce the gross deferred tax asset from $734,100 to $484,100 as it is more likely than not that this portion of the deferred asset can be recognized in the future.

At March 31, 2005 and 2004, the Company has a tax net operating loss carryforward of approximately $1,200,000 and $20,697 to offset future taxable income. In addition, the Company has research and development credit carryforwards of approximately $85,000 and $43,000 to offset future tax liability. The tax net operating loss and research and development credit carryforwards begin to expire in 2021.

NOTE 14—SHAREHOLDERS’ EQUITY

Common Stock

As of March 31, 2005 and 2004, the number of shares of $.01 par value Common Stock outstanding was 9,181,481 and 7,989,551 before treasury shares of 483,020 and 960 for the same periods. The increase in common shares outstanding is a direct result of stock option exercises, preferred stock conversion, payment of preferred stock dividends, payment of convertible debt principle and interest, and employee stock awards as partially offset by the Company’s purchase of treasury stock. During October 2004, the Company purchased 152,900 shares and recorded such shares as treasury stock thus adjusting the total shares outstanding as of March 31, 2005. On September 1, 2004, the Company’s management was awarded a total of 160,000 restricted shares from the treasury shares held by the Company and as a direct result of such grant, recorded a non-cash compensation expense of approximately $114,286 included within selling, general and administrative expenses. During February 2004, the Company’s management was awarded a total of 157,000 restricted shares from the treasury shares held by the Company and as a direct result of such grant, recorded a non-cash compensation expense of $112,000 included within selling, general and administrative expenses.

During the fiscal year ended March 31, 2005, 1,110,000 employee, officer and nonemployee stock options were granted with 264,566 employee, officer and nonemployee stock options exercised. During the fiscal year ended March 31, 2004, 550,000 employee and nonemployee stock options were granted with 261,917 employee and nonemployee stock options exercised. See further consideration of the stock options below.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Preferred Stock

On February 10, 2004, we entered into a Securities Purchase Agreement with a Master Fund under which we issued 5,000,000 shares of, 6% Series A Convertible Preferred Stock of one of our wholly owned subsidiaries, Belcher Capital Corporation together with warrants to purchase 150,000 shares of the company’s common stock for $5,000,000; 75,000 warrants are at a price equal to $7.25, 50,000 warrants are at a price equal to $7.88 and 25,000 warrants at a price of $8.51. All of the warrants are exercisable until February 10, 2011. The 6% Series A Convertible Preferred Stock is convertible into the Company’s common stock. The conversion price of the preferred stock is $6.25 per share. The series A convertible preferred stock has a liquidation value of $1 per share. During December 2004, the holders of the series A convertible preferred stock converted all preferred shares outstanding in exchange for 800,000 shares of the Company’s common stock. No warrants were exercised during the fiscal year ended March 31, 2005 or 2004.

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

As a direct result of issuing warrants with the $5 million 6% convertible debt in January, the Company recorded $932,365 discount on the three-year term note based on applying a Black-Scholes valuation which lowered the gross amount of the note payable with the $932,365 offset recorded within Additional Paid in Capital (“APIC”). The $932,365 discount will be straight-line amortized to interest expense over the three-year life of the note. As a direct result of issuing warrants with the $10 million 6% convertible preferred stock in February and March, the Company recorded a total of $3,580,960 discount on the $10 million 6% convertible preferred stock based on applying a Black-Scholes valuation which resulted in a net reclassification of $684,187 and $3,580,960 as of March 31 2005 and 2004 which reduced retained earnings and increased APIC. All Black-Scholes valuations referenced and related entries are noncash transactions.

58

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Range ofExercisePrices	Warrants	Outstanding		Warrants	Exercisable
	Number Outstanding 03/31/05	Weighted Average Remaining Contractual Life (years)	Weighted Average Price 03/31/05	Options exercisable at March 31, 2005	Weighted Average Exercise Prices
$6.29-$8.62	562,500	7	$7.19	562,500	$7.19

Stock Option Plan

On September 30, 1999, the Company adopted a Stock Option Plan, which provides for the grant to employees of incentive or non-qualified options to purchase up to 1,000,000 shares of Common Stock; on May 18, 2004, based on a majority shareholder vote, the plan was increased by 500,000, for a total of 1,500,000. The exercise price represents the closing price of the Company’s Common Stock at the time of the grant. All outstanding options vest equally over three years or sooner upon the change in control of the Company. Options granted under the Plan expire not later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment.

The Non-Employee Plan

The Non-Employee Plan originally provided for the grant of nonqualified stock options to purchase up to 500,000 shares of Common Stock to members of the Board of Directors who are not employees of the Company. On May 18, 2004, the shareholders approved the amendment to the Plan increasing the total shares to 1,000,000. On the date on which a new non-employee director is first elected or appointed, he will automatically be granted options to purchase 25,000 shares of Common Stock for each year of his initial term. All options have an exercise price equal to the fair market value of the Common Stock on the date of grant. The options vest over a three-year vesting schedule with the first year’s vesting period ending one year from date of grant. 300,000 of the 530,000 non employee options granted during the fiscal year ended March 31, 2004 qualified for valuation using Black-Scholes and the Company recorded a gross deferred asset of $155,000 to which approximately $40,000 and $66,000 was amortized to compensation expense for the years ended March 31, 2005 and 2004. This valuation and related expense was required under SFAS 123 treatment for nonemployee consultants. The following summarizes the non-employee common stock options outstanding as of March 31, 2005 and 2004:

	2005		2004
Non-Employee Stock Options	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	729,531	$3.06	457,000	$1.38
Granted	460,000	$5.28	530,000	$3.67
Exercised	(220,866)	$(2.97)	(207,469)	$(1.08)
Forfeited	(102,000)	$(2.64)	(50,000)	$(1.00)

Outstanding, end of year	866,665	$4.31	729,531	$3.06

Options vested, end of year	134,332	$1.52	120,198	$1.88

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Employee Plan

The following table summarizes information about the employee stock option activity for the years ended March 31, 2005 and 2004:

	2005		2004
Employee Stock Options	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	507,219	$1.71	465,000	$1.38
Granted	200,000	$4.55	20,000	$2.99
Exercised	(39,300)	$(0.85)	(27,781)	$(0.85)
(Forfeited)/ transferred in	(34,719)	$(1.59)	50,000	$0.85

Outstanding, end of year	633,200	$2.46	507,219	$1.71

Options vested, end of year	351,134	$1.57	287,219	$1.81

During the fiscal year ended March 31, 2005, September 1, 2004, the board of directors approved the granting of 200,000 options to be allocated amongst the Company’s employees of record as of that date. The exercise price of the options is $4.55 based on the closing price the day of the grant. Grants were allocated based on years if service and salary. Only 20,000 options were granted during fiscal year 2004 to an employee as a hiring incentive. The exercise price was $2.99 based on the closing price the date of hire, August 29, 2003. The 50,000 options reflected as a transfer in was a grant originally included in the June 2002 officers’ grant but was reclassified as an employee grant.

	2005		2004
Officer Stock Options	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	323,333	$1.62	400,000	$1.28
Granted	450,000	$4.55	0	$0
Exercised	(3,400)	$(0.85)	(26,667)	$(0.85)
Forfeited or transferred	—	—	(50,000)	$(0.85)

Outstanding, end of year	769,933	$1.71	323,333	$1.62

Options vested, end of year	319,933	$1.41	190,000	$1.30

On September 1, 2004, the board of directors approved the granting a total of 450,000 to be allocated to each of the Company’s officers of record as of that date. The exercise price was $4.55 per share based on the closing price on the date of grant.

Employee Stock Options

The weighted-average fair value of options granted for the years ending March 31, 2005 and 2004 was $4.36 and $1.59. The estimated fair value for the above options was determined using the Black-Scholes method with the following weighted-average assumptions used for grants in 2005 and 2004 were as follows:

	2005	2004
Dividend Yield	0.00%	0.00%
Option Term	10 years	10 years
Expected volatility	122.39%	127.1%
Risk-free interest rate	4.13%	3.54%

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Officers’ Stock Options

The weighted-average fair value of options granted for the years ending March 31, 2005 and 2004 was $4.68, (no officer options were granted during fiscal year ended March 31, 2004). The estimated fair value for the above options was determined using the Black-Scholes method with the following weighted-average assumptions used for grants in 2005 and 2004:

	2005	2004
Dividend Yield	0.00%	0.00%
Option Term	10 years	10 years
Expected volatility	120.92%	127.1%
Risk-free interest rate	4.62%	3.54%

The Company has adopted only the disclosure provision of SFAS No. 123, as it related to employee awards. APB No. 25 is applied in accounting for the plan. Accordingly, no compensation expense is recognized related to the employee and nonemployee director stock based compensation plans although, $40,000 and $66,000 compensation expense has been included in the results from operations for the fiscal year ended March 31, 2005 and 2004 for nonemployee consultants granted stock options under the Company’s nonemployee stock option plan. The pro forma net earnings (loss) per common share, if the Company had elected to account for its employee and nonemployee director plan consistent with the methodology prescribed by SFAS No. 123, are shown in the following:

	2005	2004
Net income (loss):
As reported	$(1,403,454)	$1,007,119

Pro forma	$(2,721,616)	$745,175

Net income per common share:
Basic income (loss) per share:
As reported	$(0.17)	$0.13

Pro forma	$(0.34)	$0.10

Diluted income (loss) per share:
As reported	$(0.17)	$0.11

Pro forma	$(0.34)	$0.08

	Options	Outstanding		Options	Exercisable
Range of Exercise Prices	Number Outstanding 03/31/05	Weighted Average Remaining Contractual Life (years)	Weighted Average Price 03/31/05	Options exercisable at March 31, 2005	Weighted Average Exercise Prices
$0.80 - $2.00	1,099,798	6.28	$1.36	805,399	$1.38
$2.99 - $4.55	930,000	9.00	$4.54
$5.00 - $6.44	240,000	9.00	$6.19

$0.80 - $6.44	2,269,798	9.09	$3.17	805,399	$1.38
	Options	Outstanding		Options	Exercisable
Range of Exercise Prices	Number Outstanding 03/31/04	Weighted Average Remaining Contractual Life (years)	Weighted Average Price 03/31/04	Options exercisable at March 31, 2004	Weighted Average Exercise Prices
$0.80 - $2.00	1,429,981	7.28	$1.36	597,417	$1.59
$2.99 - $4.49	50,000	10.00	$4.03
$5.00 - $6.44	80,000	10.00	$5.63

$0.80 - $6.44	1,559,981	9.09	$3.67	597,417	$1.59

NOTE 15—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating leases for facilities and certain machinery and equipment that expire at various dates through 2009. Certain leases provide an option to extend the lease term. Certain leases provide for payment by the Company of any increases in property taxes, insurance, and common area maintenance over a base amount and

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

others provide for payment of all property taxes and insurance by the Company. Future minimum lease payments, by year and in aggregate under non-cancelable operating leases, consist of the following at March 31, 2005:

Year ending March 31,
2006	$386,481
2007	386,481
2008	386,481
2009	386,481
2010	386,481
Thereafter	772,962

$2,705,367

Litigation

In December 2004 and January 2005 five securities class action lawsuits were filed in the Federal District Court, Southern District of New York against GeoPharma and certain of its officers, alleging violations of federal securities laws in connection with certain press releases issued by the Company relating to Belcher Pharmaceuticals’ planned introduction of Mucotrol: Mat eVentures v. Kotha Sekharam and GeoPharma, Inc. (SDNY 04 Civ. 9463); Moshayedi v. GeoPharma, Inc., Jugal Taneja, Mihir Taneja, and Kotha Sekharam (SDNY 04 Civ. 9736); Sarno v. Mihir Taneja, Kotha Sekharam, and GeoPharma, Inc. (SDNY 04 Civ. 9975); Farwell v. Kotha Sekharam and GeoPharma, Inc. (SDNY 05 Civ. 188); and Taylor v. Kotha Sekharam and GeoPharma, Inc. (SDNY 05 Civ. 258). Plaintiffs, on behalf of themselves and all others similarly situated, seek unspecified damages allegedly suffered in connection with their respective purchases and sales of the Company’s securities during the Class period. On March 9, 2005 the Court consolidated the actions and appointed lead plaintiff and lead counsel. On April 18, 2005 plaintiffs filed a Consolidated Amended Class Action Complaint. On June 6, 2005 defendants filed a Motion to Dismiss the action. Plaintiffs’ Opposition papers are due to be filed by July 8, 2005, and defendants’ Reply papers are due to be filed by July 25, 2005. It is not possible to predict with certainty the ultimate outcome of these lawsuits. Although the Company has certain insurance, if these matters are resolved unfavorably, they could have a material adverse effect on the Company’s operating results or cash flows.

The company received a letter dated April 11, 2005 addressed to its Board of Directors, constituting a shareholder demand pursuant to Florida Statute Sec. 607.07401 from a San Diego law firm representing an alleged shareholder of GeoPharma, Inc. Such letter demanded that the company commence legal proceedings against each Board member and each officer of the company for alleged breaches of fiduciary duty arising out of and/or evidenced by the same actions and circumstances involved in the class action referred to above. At its Board meeting of June 7, 2005, the Board of Directors appointed a committee of independent directors to investigate the allegations outlined in such letter.

From time to time we are subject to litigation incidental to our business including possible product liability claims. Such claims, if successful, could exceed applicable insurance coverage.

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of March 31, 2005 should have a material adverse impact on its financial condition or results of operations.

Employment Agreements

Effective April 1, 2004, the Company renegotiated and renewed executive management’s three year employment agreements with the Chief Executive Officer, the President and the Vice President/Chief Financial Officer at annual salaries of $175,000, $135,000 and $130,000 plus benefits respectively.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Directors’ Compensation

The Company pays directors fees of $2,000 each per quarter. In addition, each non-employee director receives options to purchase shares of common stock for each year completed of the director’s term. See further consideration within Note 14 above.

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

On April 20, 2004, the Company and Mr. Zappala entered into an agreement (“Settlement Agreement”) pursuant to which each party expressly disclaimed any liability and each party released the other (and all related parties) from all claims, and liabilities arising from the Merger Agreement, the Consulting Agreement and/or the subject matter of the Company’s lawsuit against Mr. Zappala and Go2 (“Lawsuit”), and the parties agreed to dismiss the Lawsuit with prejudice. As provided by the Settlement Agreement: (i) Mr. Zappala transferred ownership of 500,000 shares of the Company’s common stock to the Company; (ii) the Consulting Agreement was terminated without further liability to either party; and (iii) Mr. Zappala agreed, that during his tenure as a Director of the Company, he would not sell his remaining shares of Company common stock, unless another Director of the Company sells shares of Company common stock. The Company filed Form 8-K with the Securities and Exchange Commission on April 26, 2004. On December 3, 2004, Mr. Zappala resigned from the Company’s board of directors.