Form 10QSB
period 2005-06-30
GeoPharma, Inc.
filed 2005-08-15
CIK 1098315

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐   No

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of August 5, 2005 was 8,870,503 net of 353,020 treasury shares.

PART I – FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	(unaudited) June 30, 2005	(audited) March 31, 2005
Current assets:
Cash and cash equivalents	$5,836,930	$6,433,011
Certificate of deposit	425,927	425,927
Accounts receivable, net	3,442,240	2,256,189
Accounts receivable, other	687,277	586,164
Inventories, net	4,767,812	3,743,063
Prepaid expenses and other current assets	701,821	655,786
Due from affiliates	815,747	867,007
Deferred tax asset	—	38,000

Total current assets	$16,677,754	$15,005,147

Property, plant, leaseholds and equipment, net	4,884,459	4,485,767

Goodwill, net	728,896	728,896
Intangible assets, net	511,385	521,499
Media credits, net	799,748	799,748
Other assets, net	181,741	130,886

Total assets	$23,783,983	$21,671,943

See accompanying notes to condensed consolidated financial statements

LIABILITIES AND SHAREHOLDERS’ EQUITY

	(unaudited) June 30, 2005	(audited) March 31, 2005
Current liabilities:
Accounts payable	$3,261,739	$1,759,512
Current portion of long-term obligations	1,877,109	1,972,792
Accrued expenses and related party obligations	1,164,919	701,384
Deferred tax liability	34,000	—

Total current liabilities	$6,337,767	$4,433,688

Long-term obligations, less current portion	1,185,138	1,562,569

Total liabilities	$7,522,905	$5,996,257

Commitments and contingencies

Shareholders’ equity:

6% convertible preferred stock, Series B, $.01 par value (5,000 shares authorized, 5,000 shares issued and outstanding (liquidation preference $5,000,000)	$50	$50
Common stock, $.01 par value; 24,000,000 shares authorized; 9,223,481 and 9,181,551 shares issued and outstanding	92,235	91,815
Treasury stock (483,020 and 960 common shares, $.01 par value)	(4,830)	(4,830)
Additional paid-in capital	42,442,544	42,367,115
Retained earnings (deficit)	(26,268,921)	(26,778,464)

Total shareholders’ equity	$16,261,078	$15,675,686

Total liabilities and shareholders’ equity	$23,783,983	$21,671,943

See accompanying notes to condensed consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2005	2004
	(unaudited)	(unaudited)
Revenues:
PBM (a related party activity)	$4,123,811	$2,139,888
Distribution	3,648,431	1,422,388
Manufacturing	3,982,312	3,302,535
Pharmaceutical	16,192	48,805

Total revenues	$11,770,746	$6,913,616
Cost of goods sold:
PBM	$4,095,067	$2,109,615
Distribution	2,083,006	965,293
Manufacturing (excluding depreciation presented below)	2,298,773	2,189,134
Pharmaceutical	8,602	22,197

Total cost of goods sold	$8,485,448	$5,286,239

Gross profit:
PBM	$28,744	$30,273
Distribution	1,565,425	457,095
Manufacturing	1,683,539	1,113,401
Pharmaceutical	7,590	26,608

Total gross profit	$3,285,298	$1,627,377

Selling, general and administrative expenses:
Selling, general and administrative expenses	$2,453,465	$1,197,917
Depreciation and amortization	161,635	144,975

Operating income (loss) before other income and expense	$670,198	$284,485
Other income (expense), net:
Other income, net	56,500	19,159
Interest expense, net	(63,752)	(122,293)

Total other income (expense), net	$(7,252)	$(103,134)

Income before income taxes	$662,946	$181,351
Income tax expense (benefit)	72,000	14,442

Net income	$590,946	$166,909
Preferred stock dividends	75,000	150,833

Net income available to common shareholders	$515,946	$16,076

Basic income per share	$0.06	$0.00

Basic weighted average number of common shares outstanding	8,746,145	7,713,899

Diluted income per share	$0.04	$0.00

Diluted weighted average number of common shares outstanding	12,581,495	11,449,815

See accompanying notes to condensed consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$590,946	$166,909
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	161,633	133,777
Amortization of stock option deferred compensation	11,196	11,198
Change in net deferred taxes	72,000	14,442
Changes in operating assets and liabilities:
Accounts receivable, net	(1,186,050)	(211,073)
Accounts receivable, other	(101,113)	(56,581)
Inventory, net	(1,024,749)	(632,652)
Prepaid expenses and other current assets	(46,035)	36,926
Other assets	(71,685)	3,844
Accounts payable	1,502,226	(145,378)
Accrued expenses	441,142	81,037
Due from affiliates, net	73,652	42,352

Net cash provided by (used in) operating activities	$423,163	$(555,199)

Cash flows from investing activities:
Purchases of property, leaseholds and equipment	$(543,575)	$(298,481)

Net cash used in investing activities	$(543,575)	$(298,481)

Cash flows from financing activities:
Payments of long-term obligations	$(550,227)	$(88,370)
Payments of preferred stock dividends	—	(25,000)
Amortization of debt discount to interest expense	73,708	77,114
Payments for private placement fees	—	(6,000)
Proceeds from stock option exercise	850	75,193

Net cash provided by (used in) financing activities	$(475,669)	$32,937

Net increase (decrease) in cash	(596,081)	(820,743)
Cash at beginning of period	6,433,011	13,167,765

Cash at end of period	$5,836,930	$12,347,022

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$51,900	$26,012

Cash paid during the period for income taxes	$—	$40,000

	Three months ended June 30, 2005	Three months ended June 30, 2004
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of common stock issued to pay preferred stock dividend	$75,000	$125,833
Value of common stock issued to pay convertible debt interest	$—	$49,477
Value of common stock issued to pay convertible debt principle	$—	$262,500

See accompanying notes to condensed consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form-10KSB as of and for the years ended March 31, 2005 and 2004 as filed with the Securities and Exchange Commission on June 29, 2005.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

The condensed consolidated financial statements as of June 30, and March 31, 2005 and for the three months ended June 30, 2005 and 2004 include the accounts of GeoPharma, Inc. (the “Company”), (“GeoPharma”), which is continuing to do manufacturing business as Innovative Health Products, Inc. (“Innovative”), and its Florida wholly-owned subsidiaries Breakthrough Engineered Nutrition, Inc. (“Breakthrough”), Belcher Pharmaceuticals, Inc., (“Belcher”), Breakthrough Marketing Inc., (“B-Marketing”), IHP Marketing, Inc., (“IHP-Marketing”), and Go2PBM Services, Inc. (“PBM”) and its Delaware wholly-owned subsidiary, Belcher Capital Corporation, (“Belcher Capital”). Significant intercompany balances and transactions have been eliminated in consolidation.

b. Industry Segment

In accordance with the provisions of Statement of Financial Accounting Standards No. 131, (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker related to the allocation of resources and in the resulting assessment of the segment’s overall performance. As of June 30, 2005 and March 31, 2005, the Company had four industry segments in addition to corporate: manufacturing, distribution, pharmacy benefit management and pharmaceutical. The $23,783,983 of total assets as of June 30, 2005 were comprised of $5,352,039 attributable to corporate, $13,588,496 attributable to manufacturing, $3,953,921 attributable to distribution, $1,190,250 attributable to pharmacy benefit management and $181,230 attributable to pharmaceutical. The $21,671,943 of total assets as of March 31, 2005 were comprised of $6,352,631 attributable to corporate, $11,853,060 attributable to manufacturing, $2,573,787 attributable to distribution, $817,099 attributable to pharmacy benefit management and $75,366 attributable to pharmaceutical.

c. Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

d. Inventories

Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out method.

e. Property, Leasehold Improvements and Equipment

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

f. Intangible Assets

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

For the three months ended June 30, 2005 and 2004, amortization expense associated with goodwill was $0. The unamortized balance of goodwill at June 30 and March 31, 2005 was $728,896 with the unamortized balance of intellectual property for the same periods was $228,305. No impairment loss was required to be recorded.

h. Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. There have been no impairment losses recorded.

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

j. Earnings (Loss) Per Common Share

Earnings per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings per share are calculated by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and preferred stock warrants, officer, employee and nonemployee stock options are considered potentially dilutive and are included in the fully diluted share calculations as presented. The reconciliation between basic and fully diluted shares are as follows:

	For the Three Months Ended
	June 30, 2005	June 30, 2004
Net income per share – basic:
Net income	$515,946	$16,076
Weighted average shares – basic	8,746,145	7,713,899
Net income per share – basic	$0.06	$00
Net income per share – diluted:
Net income	$515,946	$16,076
Preferred stock dividend	75,000	150,833

	$590,946	$166,909
Weighted average shares – basic	8,746,145	7,713,899
Effect of convertible instruments prior to conversion	1,095,833	1,895,833
Effect of warrants prior to conversion	300,000	300,000
Effect of stock options	2,439,517	1,540,083

Weighted average shares-diluted	12,581,495	11,449,815
Net income per share – diluted	$0.04	$00

k. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at June 30 and March 31, 2005, as well as the reported amounts of revenues and expenses for the three months ended June 30, 2005 and 2004. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

l. Concentration of Credit and Sales Risk

Concentrations of credit risk with respect to trade accounts receivable are limited due to the distribution of sales over a large customer base as of June 30, and March 31, 2005. For the three months ended June 30, 2005, two customers accounted for 35%, CarePlus, a related party, and 14.7%, Spectrum Group. For the three months ended June 30, 2004, three customers accounted for 31%, CarePlus, a related party, 13.6%, Spectrum Group, and 5.9%, BDI.

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

n. Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $649,829 and $34,380 for the three months ended June 30, 2005 and 2004, respectively.

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

Long-term Obligations: The fair value of the Company’s fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At June 30 and March 31, 2005, the fair value of the Company’s long-term obligations approximated its carrying value.

Credit Lines Payable: The carrying amount of the Company’s credit lines payable approximates fair market value since the interest rate on these instruments corresponds to market interest rates.

p. Reclassifications

Certain reclassifications have been made to the financial statements for the three months ended June 30, 2004 to conform to the presentation for the three months ended June 30, 2005.

NOTE 3-STOCK OPTION PLANS

On June 7, 2005, the board of directors received a total of 650,000 stock options for serving as directors for the fiscal term ended March 31, 2006 and approved the granting a total of 375,000 stock options to be allocated to the Company’s officers of record as of that date. The exercise price was $1.95 per share based on the closing price on the date of grant.

The Non-Employee Plan

The following summarizes the non-employee common stock options outstanding as of June 30, 2005:

	2005
Non-Employee Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding, April 1, 2005	866,665	$4.31
Granted	650,000	$1.95
Exercised	—	—
Forfeited	—	—

Outstanding, June 30, 2005	1,516,665	$4.17

Options vested, end of year	234,328	$1.52

The pro forma net earnings (loss) per common share, if the Company had elected to account for its stock option plan consistent with the methodology prescribed by SFAS No. 123, are shown as follows:

	Three months ended
	June 30, 2005	June 30, 2004
Net income
As reported	$515,946	$16,076

Pro forma	$50,239	$(150,460)

Net income per common share:
Basic income per share:
As reported	$.06	$.00

Pro forma	$.01	$(.02)

Diluted income per share:
As reported:	$.04	$.00

Pro forma:	$.01	$(.02)

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Officer Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	769,933	$1.71
Granted	375,000	$1.95
Exercised	—	—
Forfeited	—	—

Outstanding, end of year	1,144,933	$1.87

Options vested, end of year	319,933	$1.41

NOTE 4—INCOME TAXES

Income taxes for the three months ended June 30, 2005 differ from the amounts computed by applying the effective income tax rates to income before income taxes as a result of the following:

Computed tax expense at the statutory rate (37.63%)	$249,700
Increase (decrease) in taxes resulting from:
Effect of permanent differences:
Non deductible	10,000
Other, net	(37,700)
Change in valuation allowance	(150,000)

Income tax (benefit) expense	$72,000

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences that give rise to deferred tax assets and liabilities are as follows:

Deferred tax assets:
Bad debts	$40,600
Inventories	13,200
Accrued vacation	25,500
Deposits	56,500
Amortization	—
Research credit carryforward	85,000
Net operating loss carryforwards	273,900

$494,700
Valuation Allowance	(100,000)

Deferred tax asset	$394,700

Deferred tax liabilities:
Fixed asset basis differences	$(379,700)
Amortization	(49,000)

$(428,700)

Net deferred tax asset (liability) recorded	$(34,000)

A valuation allowance has been established in the amount of $100,000 to reduce the deferred tax asset from $494,700 to $394,700 as it is uncertain whether the deferred asset can be recognized in the future.

At June 30, 2005, the Company has a tax net operating loss carryforward of approximately $600,000 to offset future taxable income. In addition, the Company has research and development credit carryforwards of approximately $85,000 to offset future tax liability. The tax net operating loss and research and development credit carryforwards begin to expire in 2021.

NOTE 4-RELATED PARTY TRANSACTIONS

Revenues: For the three months ended June 30, 2005 and 2004, manufacturing revenues of approximately $83,469 and $137,687 respectively, were recorded from sales by the Company to subsidiaries of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the three months ended June 30, 2005 and 2004, manufacturing revenues of $0 and $48,805, respectively, were recorded from sales by the Company to DrugMax, Inc., an affiliate of the Chairman of the Board. For the three months ended June 30, 2005 and 2004, manufacturing revenues of $184,053 and $88,603, respectively, were recorded from sales by the Company to VerticalHealth Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a shareholder.

For the three months ended June 30, 2005 and 2004, pharmacy benefit management revenues of $4,123,811 and $2,139,888 respectively, were recorded from sales by the Company to CarePlus Health Plan, an affiliate of the Company’s former board member Mssr. Zappala. Our wholly-owned subsidiary, Go2PBMServices, Inc., derives 100% of its revenues from this contract.

Trade Accounts Receivable/ Trade Accounts Payable: Amounts due to affiliates and amounts due from affiliates represent balances owed by or amounts owed to the Company for sales occurring in the normal course of business. Amounts due to and amounts due from these affiliates are in the nature of trade payables or receivables and fluctuate based on sales volume and payments received.

As of June 30, and March 31, 2005, for the manufacturing segment, $69,222 and $51,460 was due from subsidiaries of Dynamic Health Products. $195,522 and $57,363 was due from VerticalHealth, Inc.

As of June 30, and March 31, 2005, for the pharmacy benefit management segment, $536,400 and $743,801 was due from CarePlus Health.

NOTE 5- LEGAL PROCEEDINGS

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

NOTE 6-SUBSEQUENT EVENT

On Friday, August 12, 2005, the Company, through a newly-formed subsidiary, has acquired substantially all of the assets of Consolidated Pharmaceutical Group, Inc., an antibiotic manufacturer located in Baltimore, Maryland. The acquisition was made through American Antibiotics LLC, a newly formed Florida limited liability company. GeoPharma has the controlling interest in American Antibiotics.

The commercial production is expected to commence during the second quarter of 2006. American Antibiotics will begin production with five ANDAs in 10 dosage forms; Amoxicillin 250mg and 500mg oral capsule, Amoxicillin 125mg / 5ml and 250mg / 5ml suspensions, Ampicillin 250mg and 500mg oral capsule, Ampicillin 125mg / 5ml and 250mg / 5ml suspensions, and Penicillin V. Potassium 125mg / 5ml and 250mg / 5ml suspension. The Company will file its Form 8-K with the Securities and Exchange Commission on August 18, 2005.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We derive our revenues from developing, manufacturing and distributing a wide variety of cosmetics, over-the-counter, pharmaceutical and generic drugs, and prescription and non-prescription products. We also derive revenues from the distribution of our branded product lines, CarbSlim, Lean Protein and from our branded dietary supplement product lines that this year include Oxylene and Hoodia DEX L-10. Revenues are billed and recognized as product is produced and shipped, net of discounts, allowances, returns and credits. In addition, we derive revenues from the services provided in connection with pharmacy benefit management. Service revenues are billed and recognized once the service has been provided. The PBM’s revenues are comprised of amounts billed and recognized based on the number of eligible plan members enrolled in the HMO insurance programs, plan member claims caused by the fulfillment of an eligible HMO member’s drug prescription and related administration costs for pharmacy’s fulfilling drug prescriptions for the number of members and the number of claims for the period.

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

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenues. Total consolidated revenues increased approximately $4.8 million, or 70.2%, to approximately $11,771,000 for the three months ended June 30, 2005, as compared to approximately $6,914,000 for the three months ended June 30, 2004.

Manufacturing revenues increased approximately $679,000, or 20.6%, to approximately $3,982,000 for the three months ended June 30, 2005, as compared to approximately $3,302,000 for the corresponding period. The increase was primarily due to the increased order volumes from our larger customers based on their new product introductions. Overall, manufacturing capacities and capabilities continue to be increased as we have added additional more advanced, higher speed production equipment.

Distribution revenues increased approximately $2,226,000 or 156.5% to approximately $3,648,000 for the three months ended June 30, 2005, as compared to $1,422,000 for the three months ended June 30, 2004. Overall, sales prices vary for all product lines dependent upon a customer’s individual as well as aggregate purchase volumes in addition to the number of distribution points of sale and advertising dollars projected to be spent. For the three months ended June 30, 2005 as compared to the corresponding period in 2004 where no sales were consummated, two new branded products were sold, both of which are dietary supplements, Oxylene and Hoodia DEX L-10 where 1,983 and 1,913 cases were sold respectively. For the three months ended June 30, 2005, 5,548 cases of CarbSlim were sold versus 32,576 cases sold for the three months ended June 30, 2004. The decrease in case sales are due to the decline in the low-carb category and a decrease in the number of national and regional distribution points. CarbSlim is comprised of ten SKUs, two sizes of: peanut butter crunch, chocolate caramel crunch, mint, peanut butter cookie dough, chocolate chip cookie dough. The Lean Protein Bites product line is comprised of four SKUs, milk chocolate, white chocolate, peanut butter and lemon. For the three months ended June 30,2005, 1,600 total cases were sold as compared to the three months ended June 30, 2004, where 2,236 total cases were sold. The decline in sales was primarily due to the Company spending higher advertising dollars on the Company’s other product lines.

Pharmacy benefit management revenues increased 92.7% or approximately $1,984,000 to $4,124,000 for the three months ended June 30, 2005, as compared to $2,140,000 for the three months ended June 30, 2004. The increase results from the increase in overall membership and prescriptions filled in the two health plans as compared to the three months ended June 30, 2004. Revenue per member remained constant for both of the fiscal periods.

Gross Profit. Total gross profit increased approximately $1,658,000 or 101.9%, to $3,285,000 for the three months ended June 30, 2005, as compared to $1,627,000 for the three months ended June 30, 2004. Total gross margins increased to 27.9% for the three months ended June 30, 2005 from 23.5% for the three months ended June 30, 2004.

Manufacturing gross profit increased approximately $570,000, or 51.2%, to approximately $1,684,000 for the three months ended June 30, 2005, as compared to approximately $1,113,000 in the corresponding period in 2004. For the three months ended June 30, 2005 manufacturing gross margin increased to 42.3%, from 33.7% in the corresponding period in 2004. Sales and gross profits have increased due to increased orders in addition to maintaining reduced costs due more efficient manufacturing equipment as partially offset by increased labor costs due to increases in the number of direct-labor personnel. Current increases in these type of labor-based direct overhead costs are in line with the Company’s planned improvements surrounding enhanced standard operating and manufacturing procedures in both its manufacturing plants. The Company expects that these improvements will continue to increase the Company’s visibility in the marketplaces that the Company competes in for new and expanded business.

Distribution gross profits increased 242.5% or approximately $1.1 million to approximately $1,565,000 for the three months ended June 30, 2005, as compared to approximately $457,000 for the corresponding period ended June 30, 2004, with distribution gross margins increasing to 42.9% for the three months in 2005 as compared to 32.1% for the three months in 2004. The increases were primarily due to the new dietary supplement brands sold in 2005 that were not sold in 2004 that have a higher sales price and a better gross profit margin.

Pharmacy Benefit Management gross profit decreased approximately $1,500 or 5.1% to approximately $28,000 for the three months ended June 30, 2005, as compared to approximately $30,000 for the corresponding period in 2004. Pharmacy benefit management gross margin was 0.7% for three months in 2005 as compared to 1.4% for the three months ended 2004. Gross profit and margin decreased based on continued industry pressure on controlling per member and per claim revenues coupled with growing membership, rising number of claims in addition to the rising prescription costs.

Selling, General and Administrative Expenses. Selling, general and administrative (“SGA”) expenses consist of advertising and promotional expenses; insurance costs, research and development costs associated with the generic drug segment, personnel costs related to general management functions, finance, accounting and information systems, payroll and bonus expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and amortization expenses. Selling, general and administrative expenses, inclusive of depreciation and amortization, increased approximately $1,271,000, or 94.5%, to approximately $2,614,000 for the three months ended June 30, 2005, as compared to approximately $1,343,000 in the corresponding 2004 period. The increase is primarily attributable to increased insurance costs, rents, salary expenses, additional advertising and promotional expenses. The advertising and promotional increases are associated with promoting our distribution segment and related branded product lines, including CarbSlim, Lean Protein, Hoodia DEX L-10 and Oxylene; additional legal expenses associated with our outstanding class action lawsuit. All insurance costs have increased, including health, general and product liability insurances; health insurance increased primarily due to an increase in the cost per employee and the number of employees; in addition to external insurance market influences surrounding higher premium costs for all of the Company’s business segments based on our increasing sales revenues. Officer and employee salaries have increased in total based on increases in the number of personnel in addition to merit increases and bonuses. Rents increased based on the additional warehousing and distribution square footage required with growing manufacturing and distribution segments. As a percentage of sales, selling, general and administrative expenses increased to 22.2% for the three months ended June 30, 2005 from 19.4% in the corresponding period in 2004.

Interest Expense, net. For the three months ended June 30, 2005, interest expense, net, has decreased approximately $58,000 primarily due to total debt balance declining based on continued principal payments in addition to decreased interest expense charged due $57,000 interest that was capitalized as a cost of construction due to manufacturing construction that is in progress during the three month period ended June 30, 2005 that was not in progress in the corresponding 2004 period.

Income Taxes. For the three months ended June 30, 2005, the Company has recorded $72,000 of income tax expense based on the effective tax rate as applied to earnings for the 2005 period. A $100,000 deferred tax valuation allowance reduced the deferred tax asset to $394,700 as related to underlying assumptions about the future operations of the Company as well as the utilization of available operating loss carryforwards.

Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation as of and for the three months ended June 30, 2005. Management also believes that its business is not seasonal, however significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company had working capital of approximately $10,339,000 at June 30, 2005, inclusive of current portion of long-term obligations and credit facilities, as compared to working capital of approximately $10,571,000 at March 31, 2005. The decrease in working capital is primarily attributable to net increases in inventories based on increases in purchasing activity in order to support our distribution product available to meet open national chain and mass retail purchase orders and increases in accounts receivable based on increased credit sales as offset by increases in accounts payable and accrued expenses associated with increased purchases and increases in accruals surrounding legal and salary-related expenses including wages, taxes, fringe benefits, insurances and commissions.

Net cash provided by operating activities was $423,163 for the three months ended June 30, 2005, as compared to net cash used by operating activities of $(555,199) for the three months ended June 30, 2004. Cash provided was primarily attributable to net income of $590,000 based on consolidated gross profit increases of approximately $1.6 million, increases in trade accounts payable representing net credit purchases of approximately $1.5 million, increases in accrued expenses of $441,000, changes in deferred taxes of $72,000, and depreciation and amortization of $160,000 all of which is partially offset by increases in trade accounts receivable of approximately $1.2 million based on increases in credit sales, and increases in inventory of $1.0 million in order to meet manufacturing and distribution open orders and other asset purchases of approximately $72,000.

Net cash used in investing activities was $(543,575) for the three months ended June 30, 2005 as compared to the net cash used of $(298,481) for the three months ended June 30, 2004. Investing activities represented purchases and upgrades of plant and laboratory equipment for generic drug manufacturing and distribution plant, Belcher Pharmaceuticals.

Net cash used by financing activities was $(475,670) for the three months ended June 30, 2005 as compared to cash provided by financing activities of $32,937 for the corresponding 2004 period. The cash used was primarily due to long-term obligation payments.

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

Item 3. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer or CEO, and the chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on management’s evaluation as the end of the period covered by this report, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures (an defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were sufficiently effective to ensure that the information required to the disclosed by us in the reports that we file under the Exchange Act gathered, analyze and disclosed with adequate timelines, accuracy and completeness.

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

GeoPharma, Inc.

Date: August 15, 2005	By:	/s/Mihir K. Taneja
Mihir K. Taneja
Chief Executive Officer, Secretary and Director

Date: August 15, 2005	By:	/s/ Carol Dore-Falcone
Carol Dore-Falcone
Vice President and Chief Financial Officer