Form 10QSB
period 2005-09-30
GeoPharma, Inc.
filed 2005-11-14
CIK 1098315

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of November 10, 2005 was 8,951,711 net of 339,617 treasury shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

PART I – FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	(unaudited) September 30, 2005	(audited) March 31, 2005
Current assets:
Cash and cash equivalents	$5,415,159	$6,433,011
Certificate of deposit	432,501	425,927
Accounts receivable, net	4,342,008	2,256,189
Accounts receivable, other	194,170	586,164
Inventories, net	5,018,364	3,743,063
Prepaid expenses and other current assets	857,238	655,786
Due from affiliates	1,113,589	867,007
Deferred tax asset	—	38,000

Total current assets	$17,373,029	$15,005,147
Property, plant, leaseholds and equipment, net	8,302,365	4,485,767
Goodwill, net	728,896	728,896
Intangible assets, net	483,435	521,499
Media credits, net	799,748	799,748
Other assets, net	137,223	130,886

Total assets	$27,824,696	$21,671,943

See accompanying notes to condensed consolidated financial statements

LIABILITIES AND SHAREHOLDERS’ EQUITY

	(unaudited) September 30, 2005	(audited) March 31, 2005
Current liabilities:
Accounts payable	$2,600,212	$1,759,512
Current portion of long-term obligations	2,649,397	1,972,792
Accrued expenses and related party obligations	2,069,788	701,384
Deferred tax liability	131,000	—

Total current liabilities	$7,450,397	$4,433,688

Long-term obligations, less current portion	2,474,374	1,562,569

Total liabilities	$9,924,771	$5,996,257
Minority interest	(84,961)

Commitments and contingencies

Shareholders’ equity:

6% convertible preferred stock, Series B, $.01 par value (5,000 shares authorized, 5,000 shares issued and outstanding (liquidation preference $5,000,000)	$50	$50
Common stock, $.01 par value; 24,000,000 shares authorized; 9,291,025 and 9,181,551 shares issued and outstanding	92,910	91,815
Treasury stock (339,920 and 483,020 common shares, $.01 par value)	(3,399)	(4,830)
Additional paid-in capital	43,622,542	42,367,115
Retained earnings (deficit)	(25,727,219)	(26,778,464)

Total shareholders’ equity	$17,984,885	$15,675,686

Total liabilities and shareholders’ equity	$27,824,696	$21,671,943

See accompanying notes to condensed consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Revenues:
PBM (a related party activity)	$4,060,596	$2,479,638	$8,184,406	$4,619,526
Distribution	3,280,712	719,317	6,938,670	2,282,131
Manufacturing	4,671,474	2,798,737	8,653,787	6,101,270
Pharmaceutical	208,926	41,660	218,902	90,466

Total revenues	$12,221,708	$6,039,352	$23,995,765	$13,093,393

Cost of goods sold:
PBM	4,026,858	2,254,214	8,121,925	4,363,828
Distribution	2,457,026	575,133	4,554,642	1,540,427
Manufacturing (excluding depreciation and amortization presented below)	2,836,381	1,830,050	5,126,551	4,019,187
Pharmaceutical	122,103	28,500	124,697	50,696

Total cost of goods sold	$9,442,368	$4,687,897	$17,927,815	$9,974,138

Gross profit:
PBM	33,738	225,424	62,481	255,698
Distribution	823,686	144,184	2,384,028	741,704
Manufacturing	1,835,093	968,687	3,527,236	2,082,083
Pharmaceutical	86,823	13,160	94,205	39,770

Total gross profit	$2,779,340	$1,351,455	$6,067,950	$3,119,255

Selling, general and administrative expenses:
Selling, general and administrative expenses	2,594,337	1,321,911	5,034,795	2,660,251
Depreciation and amortization	172,926	147,230	334,562	292,205

Selling, general and administrative expenses	2,767,263	1,469,141	5,369,357	2,952,456

Operating income (loss) before other income and expense	$12,077	$(117,686)	$698,593	$166,799
Other income (expense), net:
Other income (expense), net	824,123	196,529	877,365	215,688
Interest expense, net	(111,922)	(119,796)	(175,675)	(242,089)

Total other income (expense), net	$712,201	$76,733	$701,690	$(26,401)

Income (loss) before income taxes	$724,278	$(40,953)	$1,400,283	$140,398
Minority interest benefit (expense)	76,326		84,861
Income tax expense	(212,000)	—	(284,000)	(14,440)

Net income (loss)	$588,604	$(40,953)	$1,201,144	$125,958
Preferred stock dividends	75,000	170,095	150,000	320,929

Net income (loss) available to common shareholders	$513,604	$(211,048)	$1,051,244	$(194,971)

Basic income (loss) per share	$.06	$(.03)	$.12	$(.02)

Basic weighted average Number of common shares outstanding	8,901,724	7,724,475	8,824,381	7,719,216

Diluted income (loss) per share	$.04	$(.03)	$.08	$(.02)

Diluted weighted average number of common shares outstanding	12,747,697	7,724,475	12,685,900	7,719,216

See accompanying notes to condensed consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$1,201,244	$125,958
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	334,562	292,205
Accrued interest income	(6,574)	—
Amortization of stock option deferred compensation	22,395	36,006
Change in net deferred taxes	284,000	14,442
Changes in operating assets and liabilities:
Accounts receivable, net	(2,085,818)	(81,346)
Accounts receivable, other	391,994	(237,200)
Inventory, net	(1,275,301)	(1,305,857)
Prepaid expenses and other current assets	(163,452)	(48,520)
Other assets	(1,775)	(4,361)
Accounts payable	840,701	(301,639)
Accrued expenses	1,350,817	150,379
Due from affiliates, net	(246,288)	(210,623)

Net cash provided by (used in) operating activities	$646,505	$(1,455,928)

Cash flows from investing activities:
Purchases of property, leaseholds and equipment	$(4,117,655)	$(394,584)
Proceeds from minority interest investment, net	895,039	—

Net cash used in investing activities	$(3,222,616)	$(394,584)

Cash flows from financing activities:
Proceeds from issuance of long-term obligations	$3,000,000	$—
Payments of long-term obligations	(1,632,624)	(173,365)
Payments of preferred stock dividends	—	(76,666)
Amortization of debt discount to interest expense	110,745	154,227
Payments for private placement fees	—	(6,000)
Proceeds from stock option exercise	80,138	204,551
	—	—

Net cash provided by (used in) financing activities	$1,558,259	$102,747

Net increase (decrease) in cash	(1,017,852)	(1,747,765)
Cash at beginning of period	6,433,011	13,167,765

Cash at end of period	$5,415,159	$11,420,786

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$56,662	$71,534

Cash paid during the period for income taxes	$—	$40,000

	Six months ended September 30, 2005	Six months ended September 30, 2004
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of common stock issued to pay preferred stock dividend	$150,000	$194,262
Value of common stock issued as 401(k) match	$47,815	$—
Value of common stock issued to pay convertible debt principle	$—	$262,500
Value of common stock issued to pay debt interest	$—	$49,477

See accompanying notes to condensed consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form-10KSB as of and for the years ended March 31, 2005 and 2004 as filed with the Securities and Exchange Commission on June 29, 2005.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

The condensed consolidated financial statements as of September 30, and March 31, 2005 and for the three and six months ended September 30, 2005 and 2004 include the accounts of GeoPharma, Inc. (the “Company”), (“GeoPharma”), which is continuing to do manufacturing business as Innovative Health Products, Inc. (“Innovative”), and its Florida wholly-owned subsidiaries Breakthrough Engineered Nutrition, Inc. (“Breakthrough”), Belcher Pharmaceuticals, Inc., (“Belcher”), Breakthrough Marketing Inc., (“B-Marketing”), IHP Marketing, Inc., (“IHP-Marketing”), and Go2PBM Services, Inc. (“PBM”) and its Delaware wholly-owned subsidiary, Belcher Capital Corporation, (“Belcher Capital”). Effective August 2005, the Company has a 51% controlling interest in our new Florida-incorporated subsidiary, American Antibiotics, LLC ( “American”), which is accounted for given the consideration of the 49% minority interest. All transactions relating to Significant intercompany balances and transactions have been eliminated in consolidation.

b. Industry Segment

In accordance with the provisions of Statement of Financial Accounting Standards No. 131, (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker related to the allocation of resources and in the resulting assessment of the segment’s overall performance. As of September 30, 2005 and March 31, 2005, the Company had four industry segments in addition to corporate: manufacturing, distribution, pharmacy benefit management and pharmaceutical. The $27,824,696 of total assets as of September 30, 2005 were comprised of $747,448 attributable to corporate, $14,876,122 attributable to manufacturing, $6,738,434 attributable to distribution, $883,344 attributable to pharmacy benefit management and $4,579,348 attributable to pharmaceutical. The $21,671,943 of total assets as of March 31, 2005 were comprised of $6,352,631 attributable to corporate, $11,853,060 attributable to manufacturing, $2,573,787 attributable to distribution, $817,099 attributable to pharmacy benefit management and $75,366 attributable to pharmaceutical.

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

For the three and six months ended September 30, 2005 and 2004, amortization expense associated with goodwill was $0. The unamortized balance of goodwill at September 30, and March 31, 2005 was $728,896 with the unamortized balance of intellectual property for the same periods was $228,305. No impairment loss was required to be recorded.

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

j. Earnings (Loss) Per Common Share

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and preferred stock warrants, officer, employee and nonemployee stock options that are considered potentially dilutive are included in the fully diluted share calculation at September 30, 2005 and 2004. The reconciliation between basic and fully diluted shares are as follows:

	For the Three Months Ended September 30, 2005	For the Three Months Ended September 30, 2004	For the Six Months Ended September 30, 2005	For the Six Months Ended September 30, 2004
Net income (loss) per share – basic:
Net income (loss)	$513,604	$(211,048)	$1,051,244	$(194,971)
Weighted average shares – basic	8,901,724	7,724,475	8,824,381	7,719,216
Net income (loss) per share – basic	$.06	$(.03)	$.12	$(.02)
Net income (loss) per share – diluted:
Net income (loss)	$513,604	$(211,048)	$1,051,244	$(194,971)
Preferred Stock	75,000	—	150,000	—

	588,604		1,201,244
Weighted average shares – basic	8,901,724	7,724,475	8,824,381	7,719,216
Effect of preferred stock prior to conversion	833,333	—	833,333	—
Effect of warrants prior to conversion	562,500	—	562,500	—
Effect of stock options	2,450,140	—	2,465,686	—
Effect of convertible term note	—	—	—	—
Weighted average shares-diluted	12,747,697	7,724,475	12,685,900	7,719,216
Net income (loss) per share – diluted	$.04	$(.03)	$.08	$(.02)
Antidilutive items not included	1,170,000	2,565,833	1,170,000	2,565,833

k. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at September 30 and March 31, 2005, as well as the reported amounts of revenues and expenses for the three and six months ended September 30, 2005 and 2004. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

l. Concentration of Credit and Sales Risk

Concentrations of credit risk with respect to trade accounts receivable are limited due to the distribution of sales over a large customer base as of September 30, and March 31, 2005. For the three months ended September 30, 2005, four customers accounted for 33.2%, CarePlus, a related party, 13.5%, Spectrum Group, 7.2% Berkeley Premium Nutraceuticals, and 7.2%, Direct Marketing Concepts. For the six months ended September 30, 2005, three customers accounted for 34.1%, CarePlus, a related party, 14.5%, Spectrum Group, and 5.6%, Direct Marketing Concepts.

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

n. Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $608,025 and $76,858 for the three months ended September 30, 2005 and 2004 and $1,257,853 and $111,239 for the six months ended September 30, 2005 and 2004, respectively.

o. Research and Development Costs

Costs incurred to develop our generic pharmaceutical products are expensed as incurred and charged to research and development (“R&D”). R&D expensed for the three and six months ended September 30, 2005 were $132,849 and $229,851, respectively.

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

q. Reclassifications

Certain reclassifications have been made to the financial statements for the three and six months ended September 30, 2004 to conform to the presentation for the three and six months ended September 30, 2005.

NOTE 3—INCOME TAXES

Income taxes for the six months ended September 30, 2005 differ from the amounts computed by applying the effective income tax rates to income before income taxes as a result of the following:

Computed tax expense at the statutory rate (37.63%)	$558,000
Increase (decrease) in taxes resulting from:
Effect of permanent differences:
Non deductible	36,000
Other, net	(210,000)
Change in valuation allowance	(100,000)

Income tax (benefit) expense	$284,000

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences that give rise to deferred tax assets and liabilities are as follows:

Deferred tax assets:
Bad debts	$47,000
Inventories	13,200
Accrued vacation	26,000
Deposits	170,000
Amortization	—
Net operating loss carryforwards	26,000

Deferred tax asset	$282,200

Deferred tax liabilities:
Fixed asset basis differences	$(362,000)
Amortization	(51,200)

$(413,200)

Net deferred tax asset (liability) recorded	$(131,000)

At September 30, 2005, the Company has a tax net operating loss carryforward of approximately $100,000 to offset future taxable income. The tax net operating loss carryforwards begin to expire in 2021.

NOTE 4-STOCK OPTION PLANS

The proforma net earnings (loss) per common share is presented below as if the Company had elected to account for its stock option plan consistent with the methodology prescribed by SFAS No. 123:

	Three months ended		Six months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income (loss)
As reported	$513,604	$(211,048)	$1,051,244	$(194,971)

Pro forma	$47,897	$(377,584)	$585,537	$(361,507)

Net income (loss) per common share:
Basic income (loss) per share:
As reported	$.06	$(.03)	$.12	$(.02)

Pro forma	$.01	$(.05)	$.07	$(.05)

Diluted income (loss) per share:
As reported	$.04	$(.03)	$.08	$(.02)

Pro forma	$.00	$(.05)	$.05	$(.05)

NOTE 5-RELATED PARTY TRANSACTIONS

Revenues: For the three months ended September 30, 2005 and 2004, manufacturing revenues of approximately $18,806 and $181,257 respectively, were recorded from sales by the Company to subsidiaries of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the three months ended September 30, 2005 and 2004, manufacturing revenues of $0 and $41,660, respectively, were recorded from sales by the Company to DrugMax, Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the three months ended September 30, 2005 and 2004, manufacturing revenues of $119,931 and $127,334, respectively, were recorded from sales by the Company to VerticalHealth Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a shareholder.

For the three months ended September 30, 2005 and 2004, pharmacy benefit management revenues of approximately $4,060,000 and $2,479,000 respectively, were recorded from sales by the Company to CarePlus Health Plan, an affiliate of the Company’s former board member Mssr. Zappala. Our wholly-owned subsidiary, Go2PBMServices, Inc., derives 100% of its revenues from this contract.

Revenues: For the six months ended September 30, 2005 and 2004, manufacturing revenues of approximately $102,275 and $318,944 respectively, were recorded from sales by the Company to subsidiaries of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the six months ended September 30, 2005 and 2004, manufacturing revenues of $0 and $90,466, respectively, were recorded from sales by the Company to DrugMax, Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the six months ended September 30, 2005 and 2004, manufacturing revenues of $303,984 and $215,937, respectively, were recorded from sales by the Company to VerticalHealth Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a shareholder.

For the six months ended September 30, 2005 and 2004, pharmacy benefit management revenues of approximately $8,184,000 and $4,619,000 respectively, were recorded from sales by the Company to CarePlus Health Plan, an affiliate of the Company’s former board member Mssr. Zappala. Our wholly-owned subsidiary, Go2PBMServices, Inc., derives 100% of its revenues from this contract.

Trade Accounts Receivable/ Trade Accounts Payable: Amounts due to affiliates and amounts due from affiliates represent balances owed by or amounts owed to the Company for sales occurring in the normal course of business. Amounts due to and amounts due from these affiliates are in the nature of trade payables or receivables and fluctuate based on sales volume and payments received.

As of September 30, and March 31, 2005, for the manufacturing segment, $50,268 and $51,460 was due from subsidiaries of Dynamic Health Products. $190,453 and $57,363 was due from VerticalHealth, Inc.

As of September 30, and March 31, 2005, for the pharmacy benefit management segment, $872,868 and $743,801 was due from CarePlus Health.

NOTE 6- LEGAL PROCEEDINGS

In December 2004 and January 2005 five securities class action lawsuits were filed in the Federal District Court, Southern District of New York against GeoPharma and certain of its officers, alleging violations of federal securities laws in connection with certain press releases issued by the Company relating to Belcher Pharmaceuticals’ planned introduction of Mucotrol: Mat eVentures v. Kotha Sekharam and GeoPharma, Inc. (SDNY 04 Civ. 9463); Moshayedi v. GeoPharma, Inc., Jugal Taneja, Mihir Taneja, and Kotha Sekharam (SDNY 04 Civ. 9736); Sarno v. Mihir Taneja, Kotha Sekharam, and GeoPharma, Inc. (SDNY 04 Civ. 9975); Farwell v. Kotha Sekharam and GeoPharma, Inc. (SDNY 05 Civ. 188); and Taylor v. Kotha Sekharam and GeoPharma, Inc. (SDNY 05 Civ. 258). Plaintiffs, on behalf of themselves and all others similarly situated, seek unspecified damages allegedly suffered in connection with their respective purchases and sales of the Company’s securities during the Class period. On March 9, 2005 the Court consolidated the actions and appointed lead plaintiff and lead counsel. On April 18, 2005 plaintiffs filed a Consolidated Amended Class Action Complaint. On June 6, 2005 defendants filed a Motion to Dismiss the action. By Opinion and Order dated September 30, 2005 the Court granted defendents’ motion and dismissed the action without prejudice, with leave to replead. On October 24, 2005 plaintiffs filed a Consolidated Second Amended Class Action Complaint in the action. Defendents again plan to move to dismiss the action; their motion is scheduled to be filed on November 21, 2005. It is not possible to predict with certainty the ultimate outcome of these lawsuits. Although the Company has certain insurance, if these matters are resolved unfavorably, they could have a material adverse effect on the Company’s operating results or cash flows.

The company received a letter dated April 11, 2005 addressed to its Board of Directors, constituting a shareholder demand pursuant to Florida Statute Sec. 607.07401 from a San Diego law firm representing an alleged shareholder of GeoPharma, Inc. Such letter demanded that the company commence legal proceedings against each Board member and each officer of the company for alleged breaches of fiduciary duty arising out of and/or evidenced by the same actions and circumstances involved in the class action referred to above. At its Board meeting of June 7, 2005, the Board of Directors appointed a committee of independent directors to investigate the allegations outlined in such letter and as such, the investigation is currently underway.

NOTE 7-AMERICAN ANTIBIOTICS LLC

On Friday, August 12, 2005, the Company, through American Antibiotics LLC, a newly-formed subsidiary which is 51% owned by the Company, acquired substantially all of the assets of Consolidated Pharmaceutical Group, Inc., an antibiotic manufacturer located in Baltimore, Maryland. The acquisition was made through American Antibiotics LLC, a newly formed Florida limited liability company. GeoPharma has a 51% controlling interest in American Antibiotics LLC in exhange for $3,000,000. In accordance with the Purchase Agreemenrt, the $3,000,000 note was immediately reduced based on a $500,000 cash down payment with the balance due of $2,500,000 note amortized over three years at 5% interest with principal and interest serviced annually. In addition, the manufacturing facility located Baltimore, Maryland remains rent free for the longer of twelve months or until the Sellers have brought the Facility to current FDA and cGMP standards.

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

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenues. Total consolidated revenues increased approximately $6.2 million, or 102.4%, to approximately $12,222,000 for the three months ended September 30, 2005, as compared to approximately $6,039,000 for the three months ended September 30, 2004.

Manufacturing revenues increased approximately $1.87 million, or 66.9%, to approximately $4,671,000 for the three months ended September 30, 2005, as compared to approximately $2,799,000 for the corresponding period. The increase was primarily due to the increased order volumes and orders frequencies from our larger customers based on their new product introductions. Overall, manufacturing capacities and capabilities continue to be increased as we have added additional more advanced, higher speed production equipment.

Distribution revenues increased approximately $2,561,000 or 356.1% to approximately $3,281,000 for the three months ended September 30, 2005, as compared to $719,000 for the three months ended September 30, 2004. Overall, sales prices vary for all product lines dependent upon the size of the retail outlet as related to individual as well as aggregate purchase volumes in addition to the potential future expansion of the number of distribution points of sale as well as advertising dollars projected to be spent. For the three months ended September 30, 2005 as compared to the corresponding period in 2004 where no sales were consummated, two new branded products were sold, both of which are dietary supplements, Oxylene and Hoodia DEX L-10 where 312 and 1,782 cases were sold respectively. For the three months ended September 30, 2005, 1,782 cases of CarbSlim were sold versus 11,207 cases sold for the three months ended September 30, 2004. The decrease in case sales are due to the decline in the low-carb category and a decrease in the number of national and regional distribution points. CarbSlim is comprised of ten SKUs, two sizes of: peanut butter crunch, chocolate caramel crunch, mint, peanut butter cookie dough, chocolate chip cookie dough. The Lean Protein Bites product line is comprised of four SKUs, milk chocolate, white chocolate, peanut butter and lemon. For the three months ended September 30, 2005, 812 total cases were sold as compared to the three months ended September 30, 2004, where 1,173 total cases were sold. The decline in sales was primarily due to the Company spending higher advertising dollars on the Company’s other product lines.

Pharmacy benefit management revenues increased 63.8% or approximately $1,581,000 to $4,060,000 for the three months ended September 30, 2005, as compared to $2,479,000 for the three months ended September 30, 2004. The increase results from the increase in overall membership and prescriptions filled in the two health plans as compared to the three months ended September 30, 2004. Revenue per member remained constant for both of the fiscal periods.

Pharmaceutical revenues increased $167,000 or approximately 400% to $209,000 as compared to $42,000. The increase is based on the introduction in July 2005 of Levothyroxine Sodium for animals.

Gross Profit. Total gross profit increased approximately $1,400,000 or 105.7%, to $2,779,000 for the three months ended September 30, 2005, as compared to $1,351,000 for the three months ended September 30, 2004. Total gross margins remained consistant increasing slightly to 22.7% for the three months ended September 30, 2005 from 22.4% for the three months ended September 30, 2004.

Manufacturing gross profit increased approximately $866,000, or 89.4%, to approximately $1,835,000 for the three months ended September 30, 2005, as compared to approximately $969,000 in the corresponding period in 2004. For the three months ended September 30, 2005 manufacturing gross margin increased to 39.3%, from 34.6% in the corresponding period in 2004. Sales and gross profits have increased due to increased orders in addition to maintaining reduced costs due more efficient manufacturing equipment as partially offset by increased labor costs due to increases in the number of direct-labor personnel. Current increases in these type of labor-based direct overhead costs are in line with the Company’s planned improvements surrounding enhanced standard operating and manufacturing procedures in both its manufacturing plants. The Company expects that these improvements will continue to increase the Company’s visibility in the marketplaces that the Company competes in for new and expanded business.

Distribution gross profits increased 471.3% or approximately $680,000 to approximately $824,000 for the three months ended September 30, 2005, as compared to approximately $144,000 for the corresponding period ended September 30, 2004, with distribution gross margins increasing to 25.1% for the three months in 2005 as compared to 20.0% for the three months in 2004. The increases were primarily due to the new dietary supplement brands sold in 2005 that were not sold in 2004 that have a higher sales price and a better gross profit margin.

Pharmacy Benefit Management gross profit decreased approximately $192,500 or 85.0% to approximately $34,000 for the three months ended September 30, 2005, as compared to approximately $225,000 for the corresponding period in 2004. Pharmacy benefit management gross margin was 0.8% for three months in 2005 as compared to 9.1% for the three months ended 2004. Gross profit and margin decreased based on continued industry pressure on controlling per member and per claim revenues coupled with growing membership, rising number of claims in addition to the rising prescription costs. In addition to the 2004 corresponding period includes a $225,000 nonrecurring service consulting fee that is not included nor due within the three month period ended September 30, 2005.

Pharmaceutical gross profits increased $73,000 or approximately 558% to $87,000 as compared to $13,000. The increase is based on the introduction in July 2005 of Levothyroxine Sodium for animals. The gross margin was 42.7% for three months ended September 2005 as compared to 31.6% for the three months ended September 2004 as based on the introduction of the Levethyroxine in July 2005 as compared to the corresponding period in 2004 where the gross margins and profits were lower due to gross profits attributable only to customers’ pharmaceutical repackaging.

Selling, General and Administrative Expenses. Selling, general and administrative (“SGA”) expenses consist of advertising and promotional expenses; insurance costs, research and development costs associated with the generic drug segment, personnel costs related to general management functions, finance, accounting and information systems, payroll and bonus expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and amortization expenses. Selling, general and administrative expenses, inclusive of depreciation and amortization, increased approximately $1,298,000, or 88.4%, to approximately $2,767,000 for the three months ended September 30, 2005, as compared to approximately $1,469,000 in the corresponding 2004 period. The increase is primarily attributable to increased legal and insurance costs, rents, salary expenses and additional advertising and promotional expenses. The advertising and promotional increases are associated with promoting our distribution segment and related branded product lines, including CarbSlim, Lean Protein, Hoodia DEX L-10 and Oxylene; additional legal expenses associated with our outstanding class action lawsuit. All insurance costs have increased, including health, general and product liability insurances; health insurance increased primarily due to an increase in the cost per employee and the number of employees; in addition to external insurance market influences surrounding higher premium costs for all of the Company’s business segments based on our increasing sales revenues. Officer and employee salaries have increased in total based on increases in the number of personnel in addition to merit increases and bonuses. Rents increased based on the additional warehousing and distribution square footage required with growing manufacturing and distribution segments. As a percentage of sales, selling, general and administrative expenses decreased to 22.6% for the three months ended September 30, 2005 from 24.3% in the corresponding period in 2004.

Interest Expense, net. For the three months ended September 30, 2005, interest expense, net, has decreased approximately $8,000 primarily due to total debt balance declining based on continued principal payments in addition to decreased interest expense charged due $17,000 interest that was capitalized as a cost of construction due to manufacturing construction that is in progress during the three month period ended September 30, 2005 that was not in progress in the corresponding 2004 period.

Income Taxes. For the three months ended September 30, 2005, the Company has recorded $212,000 of income tax expense based on the effective tax rate as applied to earnings for the 2005 period.

Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation as of and for the three months ended September 30, 2005. Management also believes that its business is not seasonal, however significant promotional activities can have a direct impact on sales volume in any given quarter.

Six Months Ended September 30, 2005 Compared to Six Months Ended September 30, 2004

Revenues. Total consolidated revenues increased approximately $10.9 million, or 83.3%, to approximately $23,996,000 for the six months ended September 30, 2005, as compared to approximately $13,093,000 for the six months ended September 30, 2004.

Manufacturing revenues increased approximately $2.55 million, or 41.8%, to approximately $8.65 million for the six months ended September 30, 2005, as compared to approximately $6.1 million for the corresponding period. The increase was primarily due to the increased order volumes and orders frequencies from our larger customers based on their new product introductions. Overall, manufacturing capacities and capabilities continue to be increased as we have added additional more advanced, higher speed production equipment.

Distribution revenues increased approximately $4.66 million or 204% to approximately $6,939,000 for the six months ended September 30, 2005, as compared to $2.28 million for the six months ended September 30, 2004. Overall, sales prices vary for all product lines dependent upon the size of the retail outlet as related to individual as well as aggregate purchase volumes in addition to the potential future expansion of the number of distribution points of sale as well as advertising dollars projected to be spent. For the six months ended September 30, 2005 as compared to the corresponding period in 2004 where no sales were consummated, two new branded products were sold, both of which are dietary supplements, Oxylene and Hoodia DEX L-10 where 367 and 1836 cases were sold respectively. For the six months ended September 30, 2005, 7,330 cases of CarbSlim were sold versus 43,783 cases sold for the six months ended September 30, 2004. The decrease in case sales are due to the decline in the low-carb category and a decrease in the number of national and regional distribution points. CarbSlim is comprised of ten SKUs, two sizes of: peanut butter crunch, chocolate caramel crunch, mint, peanut butter cookie dough, chocolate chip cookie dough. The Lean Protein Bites product line is comprised of four SKUs, milk chocolate, white chocolate, peanut butter and lemon. For the six months ended September 30, 2005, 2,412 total cases were sold as compared to the six months ended September 30, 2004, where 3,409 total cases were sold. The decline in sales was primarily due to the Company spending higher advertising dollars on the Company’s other product lines.

Pharmacy benefit management revenues increased 77.2% or approximately $3,565,000 to $8,184,000 for the six months ended September 30, 2005, as compared to $4,619,000 for the six months ended September 30, 2004. The increase results from the increase in overall membership and prescriptions filled in the two health plans as compared to the six months ended September 30, 2004. Revenue per member remained constant for both of the fiscal periods.

Pharmaceutical revenues increased $128,000 or approximately 142% to $219,000 as compared to $90,000. The increase is based on the introduction in July 2005 of Levothyroxine Sodium for animals where during the six months ended September 30, 2004, revenues were only derived from customer repackages pharmaceuticals.

Gross Profit. Total gross profit increased approximately $2.9 million or 94.5%, to $6.1 million for the six months ended September 30, 2005, as compared to $3.12 million for the six months ended September 30, 2004. Total gross margins remained consistant increasing slightly to 25.3% for the six months ended September 30, 2005 from 23.8% for the six months ended September 30, 2004.

Manufacturing gross profit increased approximately $1.44 million, or 69.4%, to approximately $3.5 million for the six months ended September 30, 2005, as compared to approximately $2.1 million in the corresponding period in 2004. For the six months ended September 30, 2005 manufacturing gross margin increased to 40.7%, from 34.1% in the corresponding period in 2004. Sales and gross profits have increased due to increased orders in addition to maintaining reduced costs due more efficient manufacturing equipment as partially offset by increased labor costs due to increases in the number of direct-labor personnel. Current increases in these type of labor-based direct overhead costs are in line with the Company’s planned improvements surrounding enhanced standard operating and manufacturing procedures in both its manufacturing plants. The Company expects that these improvements will continue to increase the Company’s visibility in the marketplaces that the Company competes in for new and expanded business.

Distribution gross profits increased 221.4% or approximately $1.6 million to approximately $2.38 million for the six months ended September 30, 2005, as compared to approximately $742,000 for the corresponding period ended September 30, 2004, with distribution gross margins increasing to 34.4% for the six months in 2005 as compared to 32.5% for the six months in 2004. The increases were primarily due to the new dietary supplement brands sold in 2005 that were not sold in 2004 that have a higher sales price and a better gross profit margin.

Pharmacy Benefit Management gross profit decreased approximately $193,000 or 75.6% to approximately $62,000 for the six months ended September 30, 2005, as compared to approximately $255,000 for the corresponding period in 2004. Pharmacy benefit management gross margin was 0.8% for six months in 2005 as compared to 5.5% for the six months ended 2004. Gross profit and margin decreased based on continued industry pressure on controlling per member and per claim revenues coupled with growing membership, rising number of claims in addition to the rising prescription costs. In addition to the 2004 corresponding period includes a $225,000 nonrecurring service consulting fee that is not included nor due within the six month period ended September 30, 2005.

Pharmaceutical gross profits increased $54,000 or approximately 136.8% to $94,000 as compared to $40,000. The increase is based on the introduction in July 2005 of Levothyroxine Sodium for animals. The gross margin was consistant for both the 2005 and 2004 periods although comprised of two different pharmaceutical products. The 2005 period included shipments of the Levothyroxine for animals which we manufacture versus repackaged pharmaceuticals in the 2004 period. The margins for the six-month period 2004 were comparable to the six-month period 2005 as the 2004 repackaging volume did not meet the Company’s minimum order thus a higher price was able to be charged.

Selling, General and Administrative Expenses. Selling, general and administrative (“SGA”) expenses consist of advertising and promotional expenses; insurance costs, research and development costs associated with the generic drug segment, personnel costs related to general management functions, finance, accounting and information systems, payroll and bonus expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and amortization expenses. Selling, general and administrative expenses, inclusive of depreciation and amortization, increased approximately $2,417,000, or 81.9%, to approximately $5,369,000 for the six months ended September 30, 2005, as compared to approximately $2,952,000 in the corresponding 2004 period. The increase is primarily attributable to increased legal and insurance costs, rents, salary expenses and additional advertising and promotional expenses. The advertising and promotional increases are associated with promoting our distribution segment and related branded product lines, including CarbSlim, Lean Protein, Hoodia DEX L-10 and Oxylene; additional legal expenses associated with our outstanding class action lawsuit. All insurance costs have increased, including health, general and product liability insurances; health insurance increased primarily due to an increase in the cost per employee and the number of employees; in addition to external insurance market influences surrounding higher premium costs for all of the Company’s business segments based on our increasing sales revenues. Officer and employee salaries have increased in total based on increases in the number of personnel in addition to merit increases and bonuses. Rents increased based on the additional warehousing and distribution square footage required with growing manufacturing and distribution segments. As a percentage of sales, selling, general and administrative expenses decreased slightly to 22.4% for the six months ended September 30, 2005 from 22.6% in the corresponding period in 2004.

Interest Expense, net. For the six months ended September 30, 2005, interest expense, net, has decreased approximately $66,000 primarily due to total debt balance declining based on continued principal payments in addition to decreased interest expense charged due to $74,000 of interest that was capitalized as a cost of construction due to manufacturing construction that is in progress during the six month period ended September 30, 2005 that was not in progress in the corresponding 2004 period.

Income Taxes. For the three months ended September 30, 2005, the Company has recorded $284,000 of income tax expense based on the effective tax rate as applied to earnings for the 2005 period.

Financial Condition, Liquidity and Capital Resources

The Company had working capital of approximately $9,922,000 at September 30, 2005, inclusive of current portion of long-term obligations and credit facilities, as compared to working capital of approximately $10,571,000 at March 31, 2005. The decrease in working capital is primarily attributable to net increases in inventories based on increases in purchasing activity in order to support our distribution product available to meet open national chain and mass retail purchase orders and increases in accounts receivable based on increased credit sales as offset by increases in accounts payable and accrued expenses associated with increased purchases and increases in accruals surrounding legal and salary-related expenses including wages, taxes, fringe benefits, insurances and commissions and as offset by the increase in current portion of long-term obligations directly associated with our controlling interest investment in American Antibiotics LLC.

Net cash provided by operating activities was approximately $646,000 for the six months ended September 30, 2005, as compared to net cash used by operating activities of $(1,456,000) for the six months ended September 30, 2004. Cash provided was primarily attributable to net income of $1,201,000 based on consolidated gross profit increases of approximately $2.9 million, increases in trade accounts payable representing net credit purchases of approximately $800,000, increases in accrued expenses of $1.5 million, changes in deferred taxes of $284,000, decreases of other accounts receivable of $392,000 directly attributable to the $1.2 million net proceeds received from the final insurance settlement relating to the Company’s August 2002 fire, depreciation and amortization of $334,000 all of which is partially offset by increases in trade accounts receivable of approximately $2.1 million based on increases in credit sales, and increases in inventory of $1.3 million in order to meet manufacturing and distribution open orders and prepaid and other asset purchases of approximately $165,000.

Net cash used in investing activities was $(3,223,000) for the six months ended September 30, 2005 as compared to the net cash used of $(394,000) for the six months ended September 30, 2004. Investing activities represented purchases and upgrades of plant and laboratory equipment for generic drug manufacturing and distribution plant, Belcher Pharmaceuticals as offset by $895,000 of net proceeds received from the American Antibiotics 49% minority interest.

Net cash provided by financing activities was approximately $1.5 million for the six months ended September 30, 2005 as compared to cash provided by financing activities of approximately $102,000 for the corresponding 2004 period. The cash provided was primarily due to issuance of $3 million of long-term obligations directly relating to the Company’s purchasing the majority interest in the American Antibiotic Beta-Lactum manufacturing plant located in Baltimore, Maryland.

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

Item 3. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer or CEO, and the chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on management’s evaluation as the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (an defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective to ensure that the information required to the disclosed by us in the reports that we filed under the Exchange Act gathered, analyzed and disclosed with adequate timelines, accuracy and completeness and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

In December 2004 and January 2005 five securities class action lawsuits were filed in the Federal District Court, Southern District of New York against GeoPharma and certain of its officers, alleging violations of federal securities laws in connection with certain press releases issued by the Company relating to Belcher Pharmaceuticals’ planned introduction of Mucotrol: Mat eVentures v. Kotha Sekharam and GeoPharma, Inc. (SDNY 04 Civ. 9463); Moshayedi v. GeoPharma, Inc., Jugal Taneja, Mihir Taneja, and Kotha Sekharam (SDNY 04 Civ. 9736); Sarno v. Mihir Taneja, Kotha Sekharam, and GeoPharma, Inc. (SDNY 04 Civ. 9975); Farwell v. Kotha Sekharam and GeoPharma, Inc. (SDNY 05 Civ. 188); and Taylor v. Kotha Sekharam and GeoPharma, Inc. (SDNY 05 Civ. 258). Plaintiffs, on behalf of themselves and all others similarly situated, seek unspecified damages allegedly suffered in connection with their respective purchases and sales of the Company’s securities during the Class period. On March 9, 2005 the Court consolidated the actions and appointed lead plaintiff and lead counsel. On April 18, 2005 plaintiffs filed a Consolidated Amended Class Action Complaint. On June 6, 2005 defendants filed a Motion to Dismiss the action. By Opinion and Order dated September 30, 2005 the Court granted defendents’ motion and dismissed the action without prejudice, with leave to replead. On October 24, 2005 plaintiffs filed a Consolidated Second Amended Class Action Complaint in the action. Defendents again plan to move to dismiss the action; their motion is scheduled to be filed on November 21, 2005. It is not possible to predict with certainty the ultimate outcome of these lawsuits. Although the Company has certain insurance, if these matters are resolved unfavorably, they could have a material adverse effect on the Company’s operating results or cash flows.

The company received a letter dated April 11, 2005 addressed to its Board of Directors, constituting a shareholder demand pursuant to Florida Statute Sec. 607.07401 from a San Diego law firm representing an alleged shareholder of GeoPharma, Inc. Such letter demanded that the company commence legal proceedings against each Board member and each officer of the company for alleged breaches of fiduciary duty arising out of and/or evidenced by the same actions and circumstances involved in the class action referred to above. At its Board meeting of June 7, 2005, the Board of Directors appointed a committee of independent directors to investigate the allegations outlined in such letter and as such, the investigation is currently underway.

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

GeoPharma, Inc.

Date: November 14, 2005	By:	/s/ Mihir K. Taneja
Mihir K. Taneja
Chief Executive Officer, Secretary and Director

Date: November 14, 2005	By:	/s/ Carol Dore-Falcone
Carol Dore-Falcone
Vice President and Chief Financial Officer