Form 10QSB
period 2005-12-31
GeoPharma, Inc.
filed 2006-02-14
CIK 1098315

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2005

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of January 26, 2005 was 9,202,105 net of 339,600 treasury shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

PART I – FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2005 (unaudited)	March 31, 2005 (audited)
Current assets:
Cash and cash equivalents	$3,775,218	$6,433,011
Certificate of deposit	433,273	425,927
Accounts receivable, net	6,667,624	2,256,189
Accounts receivable, other	114,874	586,164
Inventories, net	5,350,249	3,743,063
Prepaid expenses and other current assets	1,191,516	655,786
Due from affiliates	1,430,606	867,007
Deferred tax asset	—	38,000

Total current assets	$18,963,360	$15,005,147
Property, plant, leaseholds and equipment, net	9,550,620	4,485,767
Goodwill, net	728,896	728,896
Intangible assets, net	707,257	521,499
Media credits, net	799,748	799,748
Other assets, net	169,431	130,886

Total assets	$30,919,312	$21,671,943

See accompanying notes to condensed consolidated financial statements

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2005 (unaudited)	March 31, 2005 (audited)
Current liabilities:
Accounts payable	$4,281,946	$1,759,512
Current portion of long-term obligations	2,759,108	1,972,792
Accrued expenses and related party obligations	3,296,281	701,384

Total current liabilities	$10,337,335	$4,433,688

Deferred tax liability	206,300	—
Long-term obligations, less current portion	2,183,942	1,562,569

Total liabilities	$12,727,577	$5,996,257

Minority interest	(292,406)	—

Commitments and contingencies

Shareholders’ equity:

6% convertible preferred stock, Series B, $.01 par value (5,000 shares authorized, 5,000 shares issued and outstanding (liquidation preference $5,000,000)	$50	$50
Common stock, $.01 par value; 24,000,000 shares authorized; 9,365,536 and 9,181,481 shares issued and outstanding	93,655	91,815
Treasury stock (339,600 and 483,020 common shares, $.01 par value)	(3,396)	(4,830)
Additional paid-in capital	43,860,879	42,367,115
Retained earnings (deficit)	(25,467,047)	(26,778,464)

Total shareholders’ equity	$18,484,141	$15,675,686

Total liabilities and shareholders’ equity	$30,919,312	$21,671,943

See accompanying notes to condensed consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Revenues:
PBM (a related party activity)	$4,005,797	$3,346,134	$12,190,203	$7,965,660
Distribution	4,211,370	726,594	11,097,986	3,008,725
Manufacturing	4,052,681	2,505,865	12,706,466	8,607,133
Pharmaceutical	99,473	352,128	318,375	442,593

Total revenues	$12,369,321	$6,930,721	$36,313,030	$20,024,111

Cost of goods sold:
PBM	3,970,449	3,319,303	12,092,374	7,646,184
Distribution	2,389,624	552,918	6,976,251	2,110,476
Manufacturing (excluding depreciation and amortization presented below)	2,655,082	1,892,842	7,781,634	5,912,029
Pharmaceutical	56,769	177,459	181,466	228,155

Total cost of goods sold	$9,071,924	$5,942,522	$27,031,725	$15,896,844

Gross profit:
PBM	35,348	26,831	97,829	319,476
Distribution	1,821,746	173,676	4,121,735	898,249
Manufacturing	1,397,599	613,023	4,924,832	2,695,104
Pharmaceutical	42,704	174,669	136,909	214,438

Total gross profit	$3,297,397	$988,199	$9,281,305	$4,127,267

Selling, general and administrative expenses:
Depreciation and amortization	195,947	156,038	530,508	448,244
Selling, general and administrative expenses	2,188,404	1,561,884	7,236,094	4,242,002

Operating income (loss) before other income and expense	$913,046	$(729,723)	$1,514,703	$(562,979)
Other income (expense), net:
Other income (expense), net	16,123	26,888	896,804	242,577
Interest expense, net	(129,903)	(131,713)	(305,838)	(373,799)

Total other income (expense), net	$(113,780)	$(104,825)	$590,966	$(131,222)

Income (loss) before income taxes	$799,266	$(834,548)	$2,105,669	$(694,201)
Minority interest benefit (expense)	207,445	—	292,406	—
Income tax benefit (expense)	(567,193)	—	(851,298)	(14,442)

Net income (loss)	$439,518	$(834,548)	$1,546,777	$(708,643)
Preferred stock dividends	75,000	125,833	225,000	446,762

Net income (loss) available to common shareholders	$364,518	$(960,381)	$1,321,777	$(1,155,405)

Basic income (loss) per share	$.04	$(.12)	$.15	$(.15)

Basic weighted average number of common shares outstanding	9,005,134	8,188,452	8,884,866	7,876,197

Diluted income (loss) per share	$.03	$(.12)	$.11	$(.15)

Diluted weighted average number of common shares outstanding	12,826,152	8,188,452	12,630,224	7,876,197

See accompanying notes to condensed consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$1,546,777	$(708,643)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	530,500	448,244
Certificate of deposit accrued interest	(7,346)	(786)
Amortization of stock option deferred compensation	33,593	33,593
Income tax expense, current	751,298	14,442
(Increase) decrease in net deferred income tax asset	138,000	—
Changes in operating assets and liabilities:
Accounts receivable, trade, net	(4,411,434)	(907,490)
Accounts receivable, other	471,290	(233,348)
Inventory, net	(1,607,186)	(1,164,590)
Prepaid expenses and other current assets	(535,730)	(97,062)
Other assets, net	(274,536)	20,259
Accounts payable	2,522,433	237,334
Accrued expenses	2,371,010	303,438
Due from affiliates, net	(562,996)	(63,623)

Net cash provided (used) by operating activities	$965,673	$(2,118,232)

Cash flows from investing activities:
Purchases of property, plant, leaseholds and equipment	$(5,545,126)	$(2,775,363)
Proceeds from minority interest, net	687,594	—

Net cash used by investing activities	$(4,857,532)	$(2,775,363)

Cash flows from financing activities:
Proceeds from issuance of long-term obligations	$3,000,000	$—
Payments of long-term obligations	(2,023,820)	(657,140)
Payments of preferred stock dividends	—	(152,500)
Proceeds from stock options exercised	80,138	285,491
Purchase of treasury shares	—	(718,891)
Amortization of debt discount to interest expense	177,748	231,341
Payments of private placement fees	—	(6,000)

Net cash provided (used) by financing activities	$1,234,066	$(1,017,699)

Net increase (decrease) in cash	(2,657,793)	(5,911,294)
Cash at beginning of period	6,433,011	13,167,765

Cash at end of period	$3,775,218	$7,256,471

	Nine months ended December 31, 2005	Nine months ended December 31, 2004
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$102,325	$125,135

Cash paid during the period for income taxes	$—	$40,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of common stock issued to pay preferred stock dividend	$225,000	$269,263
Value of common stock issued to pay convertible debt interest	$—	$49,477
Value of common stock issued upon conversion of 5 million shares of Series A, 6% convertible preferred stock	$—	$5,000,000
Value of common stock issued to pay convertible debt principle	$—	$262,500

See accompanying notes to condensed consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004

(UNAUDITED)

NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form-10KSB as of and for the years ended March 31, 2005 and 2004 as filed with the Securities and Exchange Commission on June 29, 2005.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

The condensed consolidated financial statements as of December 31, and March 31, 2005 and for the three and nine months ended December 31, 2005 and 2004 include the accounts of GeoPharma, Inc. (the “Company”), (“GeoPharma”), which is continuing to do manufacturing business as Innovative Health Products, Inc. (“Innovative”), and its Florida wholly-owned subsidiaries Breakthrough Engineered Nutrition, Inc. (“Breakthrough”), Belcher Pharmaceuticals, Inc., (“Belcher”), Breakthrough Marketing Inc., (“B-Marketing”), IHP Marketing, Inc., (“IHP-Marketing”), and Go2PBM Services, Inc. (“PBM”) and its Delaware wholly-owned subsidiary, Belcher Capital Corporation, (“Belcher Capital”). Effective August 2005, the Company has a 51% controlling interest in our new Florida-incorporated subsidiary, American Antibiotics, LLC ( “American”), which is accounted for given the consideration of the 49% minority interest. All transactions relating to Significant intercompany balances and transactions have been eliminated in consolidation.

b. Industry Segment

In accordance with the provisions of Statement of Financial Accounting Standards No. 131, (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker related to the allocation of resources and in the resulting assessment of the segment’s overall performance. As of December 31, 2005 and March 31, 2005, the Company had four industry segments in addition to corporate: manufacturing, distribution, pharmacy benefit management and pharmaceutical. The $30,919,312 of total assets as of December 31, 2005 were comprised of $2,811,268 attributable to corporate, $14,916,113 attributable to manufacturing, $6,683,648 attributable to distribution, $1,825,298 attributable to pharmacy benefit management and $4,682,985 attributable to pharmaceutical. The $21,671,943 of total assets as of March 31, 2005 were comprised of $6,352,631 attributable to corporate, $11,853,060 attributable to manufacturing, $2,573,787 attributable to distribution, $817,099 attributable to pharmacy benefit management and $75,366 attributable to pharmaceutical.

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

For the three and nine months ended December 31, 2005 and 2004, amortization expense associated with goodwill was $0. The unamortized balance of goodwill at December 31, and March 31, 2005 was $728,896 with the unamortized balance of intellectual property for the same periods was $228,305. No impairment loss was required to be recorded.

g. Impairment of Assets

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

h. Income Taxes

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

i. Earnings (Loss) Per Common Share

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and preferred stock warrants, officer, employee and nonemployee stock options that are considered potentially dilutive are included in the fully diluted share calculation at December 31, 2005 and 2004. The reconciliation between basic and fully diluted shares are as follows:

	For the Three Months Ended December 31, 2005	For the Three Months Ended December 31, 2004	For the Nine Months Ended December 31, 2005	For the Nine Months Ended December 31, 2004
Net income (loss) per share – basic:
Net income (loss)	$364,518	$(960,381)	$1,321,777	$(1,155,405)
Weighted average shares – basic	9,005,134	8,188,452	8,884,866	7,876,197
Net income (loss) per share – basic	$.04	$(.12)	$.15	$(.15)
Net income (loss) per share – diluted:
Net income (loss)	$364,518	$(960,381)	$1,321,777	$(1,155,405)
Preferred stock dividend	75,000	—	225,000	—

	$439,518	$(960,381)	$1,546,777	$(1,155,405)
Weighted average shares – basic	9,005,134	8,188,452	8,884,866	7,876,197
Effect of preferred stock prior to conversion	833,333	—	833,333	—
Effect of warrants prior to conversion	562,500	—	562,500	—
Effect of stock options	2,425,185	—	2,425,185	—
Effect of convertible term note	—	—	—	—
Weighted average shares-diluted	12,826,152	8,188,452	12,630,224	7,876,197
Net income (loss) per share – diluted	$.03	$(.12)	$.11	$(.15)
Antidilutive items not included	1,170,000	4,044,950	1,170,000	4,044,950

j. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at December 31 and March 31, 2005, as well as the reported amounts of revenues and expenses for the three and nine months ended December 31, 2005 and 2004. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

k. Concentration of Credit and Sales Risk

Concentrations of credit risk with respect to trade accounts receivable are limited due to the distribution of sales over a large customer base as of December 31, and March 31, 2005. For the three months ended December 31, 2005, four customers accounted for 32.4%, CarePlus, a related party, 27.1% General Nutrition Distributors, 6.6%, Spectrum Group, 6.5% Berkeley Premium Nutraceuticals. For the nine months ended December 31, 2005, five customers accounted for 33.6%, CarePlus, a related party, 13.9%, General Nutrition Distributors, 11.8%, Spectrum Group, 5.2% Berkeley Premium Nutraceuticals and 5.1%, Direct Marketing Concepts.

The Company has no concentration of customers within specific geographic areas outside the United States that would give rise to significant geographic credit risk.

l. Revenue Recognition

In accordance with SAB 101, Revenue Recognition, revenues are recognized by the Company when the merchandise is shipped to the customer which is when title and risk of loss has passed to the customer. Revenues from sales of inventory on consignment are recognized when consigned inventory is sold with title and risk of loss passing to the ultimate customer.

m. Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $216,506 and $148,031 for the three months ended December 31, 2005 and 2004 and $1,474,359 and $259,269 for the nine months ended December 31, 2005 and 2004, respectively.

n. Research and Development Costs

Costs incurred to develop our generic pharmaceutical products are expensed as incurred and charged to research and development (“R&D”). R&D expensed for the three and nine months ended December 31, 2005 were $112,271 and $248,447, respectively and was $180,857 and $387,691 for the three and nine months ended December 31, 2004.

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

Long-term Obligations: The fair value of the Company’s fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At December 31 and March 31, 2005, the fair value of the Company’s long-term obligations approximated its carrying value.

Credit Lines Payable: The carrying amount of the Company’s credit lines payable approximates fair market value since the interest rate on these instruments corresponds to market interest rates.

p. Reclassifications

Certain reclassifications have been made to the financial statements for the three and nine months ended December 31, 2004 to conform to the presentation for the three and nine months ended December 31, 2005.

NOTE 3—INCOME TAXES

Income taxes for the nine months ended December 31, 2005 differ from the amounts computed by applying the effective income tax rates to income before income taxes as a result of the following:

Computed tax expense at the statutory rate (37.63%)	$888,000
Increase (decrease) in taxes resulting from:
Effect of permanent differences:
Non deductible	58,000
Other, net	5,298
Change in valuation allowance	(100,000)

Income tax (benefit) expense	$851,298

Temporary differences that give rise to deferred tax assets and liabilities are as follows:

Deferred tax assets:
Bad debts	$47,400
Inventories	51,000
Accrued vacation	16,000
Deposits	57,000
Amortization	—
Net operating loss carryforwards	—

Deferred tax asset	$171,400

Deferred tax liabilities:
Fixed asset basis differences	(324,700)
Amortization	(53,000)

Net deferred tax asset (liability) recorded	$(206,300)

NOTE 4-STOCK OPTION PLANS

The Company has adopted only the disclosure provision of SFAS No. 123, “Accounting for Stock Based Compensation”, as it relates to employee awards. Accounting Principles Board Opinion No. 25 is applied in accounting for the plan. Accordingly, no compensation expense is recognized related to the stock based compensation plans. The pro forma net earnings (loss) per common share, if the Company had elected to account for its plan consistent with the methodology prescribed by SFAS No. 123, are shown in the following:

	Three months ended		Nine months ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Net income (loss)
As reported	$364,518	$(960,381)	$1,321,777	$(1,155,405)

Pro forma	$(101,189)	$(1,126,917)	$585,537	$(361,507)

Net income (loss) per common share:
Basic income (loss) per share:
As reported	$.04	$(.12)	$.15	$(.15)

Pro forma	$(.01)	$(.14)	$.10	$(.18)

Diluted income (loss) per share:
As reported	$.03	$(.12)	$.11	$(.15)

Pro forma	$(.01)	$(.14)	$.08	$(.18)

Effective April 1, 2006, the Company will adopt the provisions of SFAS No. 123R, “Share-Based Payment.” The Company has not yet completed its evaluation of the effect of this pronouncement.

NOTE 5-RELATED PARTY TRANSACTIONS

Revenues: For the three months ended December 31, 2005 and 2004, manufacturing revenues of approximately $48,355 and $50,263 respectively, were recorded from sales by the Company to subsidiaries of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the three months ended December 31, 2005 and 2004, manufacturing revenues of $192,942 and $88,774, respectively, were recorded from sales by the Company to VerticalHealth Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a shareholder.

For the three months ended December 31, 2005 and 2004, distribution revenues of approximately $0 and $19,440 respectively, were recorded from sales by the Company to subsidiaries of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder.

For the three months ended December 31, 2005 and 2004, pharmacy benefit management revenues of approximately $4,005,797 and $3,346,134 respectively, were recorded from sales by the Company to CarePlus Health Plan, an affiliate of the Company’s greater than 10% shareholder Mssr. Zappala. Our wholly-owned subsidiary, Go2PBM Services, Inc., derives 100% of its revenues from this contract.

Revenues: For the nine months ended December 31, 2005 and 2004, manufacturing revenues of approximately $150,631 and $369,217 respectively, were recorded from sales by the Company to subsidiaries of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the nine months ended December 31, 2005 and 2004, manufacturing revenues of $0 and $27,141, respectively, were recorded from sales by the Company to DrugMax, Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the nine months ended December 31, 2005 and 2004, manufacturing revenues of $496,926 and $304,711, respectively, were recorded from sales by the Company to VerticalHealth Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a shareholder.

For the nine months ended December 31, 2005 and 2004, distribution revenues of approximately $0 and $19,440 respectively, were recorded from sales by the Company to subsidiaries of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder.

For the nine months ended December 31, 2005 and 2004, pharmacy benefit management revenues of approximately $12,190,203 and $7,965,660 respectively, were recorded from sales by the Company to CarePlus Health Plan, an affiliate of the Company’s greater than 10% shareholder Mssr. Zappala. Our wholly-owned subsidiary, Go2PBM Services, Inc., derives 100% of its revenues from this contract.

Trade Accounts Receivable/ Trade Accounts Payable: Amounts due from affiliates and amounts due to affiliates represent balances owed to or amounts owed by the Company for sales occurring in the normal course of business. Amounts due from and amounts due to these affiliates are in the nature of trade receivables or payables and fluctuate based on sales volume and payments received/made.

As of March 31, and December 31, 2005, for the manufacturing segment, $51,460 and $52,095 was due from subsidiaries of Dynamic Health Products. $57,363 and $203,420, respectively, was due from VerticalHealth, Inc.

As of March 31, and December 31, 2005, for the pharmacy benefit management segment, $743,801 and $1,174,851 was due from CarePlus Health.

NOTE 6- LEGAL PROCEEDINGS

In December 2004 and January 2005 five securities class action lawsuits were filed in the Federal District Court, Southern District of New York against GeoPharma and certain of its officers, alleging violations of federal securities laws in connection with certain press releases issued by the Company relating to Belcher Pharmaceuticals’ planned introduction of Mucotrol: Mat eVentures v. Kotha Sekharam and GeoPharma, Inc. (SDNY 04 Civ. 9463); Moshayedi v. GeoPharma, Inc., Jugal Taneja, Mihir Taneja, and Kotha Sekharam (SDNY 04 Civ. 9736); Sarno v. Mihir Taneja, Kotha Sekharam, and GeoPharma, Inc. (SDNY 04 Civ. 9975); Farwell v. Kotha Sekharam and GeoPharma, Inc. (SDNY 05 Civ. 188); and Taylor v. Kotha Sekharam and GeoPharma, Inc. (SDNY 05 Civ. 258). Plaintiffs, on behalf of themselves and all others similarly situated, seek unspecified damages allegedly suffered in connection with their respective purchases and sales of the Company’s securities during the Class period. On March 9, 2005 the Court consolidated the actions and appointed lead plaintiff and lead counsel. On April 18, 2005 plaintiffs filed a Consolidated Amended Class Action Complaint. On June 6, 2005 defendants filed a Motion to Dismiss the action. By Opinion and Order dated September 30, 2005 the Court granted defendents’ motion and dismissed the action without prejudice, with leave to replead. On October 24, 2005 plaintiffs filed a Consolidated Second Amended Class Action Complaint in the action. The Company again moved to dismiss the Second Amended Consolidated Complaint, and after the issues were fully briefed by the parties, by Opinion and Order dated January 27, 2006 the Court again dismissed Plaintiffs’ action, this time with prejudice.

The company received a letter dated April 11, 2005 addressed to its Board of Directors, constituting a shareholder demand pursuant to Florida Statute Sec. 607.07401 from a San Diego law firm representing an alleged shareholder of GeoPharma, Inc. Such letter demanded that the company commence legal proceedings against each Board member and each officer of the company for alleged breaches of fiduciary duty arising out of and/or evidenced by the same actions and circumstances involved in the class action referred to above. At its Board meeting of June 7, 2005, the Board of Directors appointed a committee of independent directors to investigate the allegations outlined in such letter and as such, the investigation is currently underway. On December 29, 2005, Imelda Hoeft, derivatively on behalf of the Company, instituted an action in the Circuit Court of the 6th Judicial Circuit in and for Pinellas County, Florida against the Company and all the Company’s officers and directors asserting claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The action seeks unspecified damages and other relief. It is not possible to predict with certainty the ultimate outcome of these lawsuits. Although the Company has certain insurance, if these matters are resolved unfavorably, they could have a material adverse effect on the Company’s operating results or cash flows.

NOTE 7-AMERICAN ANTIBIOTICS LLC

On Friday, August 12, 2005, the Company, through American Antibiotics LLC, a newly-formed subsidiary which is 51% owned by the Company, acquired substantially all of the assets of Consolidated Pharmaceutical Group, Inc., an antibiotic manufacturer located in Baltimore, Maryland. The acquisition was made through American Antibiotics LLC, a newly formed Florida limited liability company. GeoPharma has a 51% controlling interest in American Antibiotics LLC in exchange for $3,000,000. In accordance with the Purchase Agreement, the $3,000,000 note was immediately reduced based on a $500,000 cash down payment with the balance due of $2,500,000 note amortized over three years at 5% interest with principal and interest serviced annually. In addition, the manufacturing facility located Baltimore, Maryland remains rent free for the longer of twelve months or until the Sellers have brought the Facility to current FDA and cGMP standards.

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

NOTE 8-SUBSEQUENT EVENTS

On February 1, 2006, the Company paid the remaining $2,424,000 6% convertible debt balance outstanding by the issuance of 530,469 shares of its $0.01 par value common stock which satisfied all principle, interest and any and all prepayment and conversion fees. The company filed their Form 8-K with the Securities and Exchange Commission on February 6, 2006 and filed Form 424(b)(3) on February 8, 2006.

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

Three Months Ended December 31, 2005 Compared To Three Months Ended December 31, 2004

Revenues. Total revenues increased approximately $5,438,000, or 78.4%, to approximately $12,369,000 for the three months ended December 31, 2005, as compared to approximately $6,931,000 for the three months ended December 31, 2004. Pharmacy benefit management revenues increased approximately $660,000, or 20.0%, to approximately $4,006,000 for the three months ended December 31, 2005, as compared to $3,346,000 for the three months ended December 31, 2004. Pharmacy benefit management revenues increased for the three months ended December 31, 2005 due to the increase of participating plan members and related pharmacy claims based on the PBM activity derived from two HMO health plans. Distribution revenues increased approximately $3,485,000, or 479.6%, to approximately $4,211,000 for the three months ended December 31, 2005, as compared to $727,000 for the three months ended December 31, 2004. For the three months ended December 31, 2005, revenues were derived from sales volume from three product lines that included 1,176 cases of CarbSlim, 862 cases of Lean Protein Bites, our consumer foods products, and 7,138 cases of dietary supplements sold under our branded label as compared to revenues from three product lines that included 4,918 cases of CarbSlim, 1,017 cases of Lean Protein Bites and 867 cases of dietary supplements sold under our branded label. The increase in case sales of our dietary supplement products increased based on our increased advertising dollars spent promoting our products in addition to increases in the number of retail outlets selling the products. The total distribution revenues for the current three month period were derived from 98% dietary supplement sales with only 2% of total distribution revenues being derived from consumer foods as compared to the corresponding period in 2004 whereas 67% of distribution revenues were derived from dietary supplement case sales with 33% of distribution revenues being derived from our consumer food products. Manufacturing revenues increased approximately $1,547,000, or 61.7%, to approximately $4,053,000 for the three months ended December 31, 2005, as compared to approximately $2,505,000 for the corresponding period. Increases in manufacturing segment revenues in the current period as compared to the corresponding period in 2004 was primarily caused by increased customer base and the increased size and frequency in certain of our key customers’ orders. Pharmaceutical revenues decreased $253,000 or 71.8% to $99,000 in the current three month period ended December 31, 2005 as compared to $352,000 the prior corresponding period in 2004. The decline was caused due to the prior period’s revenues were derived from initial pipeline fill orders as compared to the current three month period which were derived from reorders.

Gross profit. Total gross profit increased approximately $2,309,000, or 233.7%, to approximately $3,297,000 for the three months ended December 31, 2005, as compared to approximately $988,000 for the three months ended December 31, 2004. Total consolidated gross margins increased to 26.7% for the three month period ended December 31, 2005 as compared to 14.3% for the corresponding three months in 2004. Pharmacy benefit management gross profits increased approximately $8,000, or 31.7%, to approximately $35,000 for the three months ended December 31, 2005, as compared to $26,000 for the three months ended December 31, 2004. Pharmacy benefit management gross margin increased to 0.9% for the three months ended December 31, 2005 as compared to .8% for the three months ended December 31, 2004. Although sales revenues have continued to increase, gross profit dollars and gross margins remain consistent due to continuing increases in costs of prescriptions and increases in the costs to administer pharmacy claims which translate into higher net claims dollars incurred and paid per member as compared to the corresponding three-month period. Distribution gross profit increased approximately $1,648,000, or 948.9%, to approximately $1,822,000 for the three months ended December 31, 2005, as compared to $174,000 for the three months ended December 31, 2004. Distribution gross margins increased to 43.3% for the three months ended December 31, 2005 as compared to 23.9% in the corresponding period in 2004. With increased sales revenues, gross profit dollars and gross margins also increased due to the change in the mix of sales in the current three month period as influenced by increases in case sales of our dietary supplements that carry a higher gross margin than do the sales of CarbSlim and Lean Protein Bites, our reduced carbohydrate consumer food products. The demand for these consumer food products has slowed in the United States. Further, the current three month period sales mix for the higher margined dietary supplements has increased significantly. Although all products are sold to the national mass chains that generally have a lower gross margin due to required outside broker fees, slotting fees, free-product fills and volume discounts, the per case profit margin for our dietary supplements are higher than consumer food products. Manufacturing gross profit increased approximately $784,000, or 128%, to approximately $1,398,000 for the three months ended December 31, 2005, as compared to approximately $613,000 in the corresponding three-month period in 2004. For the three months ended December 31, 2005, manufacturing gross margin increased to 34.5%, from 24.5% in the corresponding three-month period in 2004. The increases in gross margins and gross profit dollars are primarily attributable to change in our customer profile which has focused on higher margin private-label and OTC contract manufacturing orders. Pharmaceutical gross profit decreased approximately $132,000, or 75.5%, to approximately $43,000 for the three months ended December 31, 2005, as compared to approximately $174,000 in the corresponding three-month period in 2004. For the three months ended December 31, 2005, pharmaceutical gross margin decreased to 42.9%, from 49.5% in the corresponding three-month period in 2004. The decreases in gross margins and gross profit dollars are primarily attributable to the decrease in sales revenues as well as overall short-term promotional-based decreases in our customers’ reorder pricing.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of advertising and promotional expenses; personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and leasehold amortization expense. Selling, general and administrative expenses increased approximately $666,000, or 38.8%, to approximately $2,384,000 for the three months ended December 31, 2005, as compared to approximately $1,718,000 in the corresponding period. The increase is primarily attributable to research and development expenses, higher legal expenses in addition to increases in advertising and promotional expenses associated with our distribution segment, rents, as well as payroll expenses and costs associated with fringe benefits to support our distribution, manufacturing growth. As a percentage of sales, selling, general and administrative expenses decreased to 19.3% for the three months ended December 31, 2005 from 24.8% in the corresponding three-month period in 2004.

Interest income (expense), net. Interest expense, net of interest income, decreased approximately $2,000 to approximately $(130,000) for the three months ended December 31, 2005, from approximately $(132,000) for the three months ended December 31, 2004. The small decrease in net interest expense is primarily attributable to the decreases in long-term obligations outstanding due to continued principle payments on obligations outstanding as partially offset by decreases in amounts earned on funds held at banks.

Income taxes. As of and for the three months ended December 31, 2005, income tax expense increased to $567,000 as compared to no tax expense or benefit in the corresponding three month period in 2004. The increase in expense is primarily due to lack of available favorable net operating loss carryforwards or available benefit as derived from recorded deferred tax assets. The Company has $46,000 and $206,000 recorded as a current and deferred tax liability, respectively based on current and future expected net taxable income.

Nine Months Ended December 31, 2005 Compared To Nine Months Ended December 31, 2004

Revenues. Total revenues increased approximately $16,289,000, or 81.4%, to approximately $36,313,000 for the nine months ended December 31, 2005, as compared to approximately $20,024,000 for the nine months ended December 31, 2004. Pharmacy benefit management revenues increased approximately $4,225,000, or 53.0%, to approximately $12,190,000 for the nine months ended December 31, 2005, as compared to $7,966,000 for the nine months ended December 31, 2004. Pharmacy benefit management revenues increased for the nine months ended December 31, 2005 due to the increase of participating plan members and related pharmacy claims based on the PBM activity derived from two HMO health plans. Distribution revenues increased approximately $8,089,000, or 268.9%, to approximately $11,098,000 for the nine months ended December 31, 2005, as compared to $3,009,000 for the nine months ended December 31, 2004. For the nine months ended December 31, 2005, revenues were derived from sales volume from three product lines that included 8,506 cases of CarbSlim, 3,274 cases of Lean Protein Bites, our consumer foods products, and 9,341 cases of dietary supplements sold under our branded label as compared to revenues from three product lines that included 48,701 cases of CarbSlim, 4,426 cases of Lean Protein Bites and 1,469 cases of dietary supplements sold under our branded label. The increase in case sales of our dietary supplement products increased based on our increased advertising dollars spent promoting our products in addition to increases in the number of retail outlets selling the products. The total distribution revenues for the current nine month period were derived from 97% dietary supplement sales with only 3% of total distribution revenues being derived from consumer foods as compared to the corresponding period in 2004 whereas 41% of distribution revenues were derived from dietary supplement case sales with 59% of distribution revenues being derived from our consumer food products. Manufacturing revenues increased approximately $4,099,000, or 47.6%, to approximately $12,706,000 for the nine months ended December 31, 2005, as compared to approximately $8,607,000 for the corresponding period. Increases in manufacturing segment revenues in the current period as compared to the corresponding period in 2004 was primarily caused by increased customer base and the increased size and frequency in certain of our key customers’ orders. Pharmaceutical revenues decreased $124,000 or 28.1% to 318,000 in the current nine month period ended December 31, 2005 as compared to $443,000 the prior corresponding period in 2004. The decline was caused due to the prior period’s revenues were derived from initial pipeline fill orders as compared to the current nine month period which were derived from reorders.

Gross profit. Total gross profit increased approximately $5,140,000, or 124.1%, to approximately $9,281,000 for the nine months ended December 31, 2005, as compared to approximately $4,127,000 for the nine months ended December 31, 2004. Total consolidated gross margins increased to 25.6% for the nine month period ended December 31, 2005 as compared to 20.6% for the corresponding nine months in 2004. Pharmacy benefit management gross profits decreased approximately $222,000, or 69.4%, to approximately $98,000 for the nine months ended December 31, 2005, as compared to $319,000 for the nine months ended December 31, 2004. Pharmacy benefit management gross margin decreased to 0.8% for the nine months ended December 31, 2005 as compared to 4% for the nine months ended December 31, 2004. Although sales revenues have continued to increase, gross profit dollars and gross margins decreased due to continuing increases in costs of prescriptions and increases in the costs to administer pharmacy claims which translate into higher net claims dollars incurred and paid per member as compared to the corresponding nine-month period as partially offset by the nonrecurring $225,000 contract renewal revenue collected in the 2004 period. Distribution gross profit increased approximately $3,223,000, or 358.9%, to approximately $4,122,000 for the nine months ended December 31, 2005, as compared to $898,000 for the nine months ended December 31, 2004. Distribution gross margins increased to 37.1% for the nine months ended December 31, 2005 as compared to 29.9% in the corresponding period in 2004. With increased sales revenues, gross profit dollars and gross margins also increased due to the change in the mix of sales in the current nine month period as influenced by increases in case sales of our dietary supplements that carry a higher gross margin than do the sales of CarbSlim and Lean Protein Bites, our reduced carbohydrate consumer food products. The demand for these consumer food products has slowed in the United States. Further, the current nine month period sales mix for the higher margined dietary supplements has increased significantly. Although all products are sold to the national mass chains that generally have a lower gross margin due to required outside broker fees, slotting fees, free-product fills and volume discounts, the per case profit margin for our dietary supplements are higher than consumer food products. Manufacturing gross profit increased approximately $2,230,000, or 82.7%, to approximately $4,925,000 for the nine months ended December 31, 2005, as compared to approximately $2,695,000 in the corresponding nine-month period in 2004. For the nine months ended December 31, 2005, manufacturing gross margin increased to 38.8%, from 31.3% in the corresponding nine-month period in 2004. The increases in gross margins and gross profit dollars are primarily attributable to change in our customer profile which has focused on higher margin private-label and OTC contract manufacturing orders. Pharmaceutical gross profit decreased approximately $78,000, or 36.2%, to approximately $137,000 for the nine months ended December 31, 2005, as compared to approximately $214,000 in the corresponding nine-month period in 2004. For the nine months ended December 31, 2005, pharmaceutical gross margin decreased to 43.0%, from 48.5% in the corresponding nine-month period in 2004. The decreases in gross margins and gross profit dollars are primarily attributable to the decrease in sales revenues as well as overall short-term promotional-based decreases in our customers’ reorder pricing.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of advertising and promotional expenses; personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and leasehold amortization expense. Selling, general and administrative expenses increased approximately $3,076,000, or 65.6%, to approximately $7,767,000 for the nine months ended December 31, 2005, as compared to approximately $4,690,000 in the corresponding period. The increase is primarily attributable to research and development expenses, higher legal expenses in addition to increases in advertising and promotional expenses associated with our distribution segment, rents, as well as payroll expenses and costs associated with fringe benefits to support our distribution, manufacturing growth. As a percentage of sales, selling, general and administrative expenses decreased to 21.4% for the nine months ended December 31, 2005 from 23.4% in the corresponding nine-month period in 2004.

Interest income (expense), net. Interest expense, net of interest income, decreased approximately $68,000 to approximately $(306,000) for the nine months ended December 31, 2005, from approximately $(374,000) for the nine months ended December 31, 2004. The decrease in net interest expense is primarily attributable to the decreases in long-term obligations outstanding due to continued principle payments on obligations outstanding as partially offset by decreases in amounts earned on funds held at banks.

Income taxes. For the nine months ended December 31, 2005, income tax expense increased to $851,000 as compared to 14,000 of tax expense in the corresponding nine month period in 2004. The increase in expense is primarily due to lack of available net operating loss carryforwards or available benefit as derived from recorded deferred tax assets. The Company has $46,000 and $206,000 recorded as a current and deferred tax liability, respectively based on current and future expected net taxable income.

Financial Condition, Liquidity and Capital Resources

The Company had working capital of approximately $8,626,000 at December 31, 2005, inclusive of current portion of long-term obligations and credit facilities, as compared to working capital of approximately $10,571,000 at March 31, 2005. The decrease in working capital is primarily attributable to net increases in inventories based on increases in purchasing activity in order to support our distribution product available to meet open national chain and mass retail purchase orders and increases in accounts receivable based on increased credit sales as offset by increases in accounts payable and accrued expenses associated with increased purchases and increases in accruals surrounding legal and salary-related expenses including wages, taxes, fringe benefits, insurances and commissions and as offset by the increase in current portion of long-term obligations directly associated with our controlling interest investment in American Antibiotics LLC.

Net cash provided by operating activities was approximately $966,000 for the nine months ended December 31, 2005, as compared to net cash used by operating activities of $(2,118,000) for the nine months ended December 31, 2004. Cash provided was primarily attributable to net income of $1,322,000 based on consolidated gross profit increases of approximately $5.1 million, increases in trade accounts payable representing net credit purchases of approximately $2.5 million, increases in accrued expenses of $2.6 million, changes in current and deferred taxes of $505,000, decreases of other accounts receivable of $471,000 directly attributable to the $1.2 million net proceeds received from the final insurance settlement relating to the Company’s August 2002 fire, depreciation and amortization of $530,000 all of which is partially offset by increases in trade accounts receivable of approximately $4.4 million based on increases in credit sales, and increases in inventory of $1.6 million in order to meet manufacturing and distribution open orders and prepaid and other asset purchases of approximately $275,000.

Net cash used in investing activities was $(4,858,000) for the nine months ended December 31, 2005 as compared to the net cash used of $(2,775,000) for the nine months ended December 31, 2004. Investing activities represented purchases and upgrades of plant and laboratory equipment for generic drug manufacturing and distribution plant, Belcher Pharmaceuticals as offset by $688,000 of net proceeds received from the American Antibiotics 49% minority interest as partially offset by payments of $2 million on long-term obligations.

Net cash provided by financing activities was approximately $1.2 million for the nine months ended December 31, 2005 as compared to cash used by financing activities of approximately $1.0 million for the corresponding 2004 period. The cash provided was primarily due to issuance of $3 million of long-term obligations directly relating to the Company’s purchasing the majority interest in the American Antibiotic Beta-Lactum manufacturing plant located in Baltimore, Maryland.

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

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

In December 2004 and January 2005 five securities class action lawsuits were filed in the Federal District Court, Southern District of New York against GeoPharma and certain of its officers, alleging violations of federal securities laws in connection with certain press releases issued by the Company relating to Belcher Pharmaceuticals’ planned introduction of Mucotrol: Mat eVentures v. Kotha Sekharam and GeoPharma, Inc. (SDNY 04 Civ. 9463); Moshayedi v. GeoPharma, Inc., Jugal Taneja, Mihir Taneja, and Kotha Sekharam (SDNY 04 Civ. 9736); Sarno v. Mihir Taneja, Kotha Sekharam, and

GeoPharma, Inc. (SDNY 04 Civ. 9975); Farwell v. Kotha Sekharam and GeoPharma, Inc. (SDNY 05 Civ. 188); and Taylor v. Kotha Sekharam and GeoPharma, Inc. (SDNY 05 Civ. 258). Plaintiffs, on behalf of themselves and all others similarly situated, seek unspecified damages allegedly suffered in connection with their respective purchases and sales of the Company’s securities during the Class period. On March 9, 2005 the Court consolidated the actions and appointed lead plaintiff and lead counsel. On April 18, 2005 plaintiffs filed a Consolidated Amended Class Action Complaint. On June 6, 2005 defendants filed a Motion to Dismiss the action. By Opinion and Order dated September 30, 2005 the Court granted defendents’ motion and dismissed the action without prejudice, with leave to replead. On October 24, 2005 plaintiffs filed a Consolidated Second Amended Class Action Complaint in the action. The Company again moved to dismiss the Second Amended Consolidated Complaint, and after the issues were fully briefed by the parties, by Opinion and Order dated January 27, 2006 the Court again dismissed Plaintiffs’ action, this time with prejudice.

The company received a letter dated April 11, 2005 addressed to its Board of Directors, constituting a shareholder demand pursuant to Florida Statute Sec. 607.07401 from a San Diego law firm representing an alleged shareholder of GeoPharma, Inc. Such letter demanded that the company commence legal proceedings against each Board member and each officer of the company for alleged breaches of fiduciary duty arising out of and/or evidenced by the same actions and circumstances involved in the class action referred to above. At its Board meeting of June 7, 2005, the Board of Directors appointed a committee of independent directors to investigate the allegations outlined in such letter and as such, the investigation is currently underway. On December 29, 2005, Imelda Hoeft, derivatively on behalf of the Company, instituted an action in the Circuit Court of the 6th Judicial Circuit in and for Pinellas County, Florida against the Company and all the Company’s officers and directors asserting claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The action seeks unspecified damages and other relief. It is not possible to predict with certainty the ultimate outcome of these lawsuits. Although the Company has certain insurance, if these matters are resolved unfavorably, they could have a material adverse effect on the Company’s operating results or cash flows.

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

GeoPharma, Inc.

Date: February 14, 2006	By:	/s/ Mihir K. Taneja
Mihir K. Taneja
Chief Executive Officer, Secretary and Director

Date: February 14, 2006	By:	/s/ Carol Dore-Falcone
Carol Dore-Falcone
Vice President and Chief Financial Officer