Form 10KSB
period 2006-03-31
GeoPharma, Inc.
filed 2006-06-29
CIK 1098315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2006

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

Issuer’s revenues for its most recent fiscal year were $49,743,545

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 15, 2006 was $28,588,133. Number of shares outstanding of the Issuer’s common stock at $.01 par value as of June 15, 2006 was 9,914,024 (net of 189.617 Treasury Shares).

Documents Incorporated by Reference: None ☒

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

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) changes in the regulatory and general economic environment related to the health care, generic drug and nutraceutical industry; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost and expenses, such as increased competition, lack of qualified marketing, management or other personnel, and increased labor and inventory costs; (iv) changes in technology or customer requirements, which could render the Company’s technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales and (vi) its customers’ willingness to accept its Internet platform in the future. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings “Business,” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-KSB as of and for the year ended March 31, 2006. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

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

In September 2000, we formed a wholly-owned manufacturing subsidiary named Belcher Pharmaceuticals, Inc., a Florida corporation, for the purpose of conducting over-the counter, and now pharmaceutical, generic drug and Cephalosporin antibiotic product line manufacturing and distribution for ourselves and others.

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

In August 2005, we formed American Antibiotics LLC, a Florida limited liability corporation that will manufacture and distribute Beta-Lactam antibiotic pharmaceutical products. GeoPharma owns 51% of American Antibiotics, LLC.

In June 2006, we formed a wholly-owned manufacturing subsidiary named Libi Labs, Inc., a Florida corporation, for the purpose of conducting nutraceutical and cosmeceutical liquid, gel and cream manufacturing for ourselves and others.

Business Overview

At GeoPharma, Inc. we manufacture, package and/or distribute private label dietary supplements, over-the-counter drugs and health and beauty products for companies worldwide under three of our Florida-incorporated companies, Innovative Health Products, Inc. , and Belcher Pharmaceuticals, Inc. Innovative Health Products specializes in the development and manufacture of a broad range of nutritional supplements. As a private-label contract manufacturer, we develop and manufacture for ourselves, and our customers, dietary supplements and health and beauty care products for distribution through various outlets. Belcher Pharmaceuticals, Inc is a state-of-the-art FDA-registered, drug development and manufacturing facility for generic and over-the-counter (“OTC”) drugs. Our third Florida corporation, Breakthrough Engineered Nutrition, Inc., develops and markets our own branded dietary supplement product lines and specialty functional products. DexL-10, OxyFirm, formerly known as Oxylene, are our dietary supplement lines and Lean Protein Bites, CarbSlim Crunch Bites and CarbSlim Cookie Dough Bites are Breakthrough’s most popular brands and are distributed nationally and internationally in both specialty and mass retail outlets. Breakthrough’s products are found in such outlets as Wal-Mart, Rite Aid, Albertson’s, Kroger and GNC. We also have an established network of brokers and distributors strategically located across the United States and Canada. Go2PBM Services, Inc. is our pharmacy benefit management company that manages multiple health care plan members and the administration of their related pharmacy claims.

Overall Business Strategy

We are continuing to build a multi-faceted company able to maximize our efficiencies and capitalize on our synergies through vertical operations. The generic drug segment was started during the fiscal year ended March 31, 2003. While we are currently working on several Abbreviated New Drug Applications (“ANDAs”), we have procured three ANDAs from established drug development companies abroad. We have filed the ANDA transfer paperwork with the FDA. Completion of this transfer process will enable us to start manufacturing and selling these three drugs contingent only on the FDA’s approval. The Company may from time to time enter into agreements with third parties with respect to the development of new products or the purchase of new products and their related technologies. We are also working on certain drug products that may lead us to file value-added drug filings like a 505(b)2. We have in-licensed a novel peptide drug and have filed a worldwide patent on this peptide; this may lead to the potential development of a new drug thus allowing the Company to file a New Drug Application (“NDA”).

To manage our operations, we have assembled and maintained a management team with experience in manufacturing, marketing, sales and technology to assist in leading us to our sales, profit and overall business goals. Our regulatory and analytical departments have been strengthened. Our Regulatory Affairs’ department has the ability to prepare all the necessary documentation required by the FDA and any other regulatory agency. In reference to the manufacture and the distribution of generic drugs, numerous licensures have been applied for and obtained, which include a drug enforcement agency (“DEA”) license, a State of Florida prescription drug manufacturing permit, State of Florida and other specific states’ wholesale distribution licenses.

We have upgraded the analytical laboratory to support all of our development work. Additional analytical and other lab equipment have been added to conduct the required analysis of an active pharmaceutical ingredient (“API”) in addition to generating data for the ANDA work. The research, development, stability testing, clinical testing and FDA review process leading up to an approval takes approximately 12 – 36 months depending on the nature of the drug. Some of the products require little review or very little laboratory testing and hence may take only one year. In an attempt to further differentiate ourselves from other generic drug development companies, our focus remains on projects that we were able to eliminate the high barriers to entry based on our strategic alliances and other formed relationships that provide for an API source that would otherwise normally be difficult to source. The current strategy is to continue to work on drug products that can be brought to market at an even pace, as we believe this approach allows for immediate revenue generation and provides for a possible future, continuous revenue generation stream. Our vertical operations consist of manufacturing and distribution, sales and marketing, in-house formulation laboratory and other chemical analysis services, customer service and public relations. We will be able to support our own needs as well as those of our customers, from order processing, manufacturing through end-user distribution. We have streamlined all of our manufacturing facilities in order to continue growing both our generic and over-the-counter drug and nutraceutical manufacturing segments.

We are continuing to develop our sales and marketing strategies to build our recognition among national grocery, mass retail, major pharmaceutical drug distributors and national drug chains, long-term care facilities and other health product consumer organizations, while building brand awareness of our branded and other proprietary products as well as our private label capabilities.

We have developed several proprietary branded product lines within our distribution business segment that are currently being sold nationally. DexL-10 is a Hoodia-based dietary supplement branded product line that has been clinically proven to suppress one’s appetite and thus aids in weight loss. Hooda is a type of cactus that is grown, harvested and imported from Africa. DexL-10 has a number of SKUs that include an appetite-suppressant product, DexL-10 Complete, an appetite suppressant and energy product, and now a soft chew. We plan on further developing and expanding these lines into other flavors and packaged forms of our unique, high-protein, sugar-free foods and energy products. Additions to our Lean Protein and CarbSlim product lines will include new flavors, package type and size variations in addition to existing product enhancements. For both our manufacturing and distribution segments, we market our product lines using our own telemarketing efforts as well as utilizing brokers to increase the awareness and availability of our offerings and capabilities.

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

The scientific process of developing new products and obtaining FDA approval is complex, costly and time-consuming; there can be no assurance that any saleable products will be developed despite the amount of time and money spent on research and development. The development of products may be curtailed at any stage of development due to the introduction of competing generic products or for other reasons including changes in laws or regulations or for any other reason deemed necessary by management. Our generic drug and nutraceutical research and development departments develop new concepts and formulations for our generic and over-the-counter drugs, our branded distribution product lines and our customers’ nutraceutical private label products. We carefully select our products we target, keeping in view our competitive advantage, particularly as related to the source of a raw material or API, the total market size and what portion of the market is potentially available to our Company. Dr. Sekharam, our President, provides guidance and direction for our research and development teams and analytical laboratory personnel as related to product development and product manufacture. Our lab chemists perform product development, product and process improvements. Our technical staff prepares cost estimates and samples based on those resulting formulations. Prior to the final manufacture of any of our products, the team prepares documentation of the necessary custom and other operational procedures to be performed. Our chemists and our research and development regulatory staff personnel prepare all the necessary product information for label requirements.

During the fiscal years ended March 31, 2006 and 2005, Belcher Pharmaceuticals has made substantial progress in the animal and human ANDA areas and has strengthened laboratory staff, adding more analytical equipment and manufacturing machinery. The blending, tableting and liquid manufacturing areas have been expanded in line with our generic drug strategic plans. Belcher has filed a patent on a novel method to stabilize the drug Levothyroxine. Levothyroxine, sold under the brand names, Abbott’s Synthroid® and King Pharmaceutical’s Soloxine®/Levoxyl®, is used for humans as well as pets to treat thyroid-related conditions. Levothyroxine is the second most prescribed drug in the United States with over 13 million patients and according to NDC Health 2002, the combined retail sales for all Levothyroxine sodium tablet products was approximately $ 1.1 billion (2002). Due to unique stability problems associated with this drug, millions of tablets have been recalled per data received from the FDA. We have solved this problem by using a unique stabilizing method. Using this novel method, the stability of the drug is substantially improved. We will be applying this method to both human as well as animal versions of this drug. This is expected to offer us a competitive advantage in the market. The human version of levothyroxine sodium is in the advanced stage of development. We have contracted out the bioequivalence work on this drug to a unaffiliated third-party clinical lab. We also have developed two versions of levothyroxine drugs for the animal market. The development work includes product formulation, stability studies under accelerated and real time conditions, methods and process validation, and related analytical work required to support the Company’s filing with the FDA of an animal ANDA and a human ANDA.

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

Earlier, we submitted double blind placebo controlled studies on Mucotrol to the FDA for 510(K) approval. Currently, we are continuing the multicenter clinical studies on Mucotrol. We have a marketing agreement with Cura Pharmaceuticals to promote and distribute Mucotrol in the United States and are negotiating with marketing companies abroad to take Mucotrol to markets outside the United States.

We have finalized our construction and received our certificate of occupancy in order to manufacture and distribute Cephalasporin products for ourselves and others.

We contract with outside laboratories to conduct bioequivalency studies. Bioequivalency studies must be conducted and documented in conformity with FDA standards (see “Government Regulation”) and are used to demonstrate that the rate and extent of absorption of a generic drugs are not different from a corresponding brand name drug. Research and development expenses for fiscal year ended March 31, 2006 totalled approximately $500,000, consisting primarily of salaries, bioequivalency studies and laboratory supplies. Research and development costs are expensed as incurred. Machinery and laboratory equipment expenditures made during the 2006 fiscal year approximated an additional $1.2 million which was capitalized and will be depreciated over their useful lives. Research and development expenses for fiscal year ended March 31, 2005 totalled approximately $263,000, consisting primarily of salaries, bioequivalency studies and laboratory supplies. Research and development costs are expensed as incurred. Machinery and laboratory equipment expenditures made during the 2005 fiscal year approximated an additional $719,000 which was capitalized and will be depreciated over their useful lives.

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

We intend to increase telesales by hiring an in-house telesales group to prospect for customers for our branded products that we distribute. We have increased our advertising efforts by investing in additional print ads for our branded products by implementing online sales and marketing techniques to increase brand awareness and direct traffic to our web sites, www.geopharma.com, www.hoodiagordonix.com, www.carbslim.com, www.leanprotein.com and onlineihp.com and by other promotional efforts. This includes purchasing banner advertising on search engine web sites and Internet directories, as well as direct links from health related web sites. We feel that these efforts are and will continue to compliment our existing and future strategic agreements and traditional advertising efforts. Some of the sales personnel we expect to hire will devote a substantial portion of their time enhancing relationships with our customers’ key personnel, informing them of new product developments and industry trends, and aiding them in designing store displays and merchandising programs for our branded products.

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

There are generally two types of applications that would be used to obtain FDA approval for pharmaceutical products:

New Drug Application (“NDA”): Generally, the NDA procedure is required for drugs with active ingredients and/or with a dosage form, dosage strength or delivery system of an active ingredient not previously approved by the FDA. We do not expect to submit an NDA in the foreseeable future during the fiscal year ended March 31, 2007.

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

Innovative Health Products’ nutraceutical facility was inspected by the Department of Agriculture and the FDA in November 2004, and although we did receive an FDA 483, a written list of observations, were found to be generally in compliance with current Good Manufacturing Practices (GMP) and do not believe the observations were material. We have taken appropriate corrective actions based on the FDA inspection findings.

Belcher Pharmaceuticals facility was inspected by the FDA, the DEA and the Department of Agriculture all of which found us generally in compliance. As we have in the past, we will continue our strong focus on compliance activities at all levels of our Company in support of our current and future strategic growth plans .

As a public company, the Company is subject to certain provisions to the recently enacted Sarbanes-Oxley Act of 2002 and all of its amendments. This Act contains a variety of provisions affecting public companies, including requiring an evaluation of its internal disclosure controls and procedures surrounding the Company’s executive management, personnel, and the summarization and control over accurate financial reporting. The Company is not required to be in compliance with the applicable provisions of the Sarbanes-Oxley Act until its fiscal year ending March 31, 2008.

Manufacturing

Our primary manufacturing facility is located in 33,222 square feet in Largo, Florida. We use this location for our executive offices and for the manufacturing, packaging and warehousing of products, laboratory services, research and development, marketing and final distribution. Our manufacturing facilities at this site utilize high-speed encapsulating, tableting, packaging and other production line equipment. The facility is large enough to handle bulk orders, but versatile enough to provide quick response to customer needs. This site also houses our graphic arts department, which assists us and our customers’ print layout and graphic needs.

Our second manufacturing facility has expanded its location adding 10,000 square feet to the already existing 10,000 square feet of leased space in Largo, Florida. This facility is registered with the United States Food and Drug Administration and is used for our laboratory services, research and development, manufacture, packaging and distribution of our over-the-counter, generic drug and cosmetic products. Subsequent to March 31, 2006, the Company received their certificate of occupancy to operate in that additional 10,000 square foot facility in order to manufacture Cephalosporin products.

Our warehousing facility is located in 30,000 square feet of leased space in Largo, Florida. We use this location for our warehousing of our distribution segments’ finished goods in addition to housing additional manufacturing packaging. During the fiscal year ended March 31, 2006, the Company has contracted to build a state-of-the-art generic drug manufacturing facility within this 30,000 square feet of leased space. The certificate of occupancy to operate is expected to be received during July 2006.

Our Beta-Lactam leased facility is located within 100,000 square feet of leased space in Baltimore, Maryland. This facility is registered with the United States Food and Drug Administration and is used for our laboratory services, research and development, manufacture, packaging and distribution of Beta-Lactam products.

Currently, we can manufacture approximately 900 million tablets and capsules annually. For the fiscal year ended March 31, 2006, we operated at approximately 60% of our total capacity. Our manufacturing facilities normally operate two shifts per day, five days per week. Certain packaging lines or capsule and tablet production lines run longer as demand warrants. We operate flexible manufacturing lines that can shift output efficiently among various pieces of equipment depending upon factors such as batch size, tablets or capsule count, and labeling requirements. We strive to fulfill and ship all orders within 30-60 days. While we believe we can double our sales volume without expanding our current facilities, we will expand our manufacturing capacities upon receiving Food and Drug Administration registration for production of generic and other over-the-counter drugs. An increase in production would require additional space and personnel for warehousing and shipping operations, but would not necessarily require substantial capital investment. Our manufacturing revenues are generated by fulfilling sales orders received from our customers within an average turn-around time ranging from 30-60 days. Consequently, we experience a backlog for future revenues at all times. As of March 31, 2006 and 2005, we had approximately $6,000,000 and $3,879,000, respectively, in backlog manufacturing sales orders.

Private Label Products-Manufacturing

Sales of our manufactured private label products accounted for approximately 36% of our total consolidated revenues, or $17.9 million for the year ended March 31, 2006 and approximately 41.4% of our total consolidated revenues, or $11.7 million for the year ended March 31, 2005. We currently manufacture products for over 400 private label customers in 47 states in the United States and ship to several countries internationally. Our private label business has a widely distributed revenue base. For the year ended March 31, 2006, we had sales of 5% or more of total consolidated revenues to two of our nonaffiliate private label customers, Spectrum Group, of which accounted for 12.2% and Direct Marketing, Inc. which accounted for 5% of total consolidated revenues. For the year ended March 31, 2005, we had sales of 5% or more of total consolidated revenues to one of our nonaffiliate private label customers, Spectrum Group, of which accounted for 11.2% of total consolidated revenues. For the year ended March 31, 2006 and 2005, we did not have sales of 5% or more of total consolidated revenues to any company that is a party to an exclusive manufacturing agreement with us.

Pharmaceutical

Sales of our pharmaceutical products accounted for approximately 1% of our total consolidated revenues, or $486,000 for the year ended March 31, 2006 and approximately 3.9% of our total consolidated revenues, or $1.1 million for the year ended March 31, 2005. For the year ended March 31, 2005, we had sales of 5% or more of total consolidated revenues to one of our nonaffiliate private label customers, Proactive Labs, of which accounted for 11.2% of total consolidated revenues. For the year ended March 31, 2006 and 2005, we did not have sales of 5% or more of total consolidated revenues to any company that is a party to an exclusive manufacturing agreement with us.

Branded Products-Distribution

Sales of our branded product lines sold within our distribution segment accounted for approximately 29.7% of our total consolidated revenues, or $14.7 million for the year ended March 31, 2006 as compared to approximately 14.2% of our total consolidated revenues, or $4.0 million for the year ended March 31, 2005. For the year ended March 31, 2006, one customer exceeded 5% of our consolidated revenues, General Nutrition Distribution with 15.3%. For the year ended March 31, 2005, our distribution product line has a widely distributed revenue base whereas for the year ended March 31, 2005, no one customer accounted for more than 5% of total consolidated revenues.

Pharmacy Benefit Management

Sales generated from our pharmacy benefit management subsidiary accounted for approximately 33.3% of our total consolidated revenues, or $16.5 million for the year ended March 31, 2006 and accounted for 40.5% of our total consolidated revenues, or $11.4 million for the year ended March 31, 2005. 100% of the Company’s pharmacy benefit management revenues are derived from a contract with CarePlus Health, an affiliate of the Company based on a relationship with Joseph Zappala, a former board member who resigned from the Company’s board on December 3, 2004.

Employees

As of March 31, 2006 we had 150 employees as compared to 103 employees as of March 31, 2005. Of these 150 employees as of March 31, 2006, four were engaged in marketing and sales, 121 were devoted to production, laboratory and distribution and 25 were responsible for management and administration. As compared to these 103 employees as of March 31, 2005, where four were engaged in marketing and sales, 83 were devoted to production, laboratory and distribution and 16 were responsible for management and administration. None of our employees are covered by a collective bargaining agreement. We believe we have good relations with our employees. Employees are permitted to participate in employee benefit plans of the Company that may be in effect from time to time, to the extent eligible, and employees may be entitled to receive an annual bonus as determined at the sole discretion of the Company’s Board of Directors based on the Board’s evaluation of the employee’s performance and the financial performance of the Company.

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

The company received a letter dated April 11, 2005 addressed to its Board of Directors, constituting a shareholder demand pursuant to Florida Statute Sec. 607.07401 from a San Diego law firm representing an alleged shareholder of GeoPharma, Inc. Such letter demanded that the company commence legal proceedings against each Board member and each officer of the company for alleged breaches of fiduciary duty arising out of and/or evidenced by the same actions and circumstances involved in the class action referred to above. At its Board meeting of June 7, 2005, the Board of Directors appointed a committee of independent directors to investigate the allegations outlined in such letter and as such, the investigation is currently underway. On December 29, 2005, Imelda Hoeft, derivatively on behalf of the Company, instituted an action in the Circuit Court of the 6th Judicial Circuit in and for Pinellas County, Florida against the Company and all the Company’s officers and directors asserting claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The action sought unspecified damages and other relief. On April 21, 2006, plaintiff agreed to dismiss the action, and filed with the Court a Notice of Voluntary Dismissal without Prejudice.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our primary manufacturing facility is located in 33,222 square feet of space in Largo, Florida. We use this location for our executive offices and for the manufacturing, packaging and warehousing of products, laboratory services, research and development, marketing and final distribution and for Breakthrough Engineered Nutrition’s administrative and sales office. This site also houses our graphic arts department, which assists us and our customers’ print layout and graphic needs. We leased this facility from an affiliate, Dynamic Health Products, Inc, pursuant to a ten year triple-net lease that was due to expire on September 30, 2009, at a monthly rental of approximately $18,333, subject to annual inflationary adjustments. On October 28, 2004, we purchased this leased facility from our affiliate for $1.925 million based on an independent appraisal.

Our second manufacturing facility has expanded its location adding 10,000 square feet to the already existing 10,000 square feet of leased space in Largo, Florida. Belcher Pharmaceuticals uses this facility for the manufacture and packaging of over-the-counter, pharmaceutical and generic drug products. This facility is registered with the United States Food and Drug This facility is registered with the United States Food and Drug Administration. Subsequent to March 31, 2006, the Company received their certificate of occupancy to operate in that additional 10,000 square foot facility in order to manufacture Cephalosporin products. We lease this facility from an unrelated third party pursuant to a five–year lease currently at a monthly rental of approximately $11,500 subject to annual inflationary adjustments.

Our warehousing facility is located in 30,000 square feet of leased space in Largo, Florida. We use this location for our warehousing of our distribution segments’ finished goods in addition to housing additional manufacturing packaging. During the fiscal year ended March 31, 2006, the Company has contracted to build a state-of-the-art generic drug manufacturing facility within this 30,000 square feet of leased space. The certificate of occupancy to operate is expected to be received during July 2006. It is leased from an unrelated third party pursuant to a five–year lease triple-net lease currently at a monthly rental of approximately $16,500 subject to annual inflationary adjustments.

Our Beta-Lactam leased facility is located within 100,000 square feet of leased space in Baltimore, Maryland. This facility is registered with the United States Food and Drug Administration and is used for our laboratory services, research and development, manufacture, packaging and distribution of Beta-Lactam products. It is leased from an unrelated third party pursuant to a ten–year lease currently at a monthly rental of approximately $45,000 subject to annual inflationary adjustments.

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

The company received a letter dated April 11, 2005 addressed to its Board of Directors, constituting a shareholder demand pursuant to Florida Statute Sec. 607.07401 from a San Diego law firm representing an alleged shareholder of GeoPharma, Inc. Such letter demanded that the company commence legal proceedings against each Board member and each officer of the company for alleged breaches of fiduciary duty arising out of and/or evidenced by the same actions and circumstances involved in the class action referred to above. At its Board meeting of June 7, 2005, the Board of Directors appointed a committee of independent directors to investigate the allegations outlined in such letter and as such, the investigation is currently underway. On December 29, 2005, Imelda Hoeft, derivatively on behalf of the Company, instituted an action in the Circuit Court of the 6th Judicial Circuit in and for Pinellas County, Florida against the Company and all the

Company’s officers and directors asserting claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The action sought unspecified damages and other relief. On April 21, 2006, plaintiff agreed to dismiss the action, and filed with the Court a Notice of Voluntary Dismissal without Prejudice.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market For Securities

The Company’s $.01 par value common stock, is listed on the NASDAQ Capital Market under the symbol “GORX” and on the Boston Stock Exchange under the symbol “GORX”. The Company began its initial trading November 14, 2000; its high and low sales prices for the past two fiscal years, by quarter-ended date, are as follows:

	High	Low
June 30, 2004	$7.00	$4.10
September 30, 2004	$5.89	$2.85
December 31, 2004	$11.25	$3.36
March 31, 2005	$5.45	$2.53
June 30, 2005	$3.11	$1.54
September 30, 2005	$5.00	$1.76
December 31, 2005	$5.38	$2.92
March 31, 2006	$4.89	$3.57

As of June 15, 2006, there were approximately 2,642 stockholders of record according to ADP and our stock transfer agent, Registrar and Transfer Company, Inc. located in Cranford, New Jersey.

Dividend Policy

As of March 31, 2006, our subsidiary, Belcher Capital Corporation paid $0 using a combination of cash and the Company’s common stock and as of March 31, 2005, our subsidiary, Belcher Capital Corporation paid $203,333 using a combination of cash and the Company’s common stock, in preferred dividends as related to the 6%, Series A, $5 million convertible preferred stock issued to Laurus Master Fund, Ltd. Dividends are due the first of every month. The 6% Series A, $5 million convertible preferred stock was issued on February 10, 2004 as a part of a private placement. During December 2004, the holders of the Series A preferred stock converted all of their outstanding shares in exchange for 800,000 shares of the Company’s, $.01 par value, common stock.

As of March 31, 2006, we paid $300,000 and as of March 31, 2005, we paid $318,429 using the Company’s $.01 par value common stock, in preferred dividends as related to the 6%, Series B, $5 million convertible preferred stock issued to MidSummer Capital and Omicron Capital Master Funds. Dividends are due the first day of the last month of every quarter. The 6% Series B, $5 million convertible preferred stock was issued during March 2004 as a part of a private placement.

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

SELECTED QUARTERLY DATA

	Quarter ended: June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	Mar. 31, 2006
Net sales	$11,770,746	$12,221,708	$12,369,321	$13,381,770
Gross profit	$3,285,298	$2,779,340	$3,297,397	$3,094,929
SGA	$2,453,465	$2,594,337	$2,188,404	$2,464,987
Depreciation & amortization	$161,635	$172,926	$195,947	$218,024
Other income/ (expense), net	$(7,252)	$712,201	$(113,780)	$(311,021)
Income tax benefit/ (expense)	$(72,000)	$(212,000)	$(567,193)	$(229,607)
Preferred dividends	$75,000	$75,000	$75,000	$75,000
Net income/(loss) available to common shareholders	$515,946	$513,604	$364,518	$95,129
Basic earnings (loss) per share	$0.06	$0.06	$0.04	$0.01
Basic weighted average number of common shares outstanding	8,746,145	8,901,724	9,005,134	9,041,106

SELECTED QUARTERLY DATA

	Quarter ended: June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2005
Net sales	$6,913,616	$6,039,352	$6,930,721	$8,346,551
Gross profit	$1,627,377	$1,351,455	$964,586	$1,835,075
SGA	$1,197,917	$1,321,911	$1,538,271	$2,013,312
Depreciation & amortization	$144,975	$147,230	$156,038	$157,454
Other income/ (expense), net	$(103,134)	$76,733	$(104,825)	$(53,749)
Income tax benefit/ (expense)	$(14,442)	$—	$—	$216,340
Preferred dividends	$150,833	$170,095	$125,833	$75,000
Net income/(loss) available to common shareholders	$16,076	$(211,048)	$(960,381)	$(248,101)
Basic earnings (loss) per share	$0.00	$(0.03)	$(0.12)	$(0.02)
Basic weighted average number of common shares outstanding	7,713,899	7,724,475	8,188,452	8,111,851

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We derive our revenues from developing, manufacturing and distributing a wide variety of cosmetics, over-the-counter, pharmaceutical and generic drugs, and prescription and non-prescription products. We also derive revenues from the distribution of our branded product lines, CarbSlim, Lean Protein and from our branded dietary supplement product lines that this year include Hoodia DexL-10 as well as from distributing others’ product lines which include Sea Vegg. In addition, we derive revenues from the services provided in connection with pharmacy benefit management. Service revenues are billed and recognized once the service has been provided. The PBM’s revenues are comprised of amounts billed and recognized based on the number of eligible plan members enrolled in the HMO insurance programs, plan member claims caused by the fulfillment of an eligible HMO member’s drug prescription and related administration costs for pharmacy’s fulfilling drug prescriptions for the number of members and the number of claims for the period.

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

Interest expense, net, consists of interest expense associated with borrowings to finance capital equipment expenditures and other working capital needs and non-cash interest expense as related to amortization of the Company’s convertible debt discount as partially offset by interest income earned on our funds held at banks.

Other income (expense) net, consists of amounts received from an insured loss that occurred on August 27, 2002, where a commercial building where one of our manufacturing facilities is located, was involved in a fire. Although this fire was not in our leased space, nor was the fire caused by the Company or any of its related parties, our facility was exposed to and incurred smoke and water damage. The company that had the fire is not a related party. Innovative has adequate insurance coverage that covers replacement cost of the facilities’ contents which includes inventory and leasehold improvements, in addition to business interruption insurance which covers lost profits based on certain coverage formulas and policy limits. As of March 31, 2006, the final financial assessment has been made by our Company and by our insurance company which resulted in additional proceeds of approximately $1.3 million of which approximately $800,000 was recognized and recorded as other income.

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

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for the periods indicated.

	Year Ended March 31,
	2006	2005
Revenues	100.0%	100.0%

Cost of goods sold (excluding depreciation and amortization)	75.0%	79.5%

Gross profit	25.0%	20.5%

Selling, general and administrative expenses (including depreciation and amortization)	21.0%	23.7%

Other income (expense), net	0.6%	(.7)%

Income (loss) before income taxes and preferred dividends	6.0%	(3.8)%

Income tax (expense) / benefit	(2.2)%	.1%

Preferred dividends	0.6%	1.9%

Net income (loss)	3.0%	(5.0)%

Fiscal Year Ended March 31, 2006, Compared to Fiscal Year Ended March 31, 2005

Revenues. Total consolidated revenues increased approximately $21.5 million, or 76.2%, to approximately $49,744,000 for the fiscal year ended March 31, 2006, as compared to approximately $28,230,000 for the fiscal year ended March 31, 2005.

Manufacturing revenues increased approximately $6.2 million, or 53.3%, to approximately $17.9 million for the fiscal year ended March 31, 2006, as compared to approximately $11.7 million for the corresponding period. Overall, manufacturing capacities and capabilities continue to be increased as we have added additional more advanced, higher speed production equipment. Our customer base and their relate order volumes are increasing also.

Distribution revenues increased approximately $10.7 million or 268.4% to approximately $14.7 million for the fiscal year ended March 31, 2006, as compared to $4.0 million for the fiscal year ended March 31, 2005. Overall, sales prices vary for all product lines dependent upon a customer’s individual as well as aggregate purchase volumes in addition to the number of distribution points of sale and advertising dollars projected to be spent. For the fiscal year ended March 31, 2006, 15,031 cases of Hoodia DexL-10 were sold versus no cases sold for the fiscal year ended March 31, 2005 based on the product introduction and the transfer of the brand from an unrelated third party during February 2006. For the fiscal year ended March 31, 2006, 9,301 cases of CarbSlim were sold versus 53,552 cases sold for the fiscal year ended March 31, 2005, a 82.6% case-sale decrease. CarbSlim is comprised of ten SKUs, two sizes of: peanut butter crunch, chocolate caramel crunch, mint, peanut butter cookie dough, chocolate chip cookie dough. The Lean Protein Bites product line is comprised of four SKUs, milk chocolate, white chocolate, peanut butter and lemon. For the fiscal year ended 2006, 3,805 total cases were sold as compared to the fiscal year ended 2005, where 7,534 total cases were sold, a case-sale decline of approximately 49.5%. The decrease in both food product case sales are due to the decrease in the number of national and regional distribution points in addition to the Company has shifted its focus more towards their branded dietary supplements rather than its food product lines based on more favorable margins. The total distribution revenues for the year ended March 31, 2006 were derived from 98% dietary supplement sales with only 2% of total distribution revenues being derived from consumer foods as compared to the corresponding period in 2005 whereas 23% of distribution revenues were derived from dietary supplement case sales with 77% of distribution revenues being derived from our consumer food products.

Pharmacy benefit management revenues increased 45.0% or approximately $5.15 million to $16.59 million for the fiscal year ended March 31, 2006, as compared to $11.4 million for the fiscal year ended March 31, 2005. The increase results from the increase in overall membership and prescriptions filled in the two health plans as compared to the fiscal year ended March 31, 2005. Revenue per member remained constant for both of the fiscal years.

Pharmaceutical revenues decreased to approximately $486,000 for the fiscal year ended March 31, 2006 as compared to $1.1 million in sales for this business segment for the fiscal year ended March 31, 2005. The pharmaceutical business segment generated its revenues based solely on manufacturing sales of Belcher’s branded Levothyroxine as compared to the year ended March 31, 2005 where over-the-counter contract repackaging sales of ephedrine of $602,000 in addition to a $500,000 licensing fee received from a European company for licensing our brand of Levothyroxine.

Gross Profit. Total gross profit increased approximately $6.7 million or 115.6%, to $12.5 million for the fiscal year ended March 31, 2006, as compared to $5.8 million for the fiscal year ended March 31, 2005. Total gross margins increased to 25.0% for the fiscal year ended March 31, 2006 from 20.5% for the fiscal year ended March 31, 2005.

Manufacturing gross profit increased approximately $3.3 million, or 94.7%, to approximately $6.8 million for the fiscal year ended March 31, 2006, as compared to approximately $3.5 million in the corresponding period in 2005. For the fiscal year ended March 31, 2006 manufacturing gross margin increased to 38.2%, from 30.1% in the corresponding period in 2005. Sales and gross profits have increased proportionately as partially offset by higher costs due to increases in freight charges due to increased fuel costs, increases in resin and plastic-based packaging component costs as well as increased labor costs. Current increases in this type of labor-based direct overhead costs are in line with the Company’s planned improvements surrounding enhanced standard operating and manufacturing procedures in all its manufacturing plants. The Company expects that these improvements will continue to increase the Company’s visibility in the marketplaces that the Company competes in for new and expanded business for the upcoming fiscal year.

Distribution gross profits increased 360.8% or approximately $4.4 million to approximately $5.6 million for the fiscal year ended March 31, 2006, as compared to approximately $1.2 million for the fiscal year ended March 31, 2005, with distribution gross margins increasing to 37.8% for the fiscal year ended March 31, 2006 as compared to 30.2% for the fiscal year ended March 31, 2005. Gross profits and gross margins improved based on a change in the sales mix from food products to branded dietary supplements which have a higher per unit sales prices and higher gross margins.

Pharmacy Benefit Management gross profit decreased approximately $124,000 or 47.8% to approximately $136,000 for the fiscal year ended March 31, 2006, as compared to approximately $260,000 for the fiscal year ended March 31, 2005. Pharmacy benefit management gross margin was 0.8% for the fiscal year ended March 31, 2006 as compared to 2.3% for the fiscal year ended March 31, 2005. Gross profit and margin decreased based on continued industry pressure on controlling per member and per claim revenues as they continue to decline coupled with growing membership, rising number of claims in addition to the rising prescription costs in addition to the fiscal year ended March 31, 2005 the Company received a non-recurring contract renewal fee of $225,000.

Pharmaceutical gross profits decreased $894,000 to approximately a gross profit deficit of $(103,000) for the fiscal year ended March 31, 2006 as compared to $791,000 in gross profits for this business segment for the fiscal year ended March 31, 2005. Pharmaceutical gross margins were at a deficit of (21.2)% for the fiscal year ended 2006 as compared to 71.8% for the fiscal year ended March 31, 2005. This was based primarily on the Beta-Lactam facility located in Baltimore, Maryland that has no revenue stream but has costs associated with product development and production and laboratory direct labor costs. The Baltimore facility incurred $314,000 of costs with no revenue offset. The facility expects the derive revenues from their Beta-Lactams during the third quarter ended December 31, 2006. The Belcher facility gross profit, excluding the Baltimore facility, derived $212,000 in gross profits and gross margins of 56.4%.

Selling, General and Administrative Expenses. Selling, general and administrative (“SGA”) expenses consist of advertising and promotional expenses; insurance costs, research and development costs associated with the generic drug segment, personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and amortization expenses. Selling, general and administrative expenses, inclusive of depreciation and amortization, increased approximately $3.7 million, or 56.0%, to approximately $10.4 million for the fiscal year ended March 31, 2006, as compared to approximately $6.7 million in the corresponding 2005 period. The increase is primarily attributable to additional advertising and promotional expenses associated with promoting our distribution segment and related branded product lines, including Hoodia DexL-10, CarbSlim and Lean Protein. Increased legal expenses associated with our class action and derivative lawsuits both of which were dismissed. All insurance costs have increased, including health, general and product liability insurances; health insurance increased primarily due to an increase in the cost per employee and the number of employees; in addition to external insurance market influences surrounding higher premium costs for all of the Company’s business segments based on our increasing sales revenues. Officer and employee salaries have increased in total based on increases in the number of personnel in addition to merit increases. Rents increased based on additional facilities leased as located in Baltimore, Maryland and Largo, Florida for manufacturing, warehousing and distribution as required with growing manufacturing and distribution segments. As a percentage of sales, selling, general and administrative expenses decreased to 21.0% for the fiscal year ended March 31, 2006 from 23.7% in the corresponding period in 2005.

Other Income (Expense), Net. For the fiscal year ended March 31, 2006, the balance in other income/(expense), net, changed from a net other expense in 2005 to a net other income in 2006 fluctuating approximately $465,000 or 251.5%, to $280,000 as compared to $(185,000) for the corresponding 2005 period. For the fiscal year ended 2006, the $280,000 was primarily comprised of $374,000 of interest expense in addition to non-cash interest expense consisting of the write-off of approximately $300,000 related to the pay off of the convertible debt and the debt discount as offset by other income of $908,000. The other income was based on $1.3 million being received as final settlement of our fire insurance claim that was filed August 2002. Cash-related interest expense, net of interest income, decreased approximately $117,000 to approximately $374,000 for the fiscal year ended March 31, 2006, from approximately $491,000 for the fiscal year ended March 31, 2005. The decrease in interest expense was due the the Company paying off the remaining balance of the 6% interest convertible debt due to Laurus in the amount of $2.4 million during February 2006.

Income Tax (Expense) Benefit. At March 31, 2006, the Company had recorded $(1,080,800) of income tax expense as compared to a deferred income tax benefit of $212,800 for the fiscal year ended March 31, 2005. The expense is based on effective rate calculations as applied to our net income earned versus the prior period where the deferred tax benefit was calculated based on temporary and permanent differences using the effective tax rates applied to our net loss amounts this fiscal year, changes in information gained related to underlying assumptions about the future operations of the Company as well as the utilization of available operating loss carryforwards.

Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation as of and for the year ended March 31, 2006. Management also believes that its business is not seasonal, however significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company has financed its operations through available borrowings under its credit line facilities, cash provided from operations and receipt of $15 million of gross private placement proceeds based on a $10 million 6% convertible preferred stock private placement together with a total of 412,500 warrants at exercise prices ranging from $6.29 to $8.51 exercisable through February 2011 and a $5 million convertible 6%, three-year term debt together with a total of 150,000 warrants at exercise prices ranging from $7.34 to $8.62 exercisable through January 2011 closed during the months of January 2004 through March 2004. Approximately $4,800,000 of the proceeds from the sale of the 6% convertible preferred stock were placed in a restricted account. During December 2004, the holders of the $5 million Series A convertible preferred stock converted all of their preferred shares outstanding in exchange for 800,000 of the Company’s $.01 par value common stock thus releasing the restrictions surrounding the $4.8 million cash received January 2004.

As a direct result of issuing warrants with the $5 million 6% convertible debt in January 2004, the Company recorded $932,365 discount on the three-year term note based on applying a Black-Scholes valuation which lowered the gross amount of the note payable with the $932,365 offset recorded within Additional Paid in Capital (“APIC”). The $932,365 discount will be straight-line amortized to interest expense over the three-year life of the note. As a direct result of issuing warrants with the $10 million 6% convertible preferred stock in February and March, the Company recorded a total of $3,580,963 discount on the $10 million 6% convertible preferred stock based on applying a Black-Scholes valuation which resulted in a net reclassification of $3,580,963 lowering retained earnings and increasing APIC. All Black-Scholes valuations referenced and related entries are noncash transactions. During February 2006, the Company paid off the remaining $2.4 million 6% interest convertible debt balance along with all fees and penalties by issuing approximately 530,000 shares and simultaneously wrote-off approximate $300,000 to interest expense representing the debt discount remaining balance.

The Company had working capital of approximately $8.4 million at March 31, 2006, inclusive of current portion of long-term obligations, as compared to a working capital of approximately $10.6 at March 31, 2005. The decline in working capital in primarily due to increases in accounts payable due to increases in manufacturing and distribution purchases along with long term asset increases that include leasehold improvements, production and laboratory cash equipment purchases.

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

Net cash provided by operating activities was $915,000 for the fiscal year ended March 31, 2006, as compared to net cash used by operating activities of $(2,300,000) for the fiscal year ended March 31, 2005. Cash provided was primarily attributable to a net income before preferred dividends of approximately $1.8 million based on consolidated gross profits increases of approximately $6.7 million, increases in trade accounts payable and accrued expenses of $5.9 million, depreciation of $749,000 and amortization of debt discount of $563,000 as partially offset by increases in SGA expenses of $3.6 million and increases in trade accounts receivable of $5.2 million, increases in inventory of $2 million as based on increased credit sales and those purchases required to meet open manufacturing and distribution orders, cash payments for income taxes of $840,000 and changes in deferred taxes of $240,000, and $620,000 in prepaid expenses, primarily for insurance premiums, and $1.0 million in other asset purchases related to the DEXL-10 brand transfer for $600,000 and approximately $400,000 as related to prepaid ANDA bioequivalency work.

Net cash used in investing activities was $(6.8) million for the fiscal year ended March 31, 2006 as compared to the net cash used of $(3.1) million for the fiscal year ended March 31, 2005. Investing activities represented the R&D related purchases and upgrades of plant and laboratory equipment for generic drug manufacturing and distribution plants, Belcher Pharmaceuticals and American Antibiotics, of $(7.2) million as partially offset by net proceeds received from the minority interest associated with American Antibiotics.

Net provided by financing activities was $681,000 for the fiscal year ended March 31, 2006 as compared to cash used by financing activities of $(1.3) million for the fiscal year ended March 31, 2005. The 2006 financing activity cash provided was primarily attributable to $221,000 of proceeds received from vested stock option exercises, the $3 million note for the Company’s 51% American Antibiotics investment as partially offset by payments of $2.5 million on long-term obligations.

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

ITEM 7. FINANCIAL STATEMENTS

All financial information required by this Item is attached hereto beginning on Page 37.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure procedures. Based on management’s evaluation as of the end of the period covered by this Annual Report, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in internal controls. There have been no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, directors and key employees and their ages and their respective positions as of March 31, 2006 were as follows:

Name	Age	Position
Jugal K. Taneja	62	Chairman of the Board and Director
Mihir K. Taneja	31	Chief Executive Officer, Secretary and Director
Kotha S. Sekharam, Ph.D	55	President and Director
Carol Dore-Falcone	41	Vice President and Chief Financial Officer
Barry H. Dash, Ph.D	74	Director
William L. LaGamba	47	Director
Shan Shikarpuri	55	Director
George L. Stuart, Jr.	60	Director

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

WILLIAM L. LaGAMBA has served as a Director since July 2005 and has served as President and Chief Operating Officer of DrugMax, Inc. since October 2000 until August 2005. From March 2000 to March 2000, he served as the Company’s Chief Executive Officer. From November 1999 to October 2000, he also served as the Company’s Secretary and Treasurer. From June 1998 until joining the company in November 1999, Mr. LaGamba served as Chief Executive Officer of Dynamic. He was also a founder and the President of Becan Distributors, Inc. from its inception in January 1997 until it was acquired by the Company in November 1999. For 14 years prior to January 1997, Mr. LaGamba served in various capacities for McKesson Drug Company, a large distributor of pharmaceuticals, health and beauty care products and services, and FoxMeyer Drug Company.

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

GEORGE L. STUART, JR. has served as a Director since March 2000. Since 2005, Mr. Stuart has served a Senior Vice President of Mirabilis Ventures, Inc. a merger and acquisition company headquartered in Orlando, Florida. Mr. Stuart is the President of George Stuart & Associates, a management consulting firm. In addition, Mr. Stuart was the Chief Executive Officer of DoctorSurf.com, Inc. from December 1, 1999 to July 2000. From July 1997 to December 1999, Mr. Stuart was Vice President and a Director of Leapfrog Smart Products, Inc., a high-technology smart card development company in Orlando, Florida. From January 1995 to July 1997, Mr. Stuart was a partner in Stuart/Cloud Enterprises, Ltd. A government relations business development and organizational consulting firm in Tallahassee, Florida. Mr. Stuart was a Florida State Senator from 1978 through 1990. From January 1991 to January 1995, Mr. Stuart served as the Secretary and Chief Executive Officer of the State of Florida’s Department of Business and Professional Regulation. Mr. Stuart holds a B.A. degree in Economics from the University of Florida and an M.B.A. from Harvard University’s Graduate School of Business.

Compensation of Directors

We reimburse each of our directors for reasonable expenses incurred in attending meetings of our Board of Directors. Each non-employee director receives compensation in the form of a fee of $2,500 per quarter. Additionally, all directors are eligible to receive stock options under the Company’s 1999 Stock Option Plan, and directors who are also employees of the Company, or a subsidiary of the Company, are eligible to receive Incentive Stock Options when and as approved by the Board of Directors. Effective with the term beginning April 2005, the Company established a policy providing that all directors will receive 50,000 stock options and non officer directors are eligible to receive 5,000 shares of restricted stock per fiscal year if they attend at least two meetings in such fiscal year. The options granted under this policy to directors are exercisable in accordance with a three-year vesting schedule from date of grant, provided that should any director resign prior to the end of the relevant term of office, the options granted for during such fiscal term shall be immediately forfeited. During the fiscal year ended March 31, 2006 and 2005, 550,000 and 460,000 options, respectively, were granted to the directors.

Committees of the Board of Directors

The Board of Directors have formed the following committees with each of its respective members listed: Audit Committee consists of Mssrs. LaGamba, Stuart, Jr., and Shikarpuri, with Mssr. Shikarpuri representing the audit committee financial expert, Nominating Committee: Mssrs. Dash, Stuart and Shikarpuri, Executive Committee: Mssrs. Dash, Sekharam and M. Taneja with the compensation committee consisting of Mssrs. Dash, Stuart and Dore-Falcone.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2006 and 2005, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company’s Common Stock that failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 on a timely basis during fiscal year 2005.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain summary information with respect to the compensation paid to the Company’s Chief Executive Officer, President and Chief Financial Officer for services rendered in all capacities to the Company for the fiscal periods ended March 31, 2006, 2005 and 2004. Other than as listed below, the Company had no executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year:

SUMMARY COMPENSATION TABLE

	Annual Compensation					Long-Term Compensation
						Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award (shares)	Securities Underlying Options / SARs (#) (1)(2)(3)	LTIP Payouts ($)	All Other Compensation ($)
Mihir K. Taneja Chief Executive Officer	2006	$196,425	$70,000	—	30,000	250,000	—	—
	2005	$176,394	—	—	40,000	225,000	—	—
	2004	$161,473	—	—	40,000	25,000	—	—
Kotha S. Sekharam	2006	$159,076	$55,000	—	20,000	150,000	—	—
Ph.D., President	2005	$134,254	—	—	30,000	175,000	—	—
	2004	$99,160	—	—	25,000	25,000	—	—
Carol Dore-Falcone	2006	$151,053	$50,000	—	10,000	125,000	—	—
Vice President and	2005	$134,369	—	—	20,000	100,000	—	—
Chief Financial Officer	2004	$120,560	—	—	20,000	—	—	—

(1)	On June 7, 2005, each of the officers were granted common stock options by action of the Board of Directors. The options vest prorata over a three year period. The exercise price of the options for the June 7, 2005 grant was $1.95 as based on the closing price of the Company’s stock on the NASDAQ Capital Market the business date of the grant.
(2)	On September 1, 2004, each of the officers were granted restricted common stock and common stock options by action of the Board of Directors. The stock options vest prorata over a three year period. The exercise price of the options for the September 1, 2004 grant was $4.55 as based on the closing price of the Company’s stock on the NASDAQ Capital Market the business date of the grant.
(3)	For Mssrs. M. Taneja and Sekharam, amounts presented for stock option awards include officer and board member option grants. April 1, 2003, 2004 and 2005 as a part of a board of directors’ compensation, Mssrs. M. Taneja and Sekharam received 25,000, 25,000 and 50,000 options respectively. The prices of the stock option grants at April 1, 2003 were equal to a price of $0.80 and at April 1, 2004, were equal to $6.15 and April 1, 2005 were equal to $1.95 and vest over a three-year period.

Employment Arrangements

During February 2004, effective April 1, 2004, the Company renewed all officers’ three-year employment agreements with Mihir K. Taneja, Chief Executive Officer, Kotha S. Sekharam, President, and Carol Dore-Falcone, Vice President and Chief Financial Officer, at annual salaries of $200,000, $160,000 and $150,000, plus benefits, respectively. In addition, the Company renewed the consulting agreement with the Chairman of the Board, Jugal K. Taneja, pursuant to which he is paid an annual fee of $240,000.

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

Employees

The following represents the employees’ common stock options outstanding as of March 31, 2006:

Option balance outstanding, March 31, 2005	633,200
Granted	150,000
Exercised	(101,783)
Forfeited	(33,000)

Option balance outstanding, March 31, 2006	648,417

Effective January 1, 2006, the board approved the grant of 150,000 options to a Company employee hired as President for Belcher. The exercise price of the granted options was $3.60 which was the closing price of the Company’s stock on January 3, 2006. Forfeited options represent options granted to one or more employees of record whose employment is terminated, voluntarily or involuntarily, and based on their termination date, such options were considered nonvested. As of March 31, 2006, of the 648,417 options outstanding, 371,417 options were vested with 277,000 options being nonvested.

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

Officers

The following represents the officers’ common stock options outstanding as of March 31,2006:

Option balance outstanding, March 31, 2005	769,933
Granted	375,000
Exercised	—
Forfeited	—

Option balance outstanding, March 31, 2006	1,144,933

On June 7, 2005, the board awarded the officers of the Company 375,000 options at an exercise price of $1.95 which was the closing price of the Company’s stock on the date of the grant. As of March 31, 2006, of the 1,144,933 options outstanding, 469,933 of those options were vested with 675,000 options being nonvested.

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

The following represents the nonemployee common stock options outstanding as of March 31, 2006:

Option balance outstanding, March 31, 2005	866,665
Granted	650,000
Exercised	(98,168)
Forfeited	—

Option balance outstanding, March 31, 2006	1,418,497

On June 7, 2005 the board of directors were granted 650,000 options at an exercise price of $1.95 based on the Company’s stock closing price on the date of grant. As of March 31, 2006, of the 1,418,497 options outstanding, 338,499 of those options were vested with 1,069,998 options being nonvested.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2006, certain information concerning beneficial ownership of shares of Common Stock with respect to (i) each person known to the Company to own 5% or more of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the executive officers of the Company, and (iv) all directors and officers of the Company as a group:

Title Of Class	Name And Address Of Beneficial Owner (1)	Amount And Nature Of Beneficial Ownership (2)	Approximate Percent of Class (%)
Common	Jugal K. Taneja	1,954,034	19.6%
Common	Mihir K. Taneja	736,329	7.3%
Common	Kotha S. Sekharam, PhD	443,196	4.4%
Common	Carol Dore-Falcone	169,766	1.7%
Common	Joseph Zappala	770,550	7.8%
Common	William L. LaGamba	74,660	0.8%
Common	Shan Shikarpuri, CPA	35,000	0.4%
Common	Barry H. Dash, PhD	37,000	0.4%
Common	George Stuart, Jr.	41,531	0.4%
Common	Carnegie Capital	582,537	5.9%
Common	Barclays Global Investors	504,431	5.1%
Common	All officers and directors as a group	4,074,053	38.2%

(1)	Except as noted above, the address for the above identified officers and directors of the Company is c/o GeoPharma, Inc., 6950 Bryan Dairy Road, Largo, Florida 33777.
(2)	Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them. Percentages are based upon the assumption that each shareholder has exercised all of the currently exercisable options he or she owns which are currently exercisable or exercisable within 60 days and that no other shareholder has exercised any options he or she owns.
(3)	The following factors have been taken into consideration in calculating the amount and nature of beneficial ownership in GeoPharma:

•	Dr. Kotha Sekharam’s beneficially owned shares include approximately 44,862 shares beneficially owned by Madhavi Sekharam, Dr. Sekharam’s wife, as to which Dr. Sekharam exercises no investment or voting power and disclaims beneficial ownership.

•	Jugal K. Taneja’s beneficially owned shares include approximately 359,206 shares beneficially owned by his wife Manju Taneja. Mr. Taneja exercises no investment or voting power over any of the shares owned by his wife, and disclaims beneficial ownership of those shares.

•	Jugal K. Taneja’s beneficially owned shares also include 582,537 shares beneficially owned by Carnegie Capital, Ltd, 347,938 shares beneficially owned by Bryan Capital Limited Partnership and approximately 60,855 shares beneficially owned by First Delhi Trust. Mr. Taneja is the general partner of both Carnegie Capital, Ltd. and First Delhi Trust, and holds sole voting and investment power over these shares. Bryan Capital Limited Partnership is indirectly owned by Dynamic Health Products, Inc., an affiliate, and who Jugal K. Taneja is the Chairman and CEO.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into transactions and business relationships with certain of our officers, directors and principal stockholders or their affiliates.

Revenues: For the fiscal years ended March 31, 2006 and 2005, manufacturing revenues of approximately $172,901 and $414,073 respectively, were recorded from sales by the Company to subsidiaries or joint ventures of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the fiscal years ended March 31, 2006 and 2005, revenues of $673,544 and $348,156 respectively, were recorded from sales by the Company to Vertical Health Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder.

For the fiscal years ended March 31, 2006 and 2005, distribution revenues of approximately $0 and 22,176, respectively, were recorded from sales by the Company to subsidiaries or joint ventures of Dynamic Health Products.

For the fiscal years ended March 31, 2006 and 2005, pharmacy benefit management revenues of approximately $16,587,701 and $11,437,659, respectively, were recorded from sales by the Company to CarePlus Health Plan, an affiliate of the Company’s former board member Mssr. Zappala. Our wholly-owned subsidiary, Go2PBMServices, Inc., derives 100% of its revenues from this contract.

Trade Accounts Receivable/ Trade Accounts Payable—Amounts due to affiliates and amounts due from affiliates represent balances owed by or amounts owed to the Company for sales occurring in the normal course of business. Amounts due to and amounts due from these affiliates are in the nature of trade payables or receivables and fluctuate based on sales volume and payments received.

As of March 31, 2006 and 2005, for the manufacturing segment, $25,888 and $51,460 was due from subsidiaries of Dynamic Health Products and $140,038 and $57,363 was due from Vertical Health, Inc.

As of March 31, 2006 and 2005, for the pharmacy benefit management segment, $995,452 and $743,801 was due from CarePlus Health.

Lease / Debt Obligations—For each of the years ended March 31, 2006 and 2005, rent expense of $0 and $128,529 was paid to Dynamic Health Products, Inc. Monthly rents were approximately $18,333 per month. The Company and Dynamic were parties to a ten-year, triple net operating lease that would have expired in the year 2009; however, on October 28, 2004 the Company purchased this leased facility for the independent appraised value of $1,925,000.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

The Company filed Form-8K with the Securities and Exchange Commission during the fiscal year ended March 31, 2006 through the date of this filing are as follows:

Date of Form-8K filing:	Filing Topic:

April 19, 2004	Nasdaq staff determination letter

April 26, 2004	Lawsuit settlement

June 14, 2004	Nasdaq listing qualification panel letter

October 28, 2004	Acquisition of property

December 3, 2004	Director resignation

March 28, 2005	Director appointment

July 1, 2005	Fiscal year ended 3/31/05 financial statement disclosure

July 29, 2005	Director appointment

August 3, 2005	First quarter ended June 30, 2005 financial statement disclosure

August 22, 2005	Entry into material agreement

September 16, 2005	Entry into material agreement

October 26, 2005	Second quarter ended September 30, 2005 financial statement disclosure

February 6, 2006	Entry into material agreement

Exhibits

The following Exhibits are filed as part of this Report:

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization dated June 12, 1998, effective June 15, 1998, by and among Nu-Wave Health Products, Inc., Nu-Wave Acquisition, Inc., Energy Factors, Inc., U.S. Diversified Technologies, Inc., Paul Santostasi, Chris Starkey, and Marvin Deutsch. **

3.1	Articles of Incorporation of Energy Factors, Inc., filed September 3, 1985.**

3.2	By-Laws of Energy Factors, Inc.**

3.3	Articles of Incorporation of Nu-Wave Acquisition, Inc., dated June 11, 1998 and filed June 12, 1998. **

3.4	Articles of Amendment to Articles Innovative changing name.**

3.5	Agreement with holder of Series A preferred stock dated as of March 25, 2002.**

3.6	Certificate of Designation of Series B preferred stock (2)**

4.1	Specimen Stock Certificate of the Company **

4.2	Form of Underwriters’ Warrant **

10.1	Promissory note in favor of Nu-Wave Health Products, Inc. from Energy Factors, Inc., dated May 13, 1998.**

10.2	Form of 1999 Stock Option Plan **

10.3	Innovative Health Products, Inc. 1999 Stock Option Plan.**

10.4	Form of Employment Agreement with Kotha S. Sekharam, Ph.D. **

10.5	Form of Employment Agreement with Mihir K. Taneja **

10.6	Form of Employment Agreement with Carol Dore-Falcone **

10.7	Lease of Company’s facility at 6950 Bryan Dairy Road, Largo, Florida 33777 **

10.8	Acquisition Agreement between Go2Pharmacy.com, Inc. (Florida) and Go2Pharmacy.com, Inc. (Delaware) **

10.9	Agreement between Go2Pharmacy.com, Inc. (Delaware) and CarePlus dated as of March 23, 2000.**

10.10	Agreement between Go2Pharmacy.com, Inc. (Delaware) and the Greater New York Health Care Association dated June 27, 2000. **

10.11	Consulting Agreement between Go2Pharmacy.com, Inc. and Joseph Zappala**

10.12	Promissory Note between Go2Pharmacy, Inc. and First Community Bank of America dated March 8, 2001 in the amount of $551,512 **

10.13	Revolving Line of Credit Promissory Note between Go2Pharmacy, Inc. and First Community Bank of America dated March 8, 2001 in the amount of $650,000**

10.14	Consulting Agreement with Jugal K. Taneja dated February 2001.**

10.15	Sublease and Consent**

10.16	Revolving line of Credit Promissory Note between Breakthrough Engineered Nutrition, Inc. and First Community Bank of America dated March 29, 2002 in the amount of $100,000**

Exhibit Number	Description

10.17	Revolving line of Credit Promissory Note between Innovative and First Community Bank of America dated March 2003 in the amount of $900,000.**

10.18	Securities Purchase Agreement between the Company and Laurus Master Fund, Ltd. dated as of January 30, 2004 (1)**

10.19	Registration Rights Agreement between the Company and Laurus Master Fund, Ltd. dated as of January 30, 2004.(1)**

10.20	Form of 6% Secured Convertible Term Notes between the Company and Laurus Mater Fund, Ltd. dated as of January 30, 2004.(1)**

10.21	Form of Common Stock Purchase Warrant between the Company and Laurus Master Fund, Ltd. dated as of January 30, 2004(1)**

10.22	Stock Pledge Agreement between the Company and Laurus Master Fund, Ltd. dated January 30, 2004(1)**

10.23	Subsidiary Guarantee between the Company and Laurus Master Fund, Ltd. dated January 30, 2004(1)**

10.24	Series A Bank Escrow Agreement between the Company and Laurus Master Fund, Ltd.(1)**

10.25	Security Agreement between the Company and Laurus Master Fund, Ltd.(1)**

10.26	Series A Securities Purchase Agreement between the Company and Laurus Master Fund, Ltd. dated as of February 10, 2004(1)**

10.27	Series A Registration Rights Agreement between the Company and Laurus Master Fund, Ltd. dated as of February 10, 2004(1)**

10.28	Form of Common Stock Purchase Warrant between the Company and Laurus Master Fund, Ltd. dated as of February 10, 2004(1)**

10.29	Securities Purchase Agreement between the Company, Midsummer Capital Ltd. and Omicron Master Trust dated as of March 5, 2004(2)**

10.30	Registration Rights Agreement between the Company, Midsummer Capital Ltd. and Omicron Master Trust dated as of March 5, 2004(2)**

10.31	Form of Common Stock Purchase Warrant between the Company, Midsummer Capital Ltd. and Omicron Master Trust dated as March 5, 2004(2)**

10.32	Media Credit Agreement between the Company and Icon International, Inc.**

21.1	GeoPharma, Inc.—List of Subsidiaries.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

**	Previously filed
1.	Filed as an Exhibit to the Company’s Form 8-K dated as of January 30, 2004.
2.	Filed as an exhibit to the Company’s Form 8-K dated as of March 5, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by BBK, for professional services rendered for the audit of the Company’s annual financial statements included in the Company’s Annual Report on Form 10-KSB for the years ended March 31, 2006 and 2005 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB during such fiscal years were approximately $58,000 and $49,000 respectively.

Audit Related Fees. The Company did not engage BBK to provide professional services to the Company regarding audit related matters during the fiscal years ended March 31, 2006 and 2005.

Tax Fees. The aggregate fees billed by BBK, for professional services rendered for tax advice and related return preparation to the Company for both the years ended March 31, 2006 and 2005 were approximately $12,900 and $12,000, respectively.

All Other Fees. The aggregate fees billed by BBK for services rendered to the Company, other than the services covered above for both fiscal years ended March 31, 2006 and 2005 were $0.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 29, 2006

GEOPHARMA, INC. /s/ Mihir K. Taneja,
Mihir K. Taneja,
Chief Executive Officer, Secretary and Director
/s/ Kotha S. Sekharam, Ph.D
Kotha S. Sekharam, Ph.D
President and Director
/s/ Carol Dore-Falcone
Carol Dore-Falcone
Vice President, Chief Financial Officer (Chief Accounting Officer)

In accordance with Exchange Act this report has been signed below by the following persons on behalf of the registrant in the capacities as on June 29, 2006.

/s/ Jugal K. Taneja
Jugal K. Taneja
Chairman of the Board of Directors
/s/ Barry H. Dash, PhD
Barry H. Dash, PhD
Director
/s/ William L. LaGamba
William L. LaGamba
Director
/s/ George L. Stuart, Jr.
George L. Stuart, Jr.
/s/ Shan Shikarpuri
Shan Shikarpuri, CPA
Director

GEOPHARMA, INC.

AND SUBSIDIARIES

FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

GeoPharma, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of GeoPharma, Inc, and subsidiaries as of March 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GeoPharma, Inc. and subsidiaries as of March 31, 2006 and 2005 and the consolidated results of operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

BRIMMER, BUREK & KEELAN LLP
Certified Public Accountants

Tampa, Florida

June 09, 2006

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2006	March 31, 2005
Current assets:
Cash and cash equivalents	$1,206,017	$6,433,011
Certificate of deposit	433,273	425,927
Accounts receivable, net	7,465,025	2,256,189
Accounts receivable, other	634,684	586,164
Inventories, net	5,767,056	3,743,063
Prepaid expenses and other current assets	1,324,339	693,786
Due from affiliates	1,162,416	867,007

Total current assets	$17,992,810	$15,005,147

Property, plant, leaseholds and equipment, net	8,024,651	4,485,767

Goodwill, net	728,896	728,896
Intangible assets, net	4,384,842	521,499
Media Credits, net	799,748	799,748
Other assets, net	166,194	130,886

Total assets	$32,097,141	$21,671,943

See accompanying notes to consolidated financial statements

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2006	March 31, 2005
Current liabilities:
Accounts payable	$4,882,107	$1,759,512
Current portion of long-term obligations	1,016,789	1,818,812
Accrued expenses, other liabilities and related party obligations	3,711,153	855,364

Total current liabilities	$9,610,049	$4,433,688
Long-term obligations, less current portion	1,666,667	1,562,569

Total liabilities	$11,276,716	$5,996,257

Commitments and contingencies

Minority interest	(582,610)	—

Shareholders’ equity:
6% convertible preferred stock, Series B, $.01 par value (5,000 shares authorized, 5,000 shares issued and outstanding (liquidation preference $5,000,000)	50	50
Common stock, $.01 par value; 24,000,000 shares authorized; 10,051,775 and 9,181,481 shares issued and outstanding	100,518	91,815
Treasury stock (189,617 and 483,020 common shares, $.01 par value)	(1,896)	(4,830)
Additional paid-in capital	46,593,630	42,367,115
Retained earnings (deficit)	(25,289,267)	(26,778,464)

Total shareholders’ equity	$21,403,035	$15,675,686

Total liabilities and shareholders’ equity	$32,097,141	$21,671,943

See accompanying notes to consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2006	2005
Revenue
PBM (a related party activity)	$16,587,701	$11,437,659
Distribution	14,754,861	4,004,560
Manufacturing	17,915,170	11,685,484
Pharmaceutical	485,813	1,102,537

Total revenue	$49,743,545	$28,230,240
Cost of goods sold
PBM	16,452,039	11,177,585
Distribution	9,179,513	2,794,712
Manufacturing (exclusive of depreciation and amortization shown below)	11,066,402	8,168,262
Pharmaceutical	588,627	311,188

Total cost of goods sold	$37,286,581	$22,451,747
Gross profit
PBM	135,662	260,074
Distribution	5,575,348	1,209,848
Manufacturing	6,848,768	3,517,222
Pharmaceutical	(102,814)	791,349

Total gross profit	$12,456,964	$5,778,493
Selling, general and administrative expenses:
Selling, general and administrative expenses	9,701,193	6,071,411
Depreciation and amortization	748,532	605,697

Operating income (loss) before other income (expense)	$2,007,239	$(898,615)
Other income (expense):
Interest income (expense), net	(628,109)	(490,859)
Other income (expense), net	908,257	305,884

Total other income (expense)	$280,148	$(184,975)

Income (loss) before income taxes, minority interest and preferred dividends	$2,287,387	$(1,083,590)
Minority interest benefit (expense)	582,610	—
Income tax benefit (expense)	(1,080,800)	201,898

Net income (loss)	$1,789,197	$(881,692)
Preferred stock dividends	300,000	521,762

Net income (loss) available to common shareholders	$1,489,197	$(1,403,454)

Basic income (loss) per share	$0.17	$(0.17)

Basic weighted average number of common shares outstanding	9,041,106	8,111,851

Diluted income (loss) per share	$0.14	$(0.17)

Diluted weighted average number of common shares outstanding	12,478,786	8,111,851

See accompanying notes to consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

MARCH 31, 2006

	Preferred Stock					Common Stock		Treasury Stock
	Shares		Dollars
	Series A	Series B	Series A		Series B	Shares	Dollars	Shares	Dollars	Additional paid in capital	Retained earnings (deficit)	Total Shareholders’ equity (deficit)
Balances at March 31, 2003	—	—		$—	$—	7,727,634	$77,276	(143,600)	$(1,436)	$29,840,208	$(25,321,979)	$4,594,066
Purchase of treasury shares	—	—		—	—	—	—	(14,360)	(144)	(4,856)	—	(5,000)
Issuance of Series A Preferred Stock	5,000,000	—		50,000	—	—	—	—	—	4,950,000	—	5,000,000
Issuance of Series B Preferred Stock	—	5,000		—	50	—	—	—	—	4,999,950	—	5,000,000
Payment of preferred stock private placement expenses	—	—		—	—	—	—	—	—	(381,594)	—	(381,594)
Grant of nonemployee stock options	—	—		—	—	—	—	—	—	155,149	—	155,149
Amortization of debt and preferred stock warrants	—	—		—	—	—	—	—	—	4,506,325	(3,580,960)	925,365
Issuance of stock awards	—	—		—	—	—	—	157,000	1,570	110,436	—	112,006
Exercise of stock options	—	—		—	—	261,917	2,620	—	—	281,675	—	284,295
Preferred stock dividend	—	—		—	—	—	—	—	—	—	(111,890)	(111,890)
Net income	—	—		—	—	—	—	—	—	—	1,119,009	1,119,009

Balances at March 31, 2004	5,000,000	5,000		$50,000	$50	7,989,551	$79,896	(960)	$(10)	$44,457,293	$(27,895,823)	$16,691,406

Purchase of treasury shares	—	—		—	—	—	—	(152,900)	(1,529)	(694,288)	—	(695,817)
Payment of preferred stock private placement expenses	—	—		—	—	—	—	—	—	(6,000)	—	(6,000)
Exercise of stock options	—	—		—	—	264,566	2,646	—	—	275,077	—	277,723
Amortization of debt and preferred stock warrants	—	—		—	—	—	—	—	—	684,187	(684,187)	—
Issuance of stock awards	—	—		—	—	—	—	160,000	1,600	112,686	—	114,286
Receipt of shares in a legal settlement	—	—		—	—	—	—	(500,000)	(5,000)	(3,200,000)	3,205,000
401(k) employee match	—	—		—	—	—	—	10,840	109	41,204	—	41,313
Preferred stock dividends (in cash and common stock)	—	—		—	—	73,339	733	—	—	343,439	(521,762)	(177,590)
Payment of convertible debt and interest	—	—		—	—	54,025	540	—	—	311,517	—	312,057
Conversion of Series A Preferred Stock	(5,000,000)	—		$(50,000)	—	800,000	8,000			42,000		—
Net loss	—	—		—	—	—	—	—	—	—	(881,692)	(881,692)

Balances at March 31, 2005	—	5,000		$—	$50	9,181,481	$91,815	(483,020)	$(4,830)	$42,367,115	$(26,778,464)	$15,675,686
Exercise of stock options	—	—		—	—	184,949	1,849	—	—	220,063	—	221,912
Issuance of stock awards	—	—		—	—	50,000	500	280,000	2,800	266,200	—	269,500
401(k) employee match	—	—		—	—	—	—	13,403	134	48,767	—	48,901
Preferred stock dividends	—	—		—	—	104,876	1,049	—	—	298,951	(300,000)	—
Payment of convertible debt of series A Preferred Stock	—	—		—	—	530,469	5,305	—	—	2,418,940	—	2,424,245
Minority interests	—	—		—	—	—	—	—	—	973,594	—	973,594
Net Income	—	—		—	—	—	—	—	—	—	1,789,197	1,789,197

Balances at March 31, 2006		5,000	$		$50	10,051,775	$100,518	(189,617)	$(1,896)	$46,593,630	$(25,289,267)	$21,403,035

See accompanying notes to consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31, 2006	March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,789,197	$(881,692)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation, leasehold and intangible amortization	748,530	605,697
Income tax expense	1,080,800	(216,342)
Amortization of stock option deferred compensation	50,707	37,865
Amortization of debt discount to interest expense	563,014	308,455
Accrued interest income	(7,346)	(6,936)

Changes in operating assets and liabilities:
Accounts receivable	(5,208,835)	(631,878)
Accounts receivable, other	(48,520)	(210,164)
Inventory	(2,023,993)	(517,380)
Prepaid expenses and other current assets	(620,188)	(181,271)
Other assets	(965,698)	(45,718)
Media credits, net	—	(799,748)
Accounts payable	3,122,593	(303,741)
Accrued expenses	2,730,398	278,010
Due from affiliates, net	(295,743)	264,525

Net cash provided (used) by operating activities	$914,916	$(2,300,318)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, leaseholds and equipment	$(7,220,366)	$(1,195,038)
Purchase of land and building	—	(1,925,000)
Proceeds from minority interest, net	397,390	—

Net cash used by investing activities	$(6,822,976)	$(3,120,038)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	$—	$(695,817)
Proceeds from stock option exercise	221,909	277,723
Proceeds from issuance of long-term obligations	3,000,000	60,301
Payments for private placement fees	—	(6,000)
Payments of long-term obligations	(2,540,843)	(798,105)
Payment of preferred stock dividends	—	(152,500)

Net cash provided (used) by financing activities	$681,066	$(1,314,398)

Net increase (decrease) in cash	$(5,226,994)	$(6,734,754)
Cash at beginning of period	6,433,011	13,167,765

Cash at end of period	$1,206,017	$6,433,011

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$188,570	$87,899

Cash paid for taxes	$840,000	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion value of preferred stock to common stock	$—	$5,000,000

Payment of preferred stock dividends with common stock	$300,000	$344,172

Payment of debt principal and interest with common stock	$2,424,424	$312,057

Equity reclassification related to warrants issued with the $10 million preferred stock	$—	$684,187

Debt discount amortization related to warrants issued with the $5 million convertible debt	$563,014	$308,455

See accompanying notes to consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 and 2005

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

In August 2005, we formed American Antibiotics LLC, a Florida limited liability corporation that will manufacture and distribute Beta-Lactam antibiotic pharmaceutical products.

In June 2006, we formed a wholly-owned manufacturing subsidiary named Libi Labs, Inc., a Florida corporation, for the purpose of conducting nutraceutical and cosmeceutical liquid, gel and cream manufacturing for ourselves and others.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

The consolidated financial statements as of and for the year ended March 31, 2006 and 2005 include the corporate and manufacturing accounts of GeoPharma, Inc. (the “Company”), (“GeoPharma”), which is continuing to

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

do manufacturing business as Innovative Health Products, Inc. (“Innovative”), and its wholly-owned subsidiaries IHP Marketing, Breakthrough, Breakthrough Marketing, Belcher, Belcher Capital, and PBM and its 51% owned LLC, American Antibiotics. Significant intercompany balances and transactions have been eliminated in consolidation.

b. Industry Segment

In accordance with the provisions of Statement of Financial Accounting Standards No. 131, (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker (“CODM”) related to the allocation of resources and in the resulting assessment of the segment’s overall performance. The measure used by the Company’s CODM is a business segment’s gross profit. As of and for the year ended March 31, 2006 and 2005, the Company had four industry segments that accompany corporate: manufacturing, distribution, pharmacy benefit management and pharmaceutical. Each of the business segments total revenues for the fiscal years ended March 31, 2006 and 2005 are presented on the face of the statements of operations. The $32,097,141 of total assets as of March 31, 2006 were comprised of $1,367,236 attributable to corporate, $10,735,828 attributable to manufacturing, $6,540,047 attributable to distribution, $1,496,380 attributable to pharmacy benefit management and $11,957,650 attributable to pharmaceutical. The $21,671,943 of total assets as of March 31, 2005 were comprised of $6,352,631 attributable to corporate, $11,853,060 attributable to manufacturing, $2,573,787 attributable to distribution, $817,099 attributable to pharmacy benefit management and $75,366 attributable to pharmaceutical.

c. Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

e. Inventories

Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method.

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

g. Intangible Assets

Intangible assets consist primarily of goodwill and intellectual property. Effective April 1, 2002 with the adoption of SFAS 142, “Goodwill and Other Intangibles”, intangible assets with an indefinite life, namely goodwill and the intellectual property, are not amortized. Intangible assets with a definite life are amortized on a straight-line basis with estimate useful lives ranging from 1 to 3 years. Indefinite lived intangible assets will be tested for impairment yearly and will be tested for impairment between the annual tests should an event occur or should circumstances change that would indicate that the carrying amount may be impaired. The Company has selected January 1, as the annual date to test these assets for impairment. The unamortized balance of goodwill as of the date of the initial test and still as of March 31, 2006 was $728,896 with the unamortized balance of the intellectual property for the same periods was $228,305. Based on the required analyses performed as of that annual test date, no impairment loss was required to be recorded for the fiscal year ended March 31, 2006 or 2005.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

h. Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There have been no impairment losses recorded as of and for the fiscal years 2006 and 2005.

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

j. Earning (Loss) Per Common Share

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. The effect of the preferred stock conversion, the convertible debt warrants and stock options are antidilutive at March 31, 2005 and are therefore excluded from the fully diluted calculation. Convertible debt and preferred stock warrants, officer, employee and nonemployee stock options and warrants are considered potentially dilutive and are included in the fully diluted share calculation at March 31, 2006. The reconciliation between basic and fully diluted shares are as follows:

	2006	2005
Net income (loss) per share — basic
Net income (loss)	$1,489,197	$(1,403,454)

Weighted average shares — basic	9,041,106	8,111,851

Net income (loss) per share — basic	$0.17	$(.17)

Net income (loss) per share — diluted:
Net income (loss)	$1,489,197	$(1,403,454)

Preferred dividends	300,000	—

	$1,789,197	$(1,403,454)

Weighted average shares outstanding — basic	9,041,106	8,111,851
Effect of preferred stock prior to conversion	833,333	—
Effect of preferred stock and convertible debt warrants prior to conversion	562,500	—
Dilutive effect of stock options	2,041,847	—
Effect of convertible term note	—	—

Weighted average shares — diluted	12,478,786	8,111,851

Net income (loss) per share — diluted	$0.14	$(.17)

k. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates, assumptions and apply certain critical accounting policies that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at March 31, 2006 and 2005, as well as the reported amounts of revenues and expenses for the fiscal years ended March 31, 2006 and 2005. Estimates and assumptions used in our financial statements are based on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions also require the application of certain accounting policies, many of which require estimates and assumptions about future events and their effect on amounts reported in the financial statements and related notes. We periodically review our accounting policies and estimates and makes adjustments when facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on our financial condition, results of operations and cash flows.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

l. Concentration of Credit Risk

Concentrations of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable, net at March 31, 2006. Four customers, General Nutrition Distribution with 31.4%, Spectrum Group with 21.4%, NutraCea with 10% and Rite Aid Corporation with 7.9% of the total of trade accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited due to the distribution of sales over a large customer base as of March 31, 2005.

For the year ended March 31, 2006, four customers individually exceeded 5% of our total consolidated revenues which included General Nutrition Distribution for 15.3%, 12.2% for Spectrum Group, 5% for Direct Marketing, Inc. and 33.3% for CarePlus Health in relation to total consolidated revenues and for the year ended March 31, 2005, two customers, Spectrum Group and CarePlus Health accounted for 11.2% and 40.5% in relation to total consolidated revenues.

The Company has no concentration of customers within specific geographic areas outside the United States that would give rise to significant geographic credit risk.

As of March 31, 2006 and 2005 the Company maintained cash balances in excess of federally insured limits of approximately $1,000,000 and $6,500,000 , respectively.

m. Revenue and Cost of Sales Recognition

In accordance with SAB 101, Revenue Recognition, revenues are recognized by the Company when the merchandise is shipped which is when title and risk of loss has passed to the external customer. The Company analyzes the status of the allowance for uncollectible accounts based on historical experience, customer history and overall credit outstanding. For our distribution segment, any charge backs or other sales allowances immediately reduce the gross receivable with the corresponding reduction effected through increases in sales allowances which directly reduce sales revenue. For our PBM segment, service revenues are recognized once the member service of completing and fulfilling delivery of the members’ prescription.

Cost of Sales is recognized for the manufacturing and distribution business segments simultaneously with the recognition of revenues with a direct charge to cost of goods sold and with an equal reduction to inventory at FIFO cost. For the PBM segment, cost of sales is recognized based on actual costs incurred and are recognized as the related revenue is recognized.

n. Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $1,611,617 and $391,141 for the years ended March 31, 2006 and 2005, respectively.

o. Research and Development Costs

Costs incurred to develop our generic pharmaceutical products for the Company are expensed as incurred and charged to research and development (“R&D”). R&D expenses for the years ended March 31, 2006 and 2005 were approximately $500,000 and $263,000, respectively. R&D-related production and laboratory equipment purchased and capitalized was approximately $1.2 million and $719,000 at March 31, 2006 and 2005, respectively.

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

Long-term Obligations: The fair value of the Company’s fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At March 31, 2006 and 2005, the fair value of the Company’s long-term obligations approximated its carrying value.

Credit Lines Payable: The carrying amount of the Company’s credit lines payable approximates fair market value since the interest rate on these instruments corresponds to market interest rates.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

q. Reclassifications

Certain reclassifications have been made to the financial statements as of and for the fiscal year ended March 31, 2005 to conform to the presentation as of and for the year ended March 31, 2006.

r. Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123 allows companies which have stock-based compensation arrangements with employees to adopt a new fair-value basis of accounting for stock options and other equity instruments, or to continue to apply the existing accounting required by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company intends to continue to account for stock-based compensation arrangements under APB Opinion No. 25. The Company has also adopted the disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure.” This pronouncement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. The additional required disclosure is found in Note 15. Effective April 1, 2006, the Company is required to adopt Statement of Financial Accounting Standards (“SFAS”) No. 123R “Accounting for Stock-Based Compensation” - Revised (“SFAS 123R”). The Company has not yet finalized the financial impact of implementing SFAS 123R.

s. Accounting for Financial Instruments

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” (“SFAS 150”), SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments effected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150 and its related adoption provisions as reflected and as applicable to the January 29, 2004, $5,000,000 6% convertible debt, the February 10, 2004 $5,000,000 convertible preferred stock Series A and the March 5, 2004 $5,000,000 convertible preferred stock Series B.

In June 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-04, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Under EITF 05-04, liquidated damages clauses may qualify as freestanding financial instruments for treatment as a derivative liability. Furthermore, EITF 05-04 addresses the question of whether a registration rights agreement should be combined as a unit with the underlying financial instruments and be evaluated as a single instrument. EITF 05-04 does not reach a consensus on this question and allows for treatment as a combined unit (Views A and B) as well as separate freestanding financial instruments (View C). On September 15, 2005, the FASB staff postponed further discussion of EITF 05-04. As of March 31, 2006, the FASB has still not rescheduled EITF 05-04 for discussion. In conjunction with our issuance of convertible debentures, preferred stock Series A and B, and the related warrants and registration rights, we adopted View C of EITF 05-04. Accordingly, the registration rights agreements, preferred stock Series A and B, the warrants associated with the convertible debentures, convertible preferred stock the debentures themselves, as well as certain features of the debentures convertible preferred stock were evaluated as stand alone financial instruments. This treatment resulted in classification of the warrants and certain features of the debentures and preferred stock as equity while the registration rights agreements were treated as derivative liabilities. Derivative liability treatment requires adjusting the carrying value of the instrument to its fair value at each balance sheet date and recognizes any change since the prior balance sheet date as a component of other income/(expense). The recorded value of such derivative liabilities can fluctuate significantly based on fluctuations of the market value of the underlying securities of the Company, as well as on the volatility of the Company’s stock price during the term used for observation and the term remaining for the underlying financial instruments. We believe that should the FASB staff reach a consensus on EITF 05-04 and select combined unit treatment (View A or B), the debt features of the debentures convertible and associated warrants previously classified as equity will have

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to be evaluated as a combined unit with the registration rights agreements. This combination will result in these instruments being treated as derivative liabilities requiring periodic reevaluation of fair value with potentially significant fluctuation in fair value from period to period. Accordingly, this consensus could have a significant effect on our financial statements. The Company entered into registration rights agreements with regard to the January 29, 2004 convertible debt financing on January 29, 2004, and with regard to the February 10, 2004 convertible preferred stock Series A financing on February 10, 2004 and with regard to the March 5, 2004 convertible stock Series B on March 5, 2004.Pursuant to all of the registration rights agreements, we agreed to file a resale registration statement covering the resale of the shares issuable to the investors upon the exercise of their warrants and conversion of their debentures and preferred stock by February 29, 2004, March 10, 2004 and April 5, 2004 respectively. At inception, the registration rights agreements required us to pay monthly liquidated damages if a registration statement was not declared effective on or prior to April 29, 2004, May 10, 2004 and September 5, 2004 respectively or after declared effective if the registration statements cease for any reason to remain continuously effective as to all registrable securities for which it is required to be effective or the investors are not permitted to utilize the prospectus therein to resell such registrable securities for 20 consecutive calendar days but no more than an aggregate of 30 calendar days during any 12 month period. The amount of monthly liquidating damages equals 1%, 1% and 2% respectively of the aggregate purchase price paid by the investors for any registrable securities held by the investors. Any late payment beyond seven days is subject to interest at an annual rate of 18%. We evaluated the liquidated damages feature of the registration rights agreements in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). The liquidated damages qualify as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be recorded as derivative financial instruments. Further, in accordance with EITF 05-04, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, we also evaluated whether the registration rights agreements, the senior and convertible debentures, and convertible preferred stock Series A and B and associated warrants should be combined into and accounted for as a single unit or accounted for as separate financial agreements. In considering the appropriate treatment of these instruments, we observed that although entered into contemporaneously, the agreements are nevertheless separate legal agreements. Payment of the liquidated damages penalty under the registration rights agreements does not alter the investor’s rights under either the warrant or debenture agreements. The debentures, preferred stock and warrants have values which are based on their interest rate and the relation between their conversion price or exercise price and the value of our common stock. This value is independent of any payment for liquidated damages under the registration rights agreements, which is based on how long the shares are unregistered. The various agreements do not relate to the same risk. The risk inherent in the debentures relates to our ability to repay these instruments as and when they come due or to the extent converted into common stock, to the price of our common stock. The warrants similarly bear risk related to the value of our common stock. The liquidated damages penalty under the registration rights agreements relates to the risk of the Company filing a registration statement and whether it will be declared effective. In light of the above facts and circumstances and accordance with guidance in EITF 05-4, View C, we evaluated and treated the registration rights agreements, convertible debentures, preferred stock and associated warrants as separate free standing agreements. Upon execution, the registration rights agreements had no initial fair value. In subsequent periods, the carrying value of the derivative financial instrument related to the registration rights agreements will be adjusted to its fair value at each balance sheet date and any change since the prior balance sheet date will be recognized as a component of other income/(expense). The estimated fair value of the registration rights agreements was determined using the discounted value of the expected future cash flows. The Company filed its registration statement with regard to the Series A and B preferred stock, the convertible debt and debentures on April 2, 2004 and it was declared effective on April 23, 2004. Therefore, the Company has met the registration requirements and will continue to do so in the future. Should an event occur to cause the registration to not be effective, we believe the holders of the debentures and preferred stock (Series A and B) will waive the liquidated damages required under the registration rights agreements. As a result, at March 31, 2004 and at all subsequent periods we assigned no value to the potential liquidating damages. EITF 05-04 offers multiple views on the question of whether a registration rights agreements should be combined as a unit with the underlying financial instruments and be evaluated as a single instrument. EITF 05-04 does not reach a consensus on this question and allows for treatment as a combined unit (Views A and B) as well as separate freestanding financial instruments (View C). On September 15, 2005, the FASB staff postponed further discussion of EITF 05-04. As of March 31, 2006, the FASB has still not rescheduled EITF 05-04 for discussion. In conjunction with our issuance of convertible debentures, preferred stock Series A and B, and the related warrants and registration rights, we adopted View C of EITF 05-04. Accordingly, the registration rights agreements, the warrants associated with the convertible debentures, preferred stock Series A and B, the debentures themselves, as well as certain features of the debentures and preferred stock were evaluated as stand alone financial instruments. This treatment resulted in classification of the warrants and certain features of the debentures and preferred stock as equity while the registration rights agreements and other features of the debentures were treated as derivative liabilities. Derivative liability treatment requires adjusting the carrying value of the instrument to its fair value at each balance sheet date and recognizes any change since the prior balance sheet date as a component of other income/(expense). The recorded value of such derivative liabilities can fluctuate significantly based on fluctuations of the market value of our underlying securities, as well as on the volatility of our stock

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

price during the term used for observation and the term remaining for the underlying financial instruments. We believe that should the FASB staff reach a consensus on EITF 05-04 and select combined unit treatment (View A or B), the debt features of the debentures and associated warrants previously classified as equity will have to be evaluated as a combined unit with the registration rights agreements. This combination will result in these instruments being treated as derivative liabilities requiring periodic reevaluation of fair value with potentially significant fluctuation in fair value from period to period. Accordingly, this consensus could have a significant effect on our financial statements.

The instruments each have detachable warrants that have a “cashless” exercise feature. The feature permits the warrant holders to net settle the warrant in the event the price of the stock exceeds the strike price of the warrant which meets the criteria of paragraph 6 of FAS 133. DIG A 17 states that the right to net settle an obligation is equivalent to a cashless exercise feature. However, paragraph 11a of FAS 133 states that not withstanding paragraphs 6-10 of FAS 133 an item will not be considered a derivative if it is a contract issued by that entity that is both (1) indexed to its own stock and (2) classified in stockholders’ equity.

The warrants meet test 1 since they are settleable in stock of the Company. They also meet test 2 under EITF 00-19 since they are not combined with the registration rights agreements as the Company has elected to treat the registration rights agreement as a standalone derivative under EITF 05-04 View C. Therefore, the warrants are classified as equity and are scoped out uder paragraph 11a of FAS 133.

On December 1, 2004, the Company entered into an agreement and converted 800,000 common shares in full satisfaction of the $5,000,000 Series A 6%, convertible preferred stock outstanding.

On February 1, 2006, the entered into an agreement and converted 530,469 common shares in full satisfaction of the principle and interest outstanding as related to the $2,424,000 6% convertible debt.

NOTE 3—ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consist of the following:

	March 31,
	2006	2005
Trade accounts receivable	$7,557,309	$2,364,117
Less allowance for uncollectible accounts	(92,284)	(107,928)

	$7,465,025	$2,256,189

As of March 31, 2006, the total accounts receivable balance of $7,557,309 includes $3,545,079 related to the Company’s manufacturing segment and $4,012,230 related to the Company’s distribution segment. As of March 31, 2005, the total accounts receivable balance of $2,364,117 includes $1,892,666 related to the Company’s manufacturing segment and $471,451 related to the Company’s distribution segment.

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

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—ACCOUNTS RECEIVABLE, OTHER

Accounts receivable, other, consist of the following:

	March 31,
	2006	2005
Due from insurance company	$—	$500,000
Accounts receivable, other	537,686	86,164
Income tax receivable	96,998	—

	$634,684	$586,164

As of March 31, 2006, accounts receivable, other primarily represented contract reimbursable amounts due from unrelated third party based on expenses incurred by the Company for certain pharmaceutical research and development projects in process.

On August 27, 2002, a commercial building where one of our manufacturing facilities was located was involved in a fire. Although this fire was not in our leased space, nor was the fire caused by the Company or any of its related parties, our facility was exposed to and incurred smoke and water damage. The company that had the fire is not a related party. The Company has adequate insurance coverage that covers replacement cost of the facilities’ contents which includes inventory and leasehold improvements, in addition to business interruption insurance which covers lost profits based on certain coverage formulas and policy limits. During the fiscal year ended March 31, 2006, the final financial assessment was made by our insurance company and the balance was paid in full.

As of March 31, 2005, included within accounts receivable-other, the Company has recorded the minimum net amounts due from the party who has caused the fire that are quantifiable, measurable and deemed collectible, in the amount of $500,000 that are comprised of additional amounts due and approved for losses already incurred as caused by our business interruption. For the fiscal year ended March 31, 2005 and 2004, amounts recorded in other income/(expense), net, were approximately $175,000 and $325,000.

NOTE 5—INVENTORIES, NET

Inventories, net, consist of the following:

	March 31,
	2006	2005
Processed raw materials and packaging	$4,517,472	$3,050,858
Work in process	318,462	225,086
Finished goods	1,094,862	502,067

	$5,930,796	$3,778,011
Less reserve for obsolescence	(163,740)	(34,948)

	$5,767,056	$3,743,063

As of March 31, 2006, the total inventory balance of $5,930,796 includes $4,840,536 related to the Company’s manufacturing segment, $697,073 related to the Company’s distribution segment and $393,187 as related to the pharmaceutical segment. As of March 31, 2005, the total inventory balance of $3,778,011 includes $2,939,459 related to the Company’s manufacturing segment, $763,186 related to the Company’s distribution segment and $75,366 as related to the pharmaceutical segment. In addition, for the manufacturing segment, approximately $316,696 and $446,583 of factory overhead has been capitalized in inventory as of March 31, 2006 and 2005, respectively.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—PROPERTY, PLANT, LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET

Property, plant, leasehold improvements and equipment, net, consists of the following:

	March 31,
	2006	2005
Land	$579,767	$579,767
Building and building improvements	1,439,714	1,387,974
Machinery and equipment	5,009,298	3,222,845
Furniture, fixtures and equipment	586,432	488,536
Leasehold improvements	3,123,260	838,983

	$10,738,471	$6,518,105
Less accumulated depreciation and amortization	(2,713,820)	(2,032,338)

	$8,024,651	$4,485,767

Depreciation and leasehold amortization expense totaled $681,482 and $538,755 for the years ended March 31, 2006 and 2005, respectively primarily attributable to manufacturing and corporate depreciable assets.

Of the $10,738,471 as of March 31, 2006, $4,983,608 was attributable to manufacturing segment, $5,739,581 was attributable to pharmaceutical segment with $15,282 was attributable to distribution segment. Of the $6,518,105 as of March 31,2005, $5,302,321 was attributable to manufacturing segment, $1,200,502 was attributable to pharmaceutical segment with $15,282 was attributable to distribution segment.

The Company purchased one of our manufacturing facilities from Dynamic, a related party, (See note 13), for $1.925 million on October 28, 2004. For each of the years ended March 31, 2006 and 2005, total rent expense was $734,094 and $457,782; included in the $734,094 and $457,782 of rent expense, amounts paid to Dynamic were approximately $117,831 and $128,529, respectively.

NOTE 7—GOODWILL, NET

Goodwill, net, consists of the following:

	March 31,
	2006	2005
Goodwill	$901,727	$901,727
Less accumulated amortization	(172,831)	(172,831)

	$728,896	$728,896

As of March 31, 2006 and 2005, goodwill represented an intangible asset attributable to the manufacturing segment. Goodwill is analyzed each January 1 for impairment as it has an indeterminant life. Based on the Company’s analyses performed, no impairment losses were required to have been recorded during the fiscal years ended March 31, 2006 and 2005.

NOTE 8—INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	March 31,
	2006	2005
Loan and lease costs	$200,525	$200,525
Intellectual property	895,696	295,696
Generic drug ANDAs	3,387,403	115,500
Deferred compensation expense	100,583	155,150
Patents	9,454	9,129

	$4,593,661	$776,000
Less accumulated amortization	(208,819)	(254,501)

	$4,384,842	$521,499

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2006 and 2005, loan and lease costs, and patents represented identifiable intangible assets attributable to the manufacturing segment with the intellectual property balance, not identifiable related to service life, is an intangible attributable to the distribution segment. The generic drug ANDAs are attributable to the pharmaceutical segment and also do not have an identifiable life (See note 12). The deferred compensation expense, and the lease and loan costs, and the patents are amortized based on their useful life as determined by the life of the option for deferred compensation expense; over the life of the directly-related loan or lease and over the lives of the patents.

As there is an indeterminant life as related to the intellectual property and the generic drug ANDAs, this asset is analyzed each January 1 for impairment. Based on that analysis, no impairment loss was required to be recorded as of or for the fiscal year ended March 31, 2006 or 2005.

NOTE 9 – MEDIA CREDITS, NET

Media credits, net, consist of the following:

	March 31,
	2006	2005
Media credits	$1,269,350	$1,269,350
Deferred revenue	(469,602)	(469,602)

	$799,748	$799,748

During March 2005, the Company negotiated with an international media company to exchange excess CarbSlim inventory for future credit for use on custom print, radio and television advertising. Based on the Company’s distribution segment expansion into its own branded consumer product lines coupled with the decline in customer demand for low-carb products, this excess inventory was able to be redeemed with the media credits having a three-year life. The media credits were recorded based on the net cost of CarbSlim inventory that was exchanged. As of March 31, 2006, the media credits had yet to be utilized but a structured useage plan has been instituted for their use throughout fiscal years ending March 31, 2007 and 2008.

NOTE 10—OTHER ASSETS, NET

Other assets, net, consist of the following:

	March 31,
	2006	2005
Deposits	$129,550	$74,233
Other assets	67,644	85,282

	197,194	159,515
Less allowance for uncollectible accounts	(31,000)	(28,629)

	$166,194	$130,886

As March 31, 2006 and 2005, other assets, net are attributable to the manufacturing segment. As of March 31, 2006, other assets consisted of approximately $67,644 of one customer’s returned checks. Although the Company has begun legal action against the customers, an allowance of $31,000 has been established. The Company intends to continue to pursue collection efforts until such time that management has deemed collection efforts as futile based on ongoing cost versus benefit analyses. As of March 31, 2005, other assets consisted of approximately $70,000 of two customers’ returned checks. Although the Company has begun legal action against the two customers, an allowance of $28,629 has been established. The Company intends to continue to pursue collection efforts until such time that management has deemed collection efforts as futile based on ongoing cost versus benefit. The note, the interest and the related allowance was written off during the fiscal year ended March 31, 2005.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:

	March 31,
	2006	2005
6% Convertible Term Note, due in monthly principal payments of $151,515.15 July 1, 2004, interest due monthly beginning on March 1, 2004, net of the debt discount for warrants issued of $0 and $563,014 as of March 31, 2006 and 2005.	$—	$3,376,381
5% Three year note, due in annual principle and interest payments; principle payments of $833,333 are due each August 2006-2008	2,500,000	—
Other	183,456	—

	$2,683,456	$3,376,381
Less current maturities	(1,016,789)	(1,818,812)

	$1,666,667	$1,557,569

The $2,683,456 of total debt outstanding as of March 31, 2006, $183,456 related to corporate and $2,500,000 relates to pharmaceutical. During August 2005, the Company finalized its agreement with an unrelated third party to purchase 51% of American Antibiotics LLC (See note 12) and entered into a three-year 6% note payable in $833,333 annual installments after the initial $500,000 down payment. The $3,376,381 of total debt outstanding as of March 31, 2005 relates to corporate. On January 30, 2004, the Company entered into a Securities Purchase Agreement with a Master Fund under which we borrowed $5,000,000 principal in accordance with a 6% Secured Convertible Term Note due January 29, 2007 together with warrants issued to purchase a total of 150,000 shares of common stock; 75,000 warrants are at a price equal to $7.34, 50,000 warrants are at a price equal to $7.98 and 25,000 warrants at a price equal to $8.62. In accordance with the provisions of EITF 00-27, Black-Scholes valuations were performed on the 150,000 warrants resulting in a gross debt discount of $932,365 which will be amortized over the term of the debt, or 36 months, to interest expense. All warrants are exercisable until January 29, 2011. $1,206,756 of the proceeds were used to immediately payoff the Company’s outstanding credit lines and a term note payable with another bank. The conversion price of the 6% Secured Convertible Term Note is $6.25 per share. The principal and the interest can be paid in cash or in common stock at the Company’s option. A 1% surcharge will be assessed to the Company if the principal is paid in cash. If the interest of the principal is paid with the Company’s common stock, the value of the common stock will be determined based on the volume weighted average price (VWAP) of the common stock for the ten trading days immediately preceeding the due date. On February 1, 2006, the Company satisfied the $2,424,424 balance together with any and all additional fees outstanding by issuing 530,469 shares of the Company’s $.01 par value stock.

At March 31, 2006, aggregate maturities of long-term obligations are as follows:

Year ending March 31,
2007	$1,016,789
2008	833,333
2009	833,334
2010	—
2011	—
Thereafter	—

$2,683,456

NOTE 12-AMERICAN ANTIBIOTICS LLC

On August 12, 2005, the Company, through American Antibiotics LLC, a newly-formed subsidiary which is 51% owned by the Company, acquired substantially all of the assets of Consolidated Pharmaceutical Group, Inc., an antibiotic manufacturer located in Baltimore, Maryland. The acquisition was made through American Antibiotics LLC, a newly formed Florida limited liability company. GeoPharma has a 51% controlling interest in American Antibiotics LLC in exchange for $3,000,000. In accordance with the Purchase Agreement, the $3,000,000 note was immediately reduced based on a $500,000

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cash down payment with the balance due of $2,500,000 note amortized over three years at 5% interest with principal and interest serviced annually. In addition, the manufacturing facility located Baltimore, Maryland remains rent free for the longer of twelve months or until the Sellers have brought the Facility to current FDA and cGMP standards.

American Antibiotics began with five ANDAs in 10 dosage forms; Amoxicillin 250mg and 500mg oral capsule, Amoxicillin 125mg / 5ml and 250mg / 5ml suspensions, Ampicillin 250mg and 500mg oral capsule, Ampicillin 125mg / 5ml and 250mg / 5ml suspensions, and Penicillin V. Potassium 125mg / 5ml and 250mg / 5ml suspension.

NOTE 13—RELATED PARTY TRANSACTIONS

The Company has entered into transactions and business relationships with certain of our officers, directors and principal stockholders or their affiliates.

Revenues: For the fiscal years ended March 31, 2006 and 2005, manufacturing revenues of approximately $172,901 and $414,073 respectively, were recorded from sales by the Company to subsidiaries or joint ventures of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the fiscal years ended March 31, 2006 and 2005, revenues of $673,544 and $348,156 respectively, were recorded from sales by the Company to Vertical Health Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder.

For the fiscal years ended March 31, 2006 and 2005, distribution revenues of approximately $0 and 22,176, respectively, were recorded from sales by the Company to subsidiaries or joint ventures of Dynamic Health Products.

For the fiscal years ended March 31, 2006 and 2005, pharmacy benefit management revenues of approximately $16,587,701 and $11,437,659, respectively, were recorded from sales by the Company to CarePlus Health Plan, an affiliate of the Company’s former board member Mssr. Zappala. Our wholly-owned subsidiary, Go2PBMServices, Inc., derives 100% of its revenues from this contract.

Trade Accounts Receivable/ Trade Accounts Payable—Amounts due to affiliates and amounts due from affiliates represent balances owed by or amounts owed to the Company for sales occurring in the normal course of business. Amounts due to and amounts due from these affiliates are in the nature of trade payables or receivables and fluctuate based on sales volume and payments received.

As of March 31, 2006 and 2005, for the manufacturing segment, $25,888 and $51,460 was due from subsidiaries of Dynamic Health Products and $140,038 and $57,363 was due from Vertical Health, Inc.

As of March 31, 2006 and 2005, for the pharmacy benefit management segment, $995,452 and $743,801 was due from CarePlus Health.

Lease / Debt Obligations—For each of the years ended March 31, 2006 and 2005, rent expense of $0 and $128,529 was paid to Dynamic Health Products, Inc. Monthly rents were approximately $18,333 per month. The Company and Dynamic were parties to a ten-year, triple net operating lease that would have expired in the year 2009; however, on October 28, 2004 the Company purchased this leased facility for the independent appraised value of $1,925,000.

NOTE 14—INCOME TAXES

Income taxes for the years ended March 31, 2006 and 2005 differ from the amounts computed by applying the effective income tax rates to income before income taxes as a result of the following:

	March 31,	March 31,
	2006	2005
Computed tax expense at the statutory rate (37.63%)	$860,700	$(407,800)
Increase (decrease) in taxes resulting from:
Effect of permanent differences:
Permanent differences	$388,000	111,000
Other adjustments for permanent differences	82,100	(155,098)
Valuation allowance	(250,000)	250,000

Income tax (benefit) expense	$1,080,800	$(201,898)

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences that give rise to deferred tax assets and liabilities are as follows:

	March 31,	March 31,
	2006	2005
Deferred tax assets:
Bad debts	$4,600	$52,300
Inventories	61,600	13,200
Accrued vacation	23,000	23,100
Deposits	69,900	42,000
Research credit carryforward	—	85,000
Net operating loss carryforwards	—	518,500

	$159,100	$734,100
Valuation Allowance	—	(250,000)

Deferred tax asset	159,100	$484,100

Deferred tax liabilities:
Fixed asset basis differences	(348,800)	$(403,200)
Amortization	(55,100)	(42,900)

	(403,900)	$(446,100)

Net deferred tax asset (liability) recorded	$(244,800	$38,000

At March 31, 2006 and 2005, the Company has a tax net operating loss carryforward of approximately $-0- and $1,200,000 to offset future taxable income. In addition, the Company has research and development credit carryforwards of approximately $0 and $85,000 to offset future tax liability. The tax net operating loss and research and development credit carryforwards begin to expire in 2021.

NOTE 15—SHAREHOLDERS’ EQUITY

Common Stock

As of March 31, 2006 and 2005, the number of shares of $.01 par value Common Stock outstanding was 10,051,775 and 9,181,481 before treasury shares of 189,617 and 483,020 for the same periods. The increase in common shares outstanding is a direct result of stock option exercises, payment of preferred stock dividends, payment of convertible debt principle and interest, and employee stock awards. During June 2005, the Company’s management was awarded a total of 130,000 restricted, three-year vesting shares from the treasury shares held by the Company and as a direct result of such grant, recorded a non-cash deferred compensation expense of approximately $92,820 included within other assets and has amortized $23,000 to selling, general and administrative expenses.

During the fiscal year ended March 31, 2006, 1,161,000 employee, officer and nonemployee stock options were granted with 332,286 employee, officer and nonemployee stock options exercised. During the fiscal year ended March 31, 2005, 1,110,000 employee, officer and nonemployee stock options were granted with 264,566 employee, officer and nonemployee stock options exercised.

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

Preferred Stock

On February 10, 2004, we entered into a Securities Purchase Agreement with a Master Fund under which we issued 5,000,000 shares of, 6% Series A Convertible Preferred Stock of one of our wholly owned subsidiaries, Belcher Capital Corporation together with warrants to purchase 150,000 shares of the company’s common stock for $5,000,000; 75,000 warrants are at a price equal to $7.25, 50,000 warrants are at a price equal to $7.88 and 25,000 warrants at a price of $8.51. All of the warrants are exercisable until February 10, 2011. The 6% Series A Convertible Preferred Stock is convertible into the Company’s common stock. The conversion price of the preferred stock is $6.25 per share. The series A convertible preferred stock has a liquidation value of $1 per share. During December 2004, the holders of the series A convertible preferred stock converted all preferred shares outstanding in exchange for 800,000 shares of the Company’s common stock. No warrants were exercised during the fiscal year ended March 31, 2006 or 2005.

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

During February 2006, the Company fully satisfied its approximate $2.424 million debt outstanding by issuing 530,469 common shares and simultaneously wrote off to interest expense the $300,000 unamortized debt discount.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Warrants	Outstanding		Warrants	Exercisable
Range of Exercise Prices	Number Outstanding 03/31/06	Weighted Average Remaining Contractual Life (years)	Weighted Average Price 03/31/06	Options exercisable at March 31, 2005	Weighted Average Exercise Prices
$6.29-$8.62	562,500	7	$7.19	562,500	$7.19

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

The Non-Employee Plan

The Non-Employee Plan originally provided for the grant of nonqualified stock options to purchase up to 500,000 shares of Common Stock to members of the Board of Directors who are not employees of the Company. On May 18, 2004, the shareholders approved the amendment to the Plan increasing the total shares to 1,000,000. On the date on which a new non-employee director is first elected or appointed, he will automatically be granted options to purchase 25,000 shares of Common Stock for each year of his initial term. All options have an exercise price equal to the fair market value of the Common Stock on the date of grant. The options vest over a three-year vesting schedule with the first year’s vesting period ending one year from date of grant. 300,000 of the 530,000 non employee options granted during the fiscal year ended March 31, 2004 qualified for valuation using Black-Scholes and the Company recorded a gross deferred asset of $155,000 to which approximately $40,000 and $66,000 was amortized to compensation expense for the years ended March 31, 2006 and 2005. This valuation and related expense was required under SFAS 123 treatment for nonemployee consultants. The following summarizes the non-employee common stock options outstanding as of March 31, 2006 and 2005:

	2006		2005
Non-Employee Stock Options	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	866,665	$4.31	729,531	$3.06
Granted	650,000	$5.28	460,000	$5.28
Exercised	(98,168)	$(2.97)	(220,866)	$(2.97)
Forfeited	—	$(2.64)	(102,000)	$(2.64)

Outstanding, end of year	1,418,497	$4.31	866,665	$4.31

Options vested, end of year	338,499	$1.52	134,332	$1.52

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Employee Plan

The following table summarizes information about the employee stock option activity for the years ended March 31, 2006 and 2005:

	2006		2005
Employee Stock Options	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	633,200	$1.71	507,219	$1.71
Granted	150,000	$4.55	200,000	$4.55
Exercised	(101,783)	$(0.85)	(39,300)	$(0.85)
(Forfeited)/ transferred in	(33,000)	$(1.59)	(34,719)	$(1.59)

Outstanding, end of year	648,417	$2.46	633,200	$2.46

Options vested, end of year	371,417	$1.57	351,134	$1.57

During the year March 31, 2006, the Company granted 150,000 shares as a hiring incentive based on the January 3, 2006 closing price the date the employee accepted.

During the fiscal year ended March 31, 2005, September 1, 2004, the board of directors approved the granting of 200,000 options to be allocated amongst the Company’s employees of record as of that date. The exercise price of the options is $4.55 based on the closing price, the day of the grant. Grants were allocated based on years if service and salary.

	2006		2005
Officer Stock Options	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	769,933	$1.71	323,333	$1.62
Granted	375,000	$4.55	450,000	$4.55
Exercised	—	$(0.85)	(3,400)	$(0.85)
Forfeited or transferred	—	—	—	—

Outstanding, end of year	1,144,933	$1.71	769,933	$1.71

Options vested, end of year	469,933	$1.41	319,933	$1.41

On June 7, 2005, the board approved the grant of 375,000 to the officers of the Company. The exercise price was $1.95 which was the closing price on the date of the grant.

On September 1, 2004, the board of directors approved the granting a total of 450,000 to be allocated to each of the Company’s officers of record as of that date. The exercise price was $4.55 per share based on the closing price on the date of grant.

Employee Stock Options

The weighted-average fair value of options granted for the years ending March 31, 2006 and 2005 was $3.35 and $4.36. The estimated fair value for the above options was determined using the Black-Scholes method with the following weighted-average assumptions used for grants in 2006 and 2005 were as follows:

	2006	2005
Dividend Yield	0.00%	0.00%
Option Term	10 years	10 years
Expected volatility	122.39%	122.39%
Risk-free interest rate	4.13%	4.13%

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Officers’ Stock Options

The weighted-average fair value of options granted for the years ending March 31, 2006 and 2005 was $4.68. The estimated fair value for the above options was determined using the Black-Scholes method with the following weighted-average assumptions used for grants in 2006 and 2005:

	2006	2005
Dividend Yield	0.00%	0.00%
Option Term	10 years	10 years
Expected volatility	120.92%	120.92%
Risk-free interest rate	4.62%	4.62%

The Company has adopted only the disclosure provision of SFAS No. 123, as it related to employee awards. APB No. 25 is applied in accounting for the plan. Accordingly, no compensation expense is recognized related to the employee and nonemployee director stock based compensation plans although, $66,000 and $51,000 compensation expense has been included in the results from operations for the fiscal year ended March 31, 2006 and 2005 for nonemployee consultants granted stock options under the Company’s nonemployee stock option plan. The pro forma net earnings (loss) per common share, if the Company had elected to account for its employee and nonemployee director plan consistent with the methodology prescribed by SFAS No. 123, are shown in the following:

	2006	2005
Net income (loss):
As reported	$1,489,197	$(1,403,454)

Pro forma	$439,480	$(2,721,616)

Net income per common share:
Basic income (loss) per share:
As reported	$0.17	$(0.17)

Pro forma	$0.00	$(0.34)

Diluted income (loss) per share:
As reported	$0.14	$(0.17)

Pro forma	$(0.03)	$(0.34)

	Options	Outstanding		Options	Exercisable
Range of Exercise Prices	Number Outstanding 03/31/06	Weighted Average Remaining Contractual Life (years)	Weighted Average Price 03/31/06	Options exercisable at March 31, 2006	Weighted Average Exercise Prices
$0.80 - $2.00	1,884,814	5	$1.36	859,814	$1.38
$2.99 - $4.55	1,067,000	8	$4.54	203,519
$5.00 - $6.44	260,000	8	$6.19

$0.80 - $6.44	3,211,814	8	$3.17

	Options	Outstanding		Options	Exercisable
Range of Exercise Prices	Number Outstanding 03/31/05	Weighted Average Remaining Contractual Life (years)	Weighted Average Price 03/31/05	Options exercisable at March 31, 2005	Weighted Average Exercise Prices
$0.80 - $2.00	1,099,798	6.28	$1.36	805,399	$1.38
$2.99 - $4.55	930,000	9.00	$4.54
$5.00 - $6.44	240,000	9.00	$6.19

$0.80 - $6.44	2,269,798	9.09	$3.17	805,399	$1.38

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating leases for facilities and certain machinery and equipment that expire at various dates through 2009. Certain leases provide an option to extend the lease term. Certain leases provide for payment by the Company of any increases in property taxes, insurance, and common area maintenance over a base amount and others provide for payment of all property taxes and insurance by the Company. Future minimum lease payments, by year and in aggregate under non-cancelable operating leases, consist of the following at March 31, 2006:

Year ending March 31,
2007	$386,481
2008	386,481
2009	386,481
2010	386,481
2011	386,481
Thereafter	772,962

$2,705,367

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The company received a letter dated April 11, 2005 addressed to its Board of Directors, constituting a shareholder demand pursuant to Florida Statute Sec. 607.07401 from a San Diego law firm representing an alleged shareholder of GeoPharma, Inc. Such letter demanded that the company commence legal proceedings against each Board member and each officer of the company for alleged breaches of fiduciary duty arising out of and/or evidenced by the same actions and circumstances involved in the class action referred to above. At its Board meeting of June 7, 2005, the Board of Directors appointed a committee of independent directors to investigate the allegations outlined in such letter and as such, the investigation is currently underway. On December 29, 2005, Imelda Hoeft, derivatively on behalf of the Company, instituted an action in the Circuit Court of the 6th Judicial Circuit in and for Pinellas County, Florida against the Company and all the Company’s officers and directors asserting claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The action sought unspecified damages and other relief. On April 21, 2006, plaintiff agreed to dismiss the action, and filed with the Court a Notice of Voluntary Dismissal without Prejudice.

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

Employment Agreements

Effective April 1, 2004, the Company renegotiated and renewed executive management’s three year employment agreements with the Chief Executive Officer, the President and the Vice President/Chief Financial Officer at annual salaries of $200,000, $160,000 and $150,000 plus benefits respectively.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Directors’ Compensation

The Company pays directors fees of $2,500 each per quarter. In addition, each non-employee director receives options to purchase shares of common stock for each year completed of the director’s term and is eligible for a restricted stock award. See further consideration within Note 14 above.

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