Form 10-Q
period 2006-06-30
GeoPharma, Inc.
filed 2006-08-14
CIK 1098315

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of July 24, 2006 was 10,103,641.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2006	March 31, 2006
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$482,042	$1,206,017
Certificate of deposit	438,726	433,273
Accounts receivable, net	8,875,192	7,465,025
Accounts receivable, other	517,835	634,684
Inventories, net	4,955,210	5,767,056
Prepaid expenses and other current assets	1,805,887	1,324,339
Due from affiliates	794,322	1,162,416

Total current assets	$17,869,214	$17,992,810

Property, plant, leaseholds and equipment, net	8,955,658	8,024,651

Goodwill, net	728,896	728,896
Intangible assets, net	4,356,213	4,384,842
Media credits, net	799,748	799,748
Other assets, net	193,704	166,194

Total assets	$32,903,433	$32,097,141

See accompanying notes to condensed consolidated financial statements

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2006	March 31, 2006
	(Unaudited)	(Audited)
Current liabilities:
Accounts payable	$4,560,802	$4,882,107
Current portion of long-term obligations	1,634,817	1,016,789
Accrued expenses, other liabilities and related party obligations	3,835,987	3,711,153

Total current liabilities	$10,031,606	$9,610,049
Long-term obligations, less current portion	1,666,667	1,666,667

Total liabilities	$11,698,273	$11,276,716

Commitments and contingencies

Minority interest	(348,294)	(582,610)

Shareholders’ equity:
6% convertible preferred stock, Series B, $.01 par value (5,000 shares authorized, 5,000 shares issued and outstanding (liquidation preference $5,000,000)	50	50
Common stock, $.01 par value; 24,000,000 shares authorized; 10,103,641 and 10,051,775 shares issued and outstanding	101,036	100,518
Treasury stock (189,617 and 189,617 common shares, $.01 par value)	(1,896)	(1,896)
Additional paid-in capital	47,148,024	46,593,630
Retained earnings (deficit)	(25,693,760)	(25,289,267)

Total shareholders’ equity	$21,553,454	$21,403,035

Total liabilities and shareholders’ equity	$32,903,433	$32,097,141

See accompanying notes to condensed consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2006	2005
	(unaudited)	(unaudited)
Revenues:
PBM (a related party activity)	$4,877,782	$4,123,811
Distribution	2,946,727	3,648,431
Manufacturing	6,358,373	3,982,312
Pharmaceutical	213,485	16,192

Total revenues	$14,396,367	$11,770,746
Cost of goods sold:
PBM	$4,838,454	$4,095,067
Distribution	1,187,428	2,083,006
Manufacturing (excluding depreciation presented below)	4,522,629	2,298,773
Pharmaceutical	375,617	8,602

Total cost of goods sold	$10,924,128	$8,485,448

Gross profit:
PBM	$39,335	$28,744
Distribution	1,759,299	1,565,425
Manufacturing	1,835,744	1,683,539
Pharmaceutical	(162,132)	7,590

Total gross profit	$3,472,239	$3,285,298
Selling, general and administrative expenses:
Selling, general and administrative expenses	$2,609,526	$2,453,465
Stock option compensation expense	431,165	—
Depreciation and amortization	236,062	161,635

Operating income (loss) before other income and expense	$195,486	$670,198
Other income (expense), net:
Other income, net	36,292	56,500
Interest expense, net	(6,172)	(63,752)

Total other income (expense), net	$30,120	$(7,252)

Income before income taxes	$225,606	$662,946
Minority interest (benefit)	(348,294)	—
Income tax expense (benefit)	304,000	72,000

Net income	$269,900	$590,946
Preferred stock dividends	75,000	75,000

Net income available to common shareholders	$194,900	$515,946

Basic income per share	$0.02	$0.06

Basic weighted average number of common shares outstanding	9,868,409	8,746,145

Diluted income per share	$0.02	$0.05

Diluted weighted average number of common shares outstanding	13,291,580	12,581,495

See accompanying notes to condensed consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$269,900	$590,946
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	236,062	172,831
Accrued interest income	(5,453)	—
Stock option compensation expense	431,165	—
Amortization of debt discount to interest expense	—	73,708
Change in net deferred taxes	304,000	72,000
Changes in operating assets and liabilities:
Accounts receivable, net	(1,410,167)	(1,186,050)
Accounts receivable, other	116,849	(101,113)
Inventory, net	811,846	(1,024,749)
Prepaid expenses and other current assets	(481,544)	(46,035)
Other assets	(19,102)	(71,685)
Accounts payable	(321,305)	1,502,226
Accrued expenses	(179,164)	441,140
Due from affiliates, net	368,094	73,652

Net cash provided by (used in) operating activities	$121,181	$496,871

Cash flows from investing activities:
Purchases of property, leaseholds and equipment	$(1,824,726)	$(543,575)
Minority interest	234,316	—

Net cash used in investing activities	$(1,590,410)	$(543,575)

Cash flows from financing activities:
Payments of long-term obligations	$(131,972)	$(550,227)
Proceeds from issuance long-term obligations	750,000	—
Proceeds from stock option exercise	127,237	850

Net cash provided by (used in) financing activities	$745,265	$(549,377)

Net increase (decrease) in cash	(723,975)	(596,081)
Cash at beginning of period	1,206,017	6,433,011

Cash at end of period	$482,042	$5,836,930

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$13,389	$51,900

Cash paid during the period for income taxes	$140,000	$—

	Three months ended June 30, 2006	Three months ended June 30, 2005
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of common stock issued to pay preferred stock dividend	$75,000	$75,000

See accompanying notes to condensed consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

(UNAUDITED)

NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form-10KSB as of and for the years ended March 31, 2006 and 2005 as filed with the Securities and Exchange Commission on June 29, 2006.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

The condensed consolidated financial statements as of June 30, and March 31, 2006 and for the three months ended June 30, 2006 and 2005 include the accounts of GeoPharma, Inc. (the “Company”), (“GeoPharma”), which is continuing to do manufacturing business as Innovative Health Products, Inc. (“Innovative”), and its Florida wholly-owned subsidiaries Breakthrough Engineered Nutrition, Inc. (“Breakthrough”), Belcher Pharmaceuticals, Inc., (“Belcher”), Breakthrough Marketing Inc., (“B-Marketing”), IHP Marketing, Inc., (“IHP-Marketing”), and Go2PBM Services, Inc. (“PBM”) and its Delaware wholly-owned subsidiary, Belcher Capital Corporation, (“Belcher Capital”). Effective August 2005, the Company has a 51% controlling interest in our new Florida-incorporated subsidiary, American Antibiotics, LLC ( “American”), which is accounted for given the consideration of the 49% minority interest. All transactions relating to significant intercompany balances and transactions have been eliminated in consolidation.

b. Industry Segment

In accordance with the provisions of Statement of Financial Accounting Standards No. 131, (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker related to the allocation of resources and in the resulting assessment of the segment’s overall performance. As of June 30, 2006 and March 31, 2006, the Company had four industry segments in addition to corporate: manufacturing, distribution, pharmacy benefit management and pharmaceutical. The $32,903,429 of total assets as of June 30, 2006 were comprised of $1,207,786 attributable to corporate, $11,166,983 attributable to manufacturing, $6,100,722 attributable to distribution, $734,241 attributable to pharmacy benefit management and $13,693,697 attributable to pharmaceutical. The $32,097,141 of total assets as of March 31, 2006 were comprised of $1,367,236 attributable to corporate, $10,735,828 attributable to manufacturing, $6,540,047 attributable to distribution, $1,496,380 attributable to pharmacy benefit management and $11,957,650 attributable to pharmaceutical

c. Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

d. Inventories

Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out method (“FIFO”).

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

For the three months ended June 30, 2006 and 2005, amortization expense associated with goodwill was $0. The unamortized balance of goodwill at June 30, and March 31, 2006 was $728,896 with the unamortized balance of intellectual property for the same periods was $228,305. No impairment loss was required to be recorded.

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

i. Earnings (Loss) Per Common Share

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and preferred stock warrants, officer, employee and nonemployee stock options that are considered potentially dilutive are included in the fully diluted share calculation at June 30, 2006 and 2005. The reconciliation between basic and fully diluted shares are as follows:

	For the Three Months Ended
	June 30, 2006	June 30, 2005
Net income per share – basic:
Net income	$194,900	$515,946
Weighted average shares – basic	9,868,409	8,746,145
Net income per share – basic	$0.02	$0.06
Net income per share – diluted:
Net income	$194,900	$515,946
Preferred stock dividend	75,000	75,000

	$269,900	$590,946
Weighted average shares – basic	9,868,409	8,746,145
Effect of convertible instruments prior to conversion	—	833,333
Effect of warrants prior to conversion	562,500	562,500
Effect of stock options	2,033,589	2,439,517

Weighted average shares-diluted	13,291,580	12,581,495
Net income per share – diluted	$0.02	$0.05

j. Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, requires management to make estimates, assumptions and apply certain critical accounting policies that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at June 30, 2006 and March 31, 2006, as well as the reported amounts of revenues and expenses for the three months ended June 30, 2006 and 2005. Estimates and assumptions used in our financial statements are based on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions also require the application of certain accounting policies, many of which require estimates and assumptions about future events and their effect on amounts reported in the financial statements and related notes. We periodically review our accounting policies and estimates and makes adjustments when facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on our financial condition, results of operations and cash flows.

k. Concentration of Credit Risk

Concentrations of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable, net at June 30, 2006. Five customers, Spectrum Group with 21.7%, General Nutrition Distribution with 21.7%, NutraCea with 15.9%, Direct Marketing with 8.8%, Rite Aid Corporation with 7.4% of the total of trade accounts receivable. As of March 31, 2006, four customers, General Nutrition Distribution with 31.4%, Spectrum Group with 21.4%, NutraCea with 10% and Rite Aid Corporation with 7.9% of the total of trade accounts receivable.

For the three months ended June 30, 2006, four customers individually exceeded 5% of our total consolidated revenues which included General Nutrition Distribution for 13.3%, 13.1% for Spectrum Group, 10.1% for NutraCea and 33.9% for CarePlus Health, a related party, in relation to total consolidated revenues and for the three months ended June 30, 2005, two customers, Spectrum Group and CarePlus, a related party, accounted for 14.7% and 35% in relation to total consolidated revenues.

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

m. Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $184,948 and $649,829 for the three months ended June 30, 2006 and 2005, respectively.

n. Research and Development Costs

Costs incurred to develop our generic pharmaceutical products are expensed as incurred and charged to research and development (“R&D”). R&D expensed for the three months ended June 30, 2006 and 2005 were $266,531 and $97,002, respectively.

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

Long-term Obligations: The fair value of the Company’s fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At June 30 and March 31, 2006, the fair value of the Company’s long-term obligations approximated its carrying value.

Credit Lines Payable: The carrying amount of the Company’s credit lines payable approximates fair market value since the interest rate on these instruments corresponds to market interest rates.

p. Stock-Based Compensation

Effective April 1, 2006, the Company was required to adopt Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment” (“SFAS 123R”) which replaces SFAS 123 and SFAS 148, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the cost relating to share-based payment transactions in which an entity exchanges its equity instruments for goods and services from either employees or non-employees be recognized in the financial statements as the goods are received or when the services are rendered. That cost will be measured based on the fair value of the equity instrument issued. We will no longer be permitted to follow the previously-followed intrinsic value accounting method that APB No. 25 allowed which resulted in no expense being recorded for stock option grants where the exercise price was equal to or greater than the fair market value of the underlying stock on the date of grant and further permitted disclosure-only proforma compensation expense effects on net income.

SFAS 123R now applies to all of our existing outstanding unvested share-based payment stock option awards as well as any and all future awards. We have elected to use the modified prospective transition as opposed to the modified retrospective transition method such that financial statements prior to adoption remain unchanged. The Black-Scholes model will continue to be the Company’s method of compensation expense valuation as was used by the Company previously in the proforma disclosures. See further consideration in Footnote 6.

q. Accounting for Financial Instruments

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

In June 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-04, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Under EITF 05-04, liquidated damages clauses may qualify as freestanding financial instruments for treatment as a derivative liability. Furthermore, EITF 05-04 addresses the question of whether a registration rights agreement should be combined as a unit with the underlying financial instruments and be evaluated as a single instrument. EITF 05-04 does not reach a consensus on this question and allows for treatment as a combined unit (Views A and B) as well as separate freestanding financial instruments (View C). On September 15, 2005, the FASB staff postponed further discussion of EITF 05-04. As of March 31, 2006, the

FASB has still not rescheduled EITF 05-04 for discussion. In conjunction with our issuance of convertible debentures, preferred stock Series A and B, and the related warrants and registration rights, we adopted View C of EITF 05-04. Accordingly, the registration rights agreements, preferred stock Series A and B, the warrants associated with the convertible debentures, convertible preferred stock the debentures themselves, as well as certain features of the debentures convertible preferred stock were evaluated as stand alone financial instruments. This treatment resulted in classification of the warrants and certain features of the debentures and preferred stock as equity while the registration rights agreements were treated as derivative liabilities. Derivative liability treatment requires adjusting the carrying value of the instrument to its fair value at each balance sheet date and recognizes any change since the prior balance sheet date as a component of other income/(expense). The recorded value of such derivative liabilities can fluctuate significantly based on fluctuations of the market value of the underlying securities of the Company, as well as on the volatility of the Company’s stock price during the term used for observation and the term remaining for the underlying financial instruments. We believe that should the FASB staff reach a consensus on EITF 05-04 and select combined unit treatment (View A or B), the debt features of the debentures convertible and associated warrants previously classified as equity will have to be evaluated as a combined unit with the registration rights agreements. This combination will result in these instruments being treated as derivative liabilities requiring periodic reevaluation of fair value with potentially significant fluctuation in fair value from period to period. Accordingly, this consensus could have a significant effect on our financial statements. The Company entered into registration rights agreements with regard to the January 29, 2004 convertible debt financing on January 29, 2004, and with regard to the February 10, 2004 convertible preferred stock Series A financing on February 10, 2004 and with regard to the March 5, 2004 convertible stock Series B on March 5, 2004.Pursuant to all of the registration rights agreements, we agreed to file a resale registration statement covering the resale of the shares issuable to the investors upon the exercise of their warrants and conversion of their debentures and preferred stock by February 29, 2004, March 10, 2004 and April 5, 2004 respectively. At inception, the registration rights agreements required us to pay monthly liquidated damages if a registration statement was not declared effective on or prior to April 29, 2004, May 10, 2004 and September 5, 2004 respectively or after declared effective if the registration statements cease for any reason to remain continuously effective as to all registrable securities for which it is required to be effective or the investors are not permitted to utilize the prospectus therein to resell such registrable securities for 20 consecutive calendar days but no more than an aggregate of 30 calendar days during any 12 month period. The amount of monthly liquidating damages equals 1%, 1% and 2% respectively of the aggregate purchase price paid by the investors for any registrable securities held by the investors. Any late payment beyond seven days is subject to interest at an annual rate of 18%. We evaluated the liquidated damages feature of the registration rights agreements in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). The liquidated damages qualify as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be recorded as derivative financial instruments. Further, in accordance with EITF 05-04, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, we also evaluated whether the registration rights agreements, the senior and convertible debentures, and convertible preferred stock Series A and B and associated warrants should be combined into and accounted for as a single unit or accounted for as separate financial agreements. In considering the appropriate treatment of these instruments, we observed that although entered into contemporaneously, the agreements are nevertheless separate legal agreements. Payment of the liquidated damages penalty under the registration rights agreements does not alter the investor’s rights under either the warrant or debenture agreements. The debentures, preferred stock and warrants have values which are based on their interest rate and the relation between their conversion price or exercise price and the value of our common stock. This value is independent of any payment for liquidated damages under the registration rights agreements, which is based on how long the shares are unregistered. The various agreements do not relate to the same risk. The risk inherent in the debentures relates to our ability to repay these instruments as and when they come due or to the extent converted into common stock, to the price of our common stock. The warrants similarly bear risk related to the value of our common stock. The liquidated damages penalty under the registration rights agreements relates to the risk of the Company filing a registration statement and whether it will be declared effective. In light of the above facts and circumstances and accordance with guidance in EITF 05-4, View C, we evaluated and treated the registration rights agreements, convertible debentures, preferred stock and associated warrants as separate free standing agreements. Upon execution, the registration rights agreements had no initial fair value. In subsequent periods, the carrying value of the derivative financial instrument related to the registration rights agreements will be adjusted to its fair value at each balance sheet date and any change since the prior balance sheet date will be recognized as a component of other income/(expense). The estimated fair value of the registration rights agreements was determined using the discounted value of the expected future cash flows. The Company filed its registration statement with regard to the Series A and B preferred stock, the convertible debt and debentures on April 2, 2004 and it was declared effective on April 23, 2004. Therefore, the Company has met the registration requirements and will continue to do so in the future. Should an event occur to cause the registration to not be effective, we believe the holders of the debentures and preferred stock (Series A and B) will waive the liquidated damages required under the registration rights agreements. As a result, at March 31, 2004 and at all subsequent periods we assigned no value to the potential liquidating damages. EITF 05-04 offers multiple views on the question of whether a registration rights agreements should be combined as a unit with the underlying financial instruments and be evaluated as a single instrument. EITF 05-04 does not reach a consensus on this question and allows for treatment as a combined unit (Views A and B) as well as separate freestanding financial instruments (View C). On September 15, 2005, the FASB staff postponed further discussion of EITF 05-04. In conjunction with our issuance of convertible debentures, preferred stock Series A and B, and the related warrants and registration rights, we adopted View C of EITF 05-04. Accordingly, the registration rights agreements, the warrants associated with the convertible debentures, preferred stock Series A and B, the debentures themselves, as well as certain features of the debentures and preferred stock were evaluated as stand alone financial instruments. This treatment resulted in classification of the warrants and certain features of the debentures and preferred stock as equity while the registration rights agreements and other features of the debentures were treated as derivative liabilities. Derivative liability treatment requires adjusting the carrying value of the instrument to its fair value at each balance sheet date and recognizes any change since the prior balance sheet date as a component of other income/(expense). The recorded value of such derivative liabilities can fluctuate significantly based on fluctuations of the market value of our underlying securities, as well as on the volatility of our stock price during the term used for observation and the term remaining for the underlying financial instruments. We believe that should the FASB staff reach a consensus on EITF 05-04 and select combined unit treatment (View A or B), the debt features of the debentures and associated warrants previously classified as equity will have to be evaluated as a combined unit with the registration rights agreements. This combination will result in these instruments being treated as derivative liabilities requiring periodic reevaluation of fair value with potentially significant fluctuation in fair value from period to period. Accordingly, this consensus could have a significant effect on our financial statements.

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

The warrants meet test 1 since they are settleable in stock of the Company. They also meet test 2 under EITF 00-19 since they are not combined with the registration rights agreements as the Company has elected to treat the registration rights agreement as a standalone derivative under EITF 05-04 View C. Therefore, the warrants are classified as equity and are scoped out under paragraph 11a of FAS 133.

On December 1, 2004, the Company entered into an agreement and converted 800,000 common shares in full satisfaction of the $5,000,000 Series A 6%, convertible preferred stock outstanding.

On February 1, 2006, the Company entered into an agreement and converted 530,469 common shares in full satisfaction of the principle and interest outstanding as related to the $2,424,000 6% convertible debt.

r. Reclassifications

Certain reclassifications have been made to the financial statements for the three months ended June 30, 2005 to conform to the presentation for the three months ended June 30, 2006.

NOTE 3—ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consist of the following:

	June 30, 2006	March 31, 2006
Trade accounts receivable	$8,987,475	$7,557,309
Less allowance for uncollectible accounts	(112,283)	(92,284)

	$8,875,192	$7,465,025

As of June 30, 2006, the total accounts receivable balance of $8,987,475 includes $5,116,552 related to the Company’s manufacturing segment and $3,870,923 as related to the Company’s distribution segment. As of March 31, 2006, the total accounts receivable balance of $7,557,309 includes $3,545,079 related to the Company’s manufacturing segment and $4,012,230 related to the Company’s distribution segment.

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

NOTE 4—INVENTORIES, NET

Inventories, net, consist of the following:

	June 30, 2006	March 31, 2006
Processed raw materials and packaging	$3,720,389	$4,517,472
Work in process	369,202	318,462
Finished goods	997,480	1,094,862

	$5,087,072	$5,930,796
Less reserve for obsolescence	(131,862)	(163,740)

	$4,955,210	$5,767,056

As of June 30, 2006, the total inventory balance of $5,087,072 includes $4,162,374 related to the Company’s manufacturing segment, $517,433 related to the Company’s distribution segment and $407,265 related to the Company’s pharmaceutical segment. As of March 31, 2006, the total inventory balance of $5,930,796 includes $4,840,536 related to the Company’s manufacturing segment, $697,073 related to the Company’s distribution segment and $393,187 as related to the pharmaceutical segment.

NOTE 5—INCOME TAXES

Income taxes for the three months ended June 30, 2006 and 2005 differ from the amounts computed by applying the effective income tax rates to income before income taxes as a result of the following:

	June 30, 2006	June 30, 2005
Computed tax expense at the statutory rate (37.63%)	$216,000	$249,700
Increase (decrease) in taxes resulting from:
Effect of permanent differences:
Non deductible	5,400	10,000
Other, net	(44,300)	(37,700)
Change in valuation allowance	126,900	(150,000)

Income tax (benefit) expense	$304,000	$72,000

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences that give rise to deferred tax assets and liabilities are as follows:

Deferred tax assets:
Bad debts	$42,300	$40,600
Inventories	49,600	13,200
Accrued vacation	32,700	25,500
Deposits	47,700	56,500
Deferred rent	88,300	—
Research credit carryforward	—	85,000
Net operating loss carryforwards	—	273,900
Stock option	126,900	—

	$387,500	$494,700
Valuation allowance	(126,900)	(100,000)

Deferred tax asset	$260,600	$394,700

Deferred tax liabilities:
Fixed asset basis differences	$(347,100)	$(379,700)
Amortization	(44,300)	(49,000)

	$(391,400)	$(428,700)

Net deferred tax asset (liability) recorded	$(130,800)	$(34,000)

NOTE 6 – STOCK OPTION PLANS

Effective April 1, 2006, the Company adopted SFAS 123R, Share-based Payments, which requires the cost relating to share-based payment transactions in which an entity exchanges its equity instruments for goods and services from either employees or non-employees be recognized in the financial statements as the goods are received or when the services are rendered. That cost will be measured based on the fair value of the equity instrument issued.

SFAS 123R now applies to all of our existing outstanding unvested share-based payment stock option awards as well as any and all future awards. We have elected to use the modified prospective transition as opposed to the modified retrospective transition method such that financial statements prior to adoption remain unchanged. The Black-Scholes model will continue to be the Company’s method of compensation expense valuation as was used by the Company previously in the proforma disclosures. For the three months ended June 30, 2006, the Company recorded $431,165 compensation expense representing unvested employee and nonemployee stock options and is classified as a selling, general and administrative (“ SGA”) expense based on the implementing SFAS 123R effective April 1, 2006 as compared to the proforma-only requirement for the corresponding three month period ended June 30, 2005. The pro forma net earnings per common share, as if the Company had elected to account for its employee and nonemployee stock options consistent with the methodology prescribed by SFAS No. 123R, are shown as follows:

	For the three months ended June 30,
	2006	2005
Net income (loss):
As reported	$194,900	$515,946

Pro forma	$—	$50,239

Net income per common share:
Basic income (loss) per share:
As reported	$0.02	$0.06

Pro forma	$—	$0.01

Diluted income (loss) per share:
As reported	$0.02	$0.04

Pro forma	$—	$0.01

The estimated fair value expense of $431,165 for the unvested options was determined using the Black-Scholes method with the following weighted-average assumptions used:

	Three months ended June 30,
	2006	2005
Dividend Yield	0.00%	0.00%
Option Term	10 years	10 years
Expected volatility	122.39%	122.39%
Risk-free interest rate	4.13%	4.13%

NOTE 7-RELATED PARTY TRANSACTIONS

Revenues: For the three months ended June 30, 2006 and 2005, manufacturing revenues of approximately $28,023 and $83,469 respectively, were recorded from sales by the Company to subsidiaries of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the three months ended June 30, 2006 and 2005, manufacturing revenues of $178,617 and $184,053, respectively, were recorded from sales by the Company to VerticalHealth Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a shareholder.

For the three months ended June 30, 2005 and 2004, pharmacy benefit management revenues of $4,877,782 and $4,123,811 respectively, were recorded from sales by the Company to CarePlus Health Plan, an affiliate of the Company’s former board member Mssr. Zappala. Our wholly-owned subsidiary, Go2PBMServices, Inc., derives 100% of its revenues from this contract.

Trade Accounts Receivable/ Trade Accounts Payable—Amounts due from affiliates and amounts due to affiliates represent balances owed to or amounts owed by the Company for sales occurring in the normal course of business. Amounts due from and amounts to these affiliates are in the nature of trade receivables or payables and fluctuate based on sales volume and payments received.

As of June 30, and March 31, 2006, for the manufacturing segment, $42,028 and $25,888 was due from subsidiaries of Dynamic Health Products and $126,360 and $140,038 was due from Vertical Health, Inc.

As of June 30, and March 31, 2006, for the pharmacy benefit management segment, $625,934 and $995,452 was due from CarePlus.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for the periods indicated.

	Three Months Ended June 30,
	2006	2005
Revenues	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	75.9%	72.1%

Gross profit	24.1%	27.9%
Selling, general and administrative expenses (including depreciation and amortization)	19.7%	22.2%
Stock option compensation expense	3.0%	—
Other income (expense), net	0.2%	0.1%

Income before minority interest, income taxes and preferred dividends	1.6%	5.6%
Minority interest benefit	2.4%	—
Income tax (expense) / benefit	(2.1)%	(0.6)%
Preferred dividends	0.5%	0.6%

Net income (loss)	1.4%	4.4%

Three Months Ended June 30, 2006, Compared to the Three Months Ended June 30, 2005

Revenues. Total consolidated revenues increased approximately $2.6 million, or 22.3%, to approximately $14.4 million for the three months ended June 30, 2006, as compared to approximately $11.8 million for the three months ended June 30, 2005.

Manufacturing revenues increased approximately $2.4 million, or 59.7%, to approximately $6.4 million for the three months ended June 30, 2006, as compared to approximately $4.0 million for the corresponding period. Overall, manufacturing capacities and capabilities continue to be increased as we have added additional more advanced, higher speed production equipment. Our customer base and their relate order volumes are increasing also.

Distribution revenues decreased approximately $702,000 or 19.2% to approximately $2.9 million for the three months ended June 30, 2006, as compared to $3.6 million for the three months ended June 30, 2005. Overall, sales prices vary for all product lines dependent upon a customer’s individual as well as aggregate purchase volumes in addition to the number of distribution points of sale and advertising dollars projected to be spent. For the three months ended June 30, 2006, 4,804 cases of Hoodia Dex-L10 were sold versus 1,913 cases sold for the three months ended June 30, 2005 based on the product introduction and the transfer of the brand from an unrelated third party during February 2006. For the three months ended June 30, 2006, 126 cases of CarbSlim were sold versus 5,548 cases sold for the three months ended June 30, 2005, a 97.7% case-sale decrease. CarbSlim is comprised of ten SKUs, two sizes of: peanut butter crunch, chocolate caramel crunch, mint, peanut butter cookie dough, chocolate chip cookie dough. The Lean Protein Bites product line is comprised of four SKUs, milk chocolate, white chocolate, peanut butter and lemon. For the three months ended June 30, 2006, 37 total cases were sold as compared to the three months ended June 30, 2005, where 1,600 total cases were sold, a case-sale decline of approximately 97.7%. The decrease in both food product case sales are due to the decrease in the number of national and regional distribution points in addition to the Company has shifted its focus more towards their branded dietary supplements rather than its food product lines based on more favorable margins. The total distribution revenues for the three months ended June 30, 2006 were derived from 99.9% dietary supplement sales with only .1% of total distribution revenues being derived from consumer foods as compared to the corresponding period in 2005 whereas 89.9% of distribution revenues were derived from dietary supplement case sales with 10.1% of distribution revenues being derived from our consumer food products.

Pharmacy benefit management revenues increased 18.3% or approximately $754,000 to $4.9 million for the three months ended June 30, 2006, as compared to $4.1 million for the three months ended June 30, 2005. The increase results from the increase in overall membership and prescriptions filled in the two health plans as compared to the corresponding 2005 period. Revenue per member remained constant for both of the fiscal years.

Pharmaceutical revenues increased $197,000 to approximately $213,000 for the three months ended June 30, 2006 as compared to $16,000 in sales for this business segment for the corresponding 2005 period. The pharmaceutical business segment generated its revenues for both periods presented based solely on manufacturing sales of Belcher’s branded Levothyroxine.

Gross Profit. Total gross profit increased approximately $187,000 or 5.7%, to $3.5 million for the three months ended June 30, 2006, as compared to $3.3 million for the three months ended June 30, 2005. Total gross margins decreased to 24.1% for the three months ended June 30, 2006 from 27.9% for the three months ended June 30, 2005.

Manufacturing gross profit increased approximately $152,000, or 9%, to approximately $1.8 million for the three months ended June 30, 2006, as compared to approximately $1.7 million in the corresponding period in 2005. For the three months ended June 30, 2006 manufacturing gross margin decreased to 28.9%, from 42.3% in the corresponding period in 2005. Sales and gross profits have increased proportionately, although gross margins have decreased due to higher costs due to increases in freight charges due to increased fuel costs, increases in resin and plastic-based packaging component costs as well as increased labor costs. Current increases in this type of labor-based direct overhead costs are in line with the Company’s planned improvements surrounding enhanced standard operating and manufacturing procedures in all its manufacturing plants. The Company expects that these improvements will continue to increase the Company’s visibility in the marketplaces that the Company competes in for new and expanded business for the upcoming fiscal year.

Distribution gross profits increased 12.4% or approximately $194,000 to approximately $1.8 million for the three months ended June 30, 2006, as compared to approximately $1.6 million for the three months ended June 30, 2005, with distribution gross margins increasing to 59.7% for the three months ended June 30, 2006 as compared to 42.9% for the three months ended June 30, 2005. Gross profits and gross margins improved based on a change in the sales mix from food products to branded dietary supplements which have a higher per unit sales prices and higher gross margins.

Pharmacy Benefit Management gross profit increased approximately $11,000 or 36.8% to approximately $39,000 for the three months ended June 30, 2006, as compared to approximately $29,000 for the three months ended June 30, 2005. Pharmacy benefit management gross margin was 0.8% for the three months ended June 30, 2006 as compared to 0.7% for the three months ended June 30, 2005. Gross profit and margins remain constant based on continued industry pressure on controlling per member and per claim revenues as they continue to decline coupled with growing membership, rising number of claims in addition to the rising prescription costs.

Pharmaceutical gross profits decreased $170,000 to a deficit of $(162,000) for the three months ended June 30, 2006 as compared to approximately $8,000 in gross profits for this business segment for the three months ended June 30, 2005. Pharmaceutical gross margins were at a deficit of (76.0)% for the three months ended June 30, 2006 as compared to 55.0% for the three months ended June 30, 2005. This was based primarily on the Beta-Lactam facility located in Baltimore, Maryland that has no revenue stream but has costs associated with product development and production and laboratory direct labor costs. The Baltimore facility incurred $268,000 of costs with no revenue offset. The facility expects to derive revenues from their Beta-Lactams during the third quarter ended December 31, 2006. The Belcher facility gross profit, excluding the Baltimore facility, derived $106,000 in gross profits and gross margins of 50%.

Selling, General and Administrative Expenses. Selling, general and administrative (“SGA”) expenses consist of advertising and promotional expenses; insurance costs, research and development costs associated with the generic drug segment, personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; stock option compensation expense and depreciation and amortization expenses. Selling, general and administrative expenses, inclusive of stock option compensation expense, depreciation and amortization, increased approximately $662,000, or 25.3%, to approximately $3.3 million for the three months ended June 30, 2006, as compared to approximately $2.6 million in the corresponding 2005 period. Approximately $430,000 of the $662,000 increase was directly attributable to the implementation of SFAS 123R, Share-Based Payments, which required the valuation of and expense recognition for all unvested stock options outstanding as of April 1, 2006, the Company’s required implementation date. The remaining increase is primarily attributable to additional expenses associated with increased insurance costs, including health, general and product liability insurances; health insurance increased primarily due to an increase in the cost per employee and the number of employees; in addition to external insurance market influences surrounding higher premium costs for all of the Company’s business segments based on our increasing sales revenues, increased rents due to facility expansion, officer and employee salaries have increased in total based on increases in the number of personnel in addition to merit increases all of which were partially offset by approximately $450,000 decreased spending on dietary supplement product and chain store 2005 national advertising and promotions that were not offered or required to be spent during the June 2006 three month period. As a percentage of sales, selling, general and administrative expenses increased to 22.7% for the three months ended June 30, 2006 from 22.2% in the corresponding period in 2005.

Other Income (Expense), Net. For the three months ended June 30, 2006, the balance in other income/(expense), net, changed from a net other expense in 2005 to a net other income in 2006 fluctuating approximately $37,000 to $30,000 as compared to $(7,000) for the corresponding 2005 period. For the three months ended 2006, the $30,000 was incidental income derived from recycling and construction scrap recovery. Interest expense, net of interest income, decreased approximately $57,000 to approximately $6,000 for the three months ended June 30, 2006, from approximately $63,000 for the three months ended June 30, 2005. The decrease in interest expense was due the Company paying off the remaining balance of the 6% interest convertible debt due to Laurus in the amount of $2.4 million during February 2006.

Income Tax (Expense) Benefit. At June 30, 2006, the Company had recorded $(304,000) of income tax expense as compared to $(72,000) expense for the three months ended June 30, 2005. The increase in tax expense is based on the prior period receiving a reduction in tax expense from loss carryforwards in addition to this year’s taxable income that is reduced by a $431,000 charge to earnings for stock option compensation expense that is not tax deductible until the options are exercise. The expense is based on effective rate calculations as applied to our net income earned versus the prior period where the deferred tax benefit was calculated based on temporary and permanent differences using the effective tax rates applied to our net loss amounts this fiscal year, changes in information gained related to underlying assumptions about the future operations of the Company as well as the utilization of available operating loss carryforwards.

Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation as of and for the three months ended June 30, 2006. Management also believes that its business is not seasonal, however significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company has financed its cash provided from operations, receipt of $15 million of gross private placement proceeds based on a $10 million 6% convertible preferred stock private placement together with a total of 412,500 warrants at exercise prices ranging from $6.29 to $8.51 exercisable through February 2011 and a $5 million convertible 6%, three-year term debt together with a total of 150,000 warrants at exercise prices ranging from $7.34 to $8.62 exercisable through January 2011 closed during the months of January 2004 through March 2004. During December 2004, the holders of the $5 million Series A convertible preferred stock converted all of their preferred shares outstanding in exchange for 800,000 of the Company’s $.01 par value common stock. During February 2006, the Company paid off the remaining $2.4 million 6% interest convertible debt balance along with all fees and penalties by issuing approximately 530,000 shares and simultaneously wrote-off approximate $300,000 to interest expense representing the debt discount remaining balance.

The Company had working capital of approximately $7.8 million at June 30, 2006, inclusive of current portion of long-term obligations, as compared to a working capital of approximately $8.4 at March 31, 2006. The decline in working capital in primarily due to decreases in cash and accounts payable due to increases in manufacturing and distribution purchases along with long term asset increases that include leasehold improvements, production and laboratory cash equipment purchases in addition to increases in current portion of long-term obligations representing short-term borrowings for equipment purchases.

Net cash provided by operating activities was $121,000 for the three months ended June 30, 2006, as compared to net cash provided by operating activities of $497,000 for the three months ended June 30, 2005. Cash provided was primarily attributable to a net income before preferred dividends of approximately $270,000 based on consolidated gross profits increases of approximately $187,000, noncash charges of $431,000 for stock option compensation expense, a $304,000 change in income taxes and $236,000 related to depreciation and amortization, decreases in inventory of $812,000 based on increases in sales and net usage of inventories on hand, $368,000 decrease in amounts due from affiliates based on net payments received on balances outstanding and a $117,000 decrease in accounts receivable, other based on the elimination of a prepaid federal income tax balance all of which is partially offset by increases in trade accounts receivable of $1.4 million as related to increased credit sales, decreases in accounts payable and accrued expenses of approximately $500,000 based on net payments and amortization of amounts due for inventory and insurances, increases in prepaid expenses of $481,000 based on future advertising and insurance premiums.

Net cash used in investing activities was $(1.6) million for the three months ended June 30, 2006 as compared to the net cash used of $(540,000) for the three months ended June 30, 2005. Investing activities represented the R&D related purchases and upgrades of plant and laboratory equipment for generic drug manufacturing and distribution plants, Belcher Pharmaceuticals and American Antibiotics, of $(1.8) million as partially offset by $234,000 of net proceeds received from the minority interest associated with American Antibiotics.

Net provided by financing activities was $745,000 for the three months ended June 30, 2006 as compared to cash used by financing activities of $550,000 for the three months ended June 30, 2005. The 2006 financing activity cash provided was primarily attributable to $750,000 of short-term borrowings for drug manufacturing equipment purchases, $127,000 of proceeds received from vested stock option exercises as partially offset by payments of $132,000 on long-term obligations.

Management believes that cash expected to be generated from operations, current cash reserves, and existing financial arrangements will be sufficient for the Company to meet its capital expenditures and working capital needs for the its short-term operational plans as presently conducted. In consideration of the Company’s long-term strategic plans, the Company is currently evaluating funding options in order to expedite our generic drug, Beta-Lactum and Cephalosporin facility and research and development expansion plans. The Company’s future liquidity and cash requirements will depend on a wide range of factors, including the level of business in our existing operations, the timing and related outcomes in our drug research and development efforts including when we will receive FDA approvals of any pending ANDAs filed, any continued expansion of manufacturing equipment lines and related facilities and possible acquisitions. In particular, we have added additional manufacturing lines and have purchased additional fully automated manufacturing equipment to meet our present and future growth. Our plans may require the leasing of additional facilities and/or the leasing or purchase of additional equipment in the future to accommodate further expansion of our manufacturing, warehousing and related storage needs. If cash flows from operations, current cash reserves and available credit facilities are not sufficient, it will be necessary for the Company to seek additional financing. There can be no assurance that such financing would be available in amounts and on terms acceptable to the Company.

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

GeoPharma, Inc.

Date: August 14, 2006	By:	/s/ Mihir K. Taneja
Mihir K. Taneja
Chief Executive Officer, Secretary and Director

Date: August 14, 2006	By:	/s/ Carol Dore-Falcone
Carol Dore-Falcone
Vice President and Chief Financial Officer