Form 10-Q
period 2006-09-30
GeoPharma, Inc.
filed 2006-11-14
CIK 1098315

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of November 11, 2006 was 9,806,733 net of treasury.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2006	March 31, 2006
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$771,087	$1,206,017
Certificate of deposit	438,726	433,273
Accounts receivable, net	9,227,439	7,465,025
Accounts receivable, other	528,406	634,684
Inventories, net	4,862,698	5,767,056
Prepaid expenses and other current assets	2,036,380	1,324,339
Due from affiliates	1,359,582	1,162,416

Total current assets	$19,296,318	$17,992,810

Property, plant, leaseholds and equipment, net	8,994,539	8,024,651

Goodwill, net	728,896	728,896
Intangible assets, net	4,277,418	4,384,842
Media credits, net	799,748	799,748
Deferred tax asset	219,200	—
Other assets, net	206,695	166,194

Total assets	$34,522,814	$32,097,141

See accompanying notes to condensed consolidated financial statements

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2006	March 31, 2006
	(Unaudited)	(Audited)
Current liabilities:
Accounts payable	$4,105,515	$4,882,107
Current portion of long-term obligations	1,591,812	1,016,789
Accrued expenses, other liabilities and related party obligations	5,032,967	3,711,153

Total current liabilities	$10,730,294	$9,610,049
Long-term obligations, less current portion	1,666,667	1,666,667

Total liabilities	$12,396,961	$11,276,716

Commitments and contingencies

Minority interest	(664,328)	(582,610)

Shareholders’ equity:
6% convertible preferred stock, Series B, $.01 par value (5,000 shares authorized, 5,000 shares issued and outstanding (liquidation preference $5,000,000)	50	50
Common stock, $.01 par value; 24,000,000 shares authorized; 10,146,350 and 10,051,775 shares issued and outstanding	101,464	100,518
Treasury stock (339,617 and 189,617 common shares, $.01 par value)	(3,396)	(1,896)
Additional paid-in capital	47,615259	46,593,630
Retained earnings (deficit)	(24,923,196)	(25,289,267)

Total shareholders’ equity	$22,790,181	$21,403,035

Total liabilities and shareholders’ equity	$34,522,814	$32,097,141

See accompanying notes to condensed consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Revenues:
PBM (a related party activity)	$4,673,611	$4,060,596	$9,551,393	$8,184,406
Distribution	3,323,298	3,280,712	6,495,174	6,938,670
Manufacturing	8,643,527	4,671,474	15,028,499	8,653,787
Pharmaceutical	38,360	208,926	251,846	218,902

Total revenues	$16,678,796	$12,221,708	$31,326,911	$23,995,765

Cost of goods sold:
PBM	4,637,583	4,026,858	9,476,037	8,121,925
Distribution	1,384,061	2,457,026	2,762,226	4,554,642
Manufacturing (excluding depreciation and amortization presented below)	5,759,086	2,836,381	10,308,317	5,126,551
Pharmaceutical	233,082	122,103	608,700	124,697

Total cost of goods sold	$12,013,812	$9,442,368	$23,155,280	$17,927,815

Gross profit:
PBM	36,028	33,738	75,356	62,481
Distribution	1,939,237	823,686	3,732,948	2,384,028
Manufacturing	2,884,441	1,835,093	4,820,182	3,527,236
Pharmaceutical	(194,722)	86,823	(356,854)	94,205

Total gross profit	$4,664,984	$2,779,340	$8,171,631	$6,067,950

Selling, general and administrative expenses:
Selling, general and administrative expenses	3,307,757	2,594,337	5,931,207	5,034,795
Stock option compensation expense	427,675	—	855,350	—
Depreciation and amortization	245,565	172,926	481,627	334,562

Selling, general and administrative expenses	3,980,997	2,767,263	7,268,184	5,369,357

Operating income (loss) before other income and expense	$683,987	$12,077	$903,447	$698,593
Other income (expense), net:
Other income (expense), net	166,197	824,123	164,301	877,365
Interest expense, net	(25,204)	(111,922)	(28,617)	(175,675)

Total other income (expense), net	$140,993	$712,201	$135,684	$701,690

Income (loss) before income taxes	$824,980	$724,278	$1,039,131	$1,400,283
Minority interest benefit (expense)	327,057	76,326	664,328	84,861
Income tax expense	(284,000)	(212,000)	(588,000)	(284,000)

Net income (loss)	$868,037	$588,604	$1,115,459	$1,201,144
Preferred stock dividends	75,000	75,000	150,000	150,000

Net income (loss) available to common shareholders	$793,037	$513,604	$965,459	$1,051,244

Basic income (loss) per share	$.08	$.06	$.10	$.12

Basic weighted average Number of common shares outstanding	9,927,195	8,901,724	9,907,322	8,824,381

Diluted income (loss) per share	$.07	$.04	$.08	$.08

Diluted weighted average number of common shares outstanding	13,331,543	12,747,697	13,311,670	12,685,900

See accompanying notes to condensed consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$1,115,459	$1,201,144
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	481,627	334,562
Accrued interest income	(5,453)	(6,574)
Amortization of stock option deferred compensation	970,495	22,395
Amortization of debt discount to interest expense	—	110,745
Change in net deferred taxes	588,000	284,000
Changes in operating assets and liabilities:
Accounts receivable, net	(1,762,414)	(2,085,818)
Accounts receivable, other	106,278	391,994
Inventory, net	904,358	(1,275,301)
Prepaid expenses and other current assets	(712,041)	(163,452)
Other assets	(126,757)	(1,775)
Accounts payable	(776,592)	840,701
Accrued expenses	(115,691)	1,350,917
Due from affiliates, net	(195,299)	(246,288)

Net cash provided by (used in) operating activities	$399,970	$757,250

Cash flows from investing activities:
Purchases of property, leaseholds and equipment	$(1,397,961)	$(4,117,655)
Proceeds (uses) due to minority interest investment, net	(81,718)	895,039

Net cash used in investing activities	$(1,479,679)	$(3,222,616)

Cash flows from financing activities:
Proceeds from issuance of long-term obligations	$750,000	$3,000,000
Payments of long-term obligations	(174,977)	(1,632,624)
Proceeds from stock option exercise	69,756	80,138

Net cash provided by (used in) financing activities	$644,779	$1,447,514

Net increase (decrease) in cash	(434,930)	(1,017,852)
Cash at beginning of period	1,206,017	6,433,011

Cash at end of period	$771,087	$5,415,159

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$28,389	$56,662

Cash paid during the period for income taxes	$140,000	$—

	Six months ended September 30, 2006	Six months ended September 30, 2005
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of common stock issued to pay preferred stock dividend	$150,000	$150,000
Value of common stock issued as 401(k) match	$—	$47,815

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form-10KSB as of and for the years ended March 31, 2006 and 2005 as filed with the Securities and Exchange Commission on June 29, 2006.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

The condensed consolidated financial statements as of September 30, and March 31, 2006 and for the three and six months ended September 30, 2006 and 2005 include the accounts of GeoPharma, Inc. (the “Company”), (“GeoPharma”), which is continuing to do manufacturing business as Innovative Health Products, Inc. (“Innovative”), and its Florida wholly-owned subsidiaries Breakthrough Engineered Nutrition, Inc. (“Breakthrough”), Libi Labs, Inc. (“Libi”), Belcher Pharmaceuticals, Inc., (“Belcher”), Breakthrough Marketing Inc., (“B-Marketing”), IHP Marketing, Inc., (“IHP-Marketing”), and Go2PBM Services, Inc. (“PBM”) and its Delaware wholly-owned subsidiary, Belcher Capital Corporation, (“Belcher Capital”). Effective August 2005, the Company has a 51% controlling interest in our new Florida-incorporated subsidiary, American Antibiotics, LLC ( “American”), which is accounted for given the consideration of the 49% minority interest. All transactions relating to significant intercompany balances and transactions have been eliminated in consolidation.

b. Industry Segment

In accordance with the provisions of Statement of Financial Accounting Standards No. 131, (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker related to the allocation of resources and in the resulting assessment of the segment’s overall performance. As of September 30, 2006 and March 31, 2006, the Company had four industry segments in addition to corporate: manufacturing, distribution, pharmacy benefit management and pharmaceutical. The $34,522,814 of total assets as of September 30, 2006 were comprised of $1,472,110 attributable to corporate, $11,939,095 attributable to manufacturing, $6,257,279 attributable to distribution, $1,170,011 attributable to pharmacy benefit management and $13,684,319 attributable to pharmaceutical. The $32,097,141 of total assets as of March 31, 2006 were comprised of $1,367,236 attributable to corporate, $10,735,828 attributable to manufacturing, $6,540,047 attributable to distribution, $1,496,380 attributable to pharmacy benefit management and $11,957,650 attributable to pharmaceutical.

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

For the three and six months ended September 30, 2006 and 2005, amortization expense associated with goodwill was $0. The unamortized balance of goodwill at September 30, and March 31, 2006 was $728,896 with the unamortized balance of intellectual property for the same periods was $828,305. No impairment loss was required to be recorded.

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

i. Earnings (Loss) Per Common Share

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and preferred stock warrants, officer, employee and nonemployee stock options that are considered potentially dilutive are included in the fully diluted share calculation at September 30, 2006 and 2005. The reconciliation between basic and fully diluted shares are as follows:

	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005	For the Six Months Ended September 30, 2006	For the Six Months Ended September 30, 2005
Net income (loss) per share – basic:
Net income (loss)	$793,037	$513,604	$965,459	$1,051,244
Weighted average shares – basic	9,927,195	8,901,724	9,909,219	8,824,381
Net income (loss) per share – basic	$.08	$.06	$.10	$.12
Net income (loss) per share – diluted:
Net income (loss)	$793,037	$513,604	$965,459	$1,051,244
Preferred Stock	75,000	75,000	150,000	150,000

	868,037	588,604	1,115,459	1,201,244
Weighted average shares – basic	9,927,195	8,901,724	9,907,322	8,824,381
Effect of preferred stock prior to conversion	833,333	833,333	833,333	833,333
Effect of warrants prior to conversion	562,500	562,500	562,500	562,500
Effect of stock options	2,008,515	2,450,140	2,008,515	2,465,686
Weighted average shares-diluted	13,331,543	12,747,697	13,311,670	12,685,900
Net income (loss) per share – diluted	$.07	$.04	$.08	$.08
Antidilutive items not included	1,170,000	1,170,000	1,170,000	1,170,000

j. Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, requires management to make estimates, assumptions and apply certain critical accounting policies that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at September 30, 2006 and March 31, 2006, as well as the reported amounts of revenues and expenses for the three and six months ended September 30, 2006 and 2005. Estimates and assumptions used in our financial statements are based on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions also require the application of certain accounting policies, many of which require estimates and assumptions about future events and their effect on amounts reported in the financial statements and related notes. We periodically review our accounting policies and estimates and makes adjustments when facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on our financial condition, results of operations and cash flows.

k. Concentration of Credit Risk

Concentrations of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable, net at September 30, 2006. Seven customers, Spectrum Group with 18.7%, General Nutrition Distribution with 20.4%, NutraCea with 18.2%, Berkeley Premium Nutraceuticals with 8.7%, Walgreens with 7.9%, Rite Aid Corporation with 6.8% and CarePlus, a related party with 11.9% of the total of trade accounts receivable. As of March 31, 2006, four customers, General Nutrition Distribution with 31.4%, Spectrum Group with 21.4%, NutraCea with 10% and Rite Aid Corporation with 7.9% of the total of trade accounts receivable.

For the three months ended September 30, 2006, five customers individually exceeded 5% of our total consolidated revenues which included General Nutrition Distribution for 16.3%, 14.9% for Spectrum Group, 10.6% for NutraCea, 10.1% for Berkeley Premium Nutraceuticals and 28.0% for CarePlus Health, a related party, in relation to total consolidated revenues and for the three months ended September 30, 2005, four customers exceeded 5% of our total consolidated revenues, 13.5% for Spectrum Group, 7.2% for each of Direct Marketing Concepts and Berkeley Premium Nutraceuticals, and 33.2% for CarePlus, a related party.

For the six months ended September 30, 2006, five customers individually exceeded 5% of our total consolidated revenues which included General Nutrition Distribution for 14.8%, 14.0% for Spectrum Group, 10.3% for NutraCea, 6.6% for Berkeley Premium Nutraceuticals and 30.5% for CarePlus Health, a related party, in relation to total consolidated revenues and for the six months ended September 30, 2005, three customers exceeded 5% of our total consolidated revenues, 14.5% for Spectrum Group, 5.6% for Direct Marketing Concepts, and 34.1% for CarePlus, a related party.

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

m. Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $160,131 and $608,025 for the three months ended September 30, 2006 and 2005 and $345,079 and $1,257,853 for the six months ended September 30, 2006 and 2005, respectively.

n. Research and Development Costs

Costs incurred to develop our generic pharmaceutical products are expensed as incurred and charged to research and development (“R&D”). R&D expensed for the three months ended September 30, 2006 and 2005 was $367,216 and $132,859, respectively. R&D expensed for the six months ended September 30, 2006 and 2005 was $633,747 and $229,851, respectively.

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

In June 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-04, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Under EITF 05-04, liquidated damages clauses may qualify as freestanding financial instruments for treatment as a derivative liability. Furthermore, EITF 05-04 addresses the question of whether a registration rights agreement should be combined as a unit with the underlying financial instruments and be evaluated as a single instrument. EITF 05-04 does not reach a consensus on this question and allows for treatment as a combined unit (Views A and B) as well as separate freestanding financial instruments (View C). On September 15, 2005, the FASB staff postponed further discussion of EITF 05-04. As of March 31, 2006, the FASB has still not rescheduled EITF 05-04 for discussion. In conjunction with our issuance of convertible debentures, preferred stock Series A and B, and the related warrants and registration rights, we adopted View C of EITF 05-04. Accordingly, the registration rights agreements, preferred stock Series A and B, the warrants associated with the convertible debentures, convertible preferred stock the debentures themselves, as well as certain features of the debentures convertible preferred stock were evaluated as stand alone financial instruments. This treatment resulted in classification of the warrants and certain features of the debentures and preferred stock as equity while the registration rights agreements were treated as derivative liabilities. Derivative liability treatment requires adjusting the carrying value of the instrument to its fair value at each balance sheet date and recognizes any change since the prior balance sheet date as a component of other income/(expense). The recorded value of such derivative liabilities can fluctuate significantly based on fluctuations of the market value of the underlying securities of the Company, as well as on the volatility of the Company’s stock price during the term used for observation and the term remaining for the underlying financial instruments. We believe that should the FASB staff reach a consensus on EITF 05-04 and select combined unit treatment (View A or B), the debt features of the debentures convertible and associated warrants previously classified as equity will have to be evaluated as a combined unit with the registration rights agreements. This combination will result in these instruments being treated as derivative liabilities requiring periodic reevaluation of fair value with potentially significant fluctuation in fair value from period to period. Accordingly, this consensus could have a significant effect on our financial statements. The Company entered into registration rights agreements with regard to the January 29, 2004 convertible debt financing on January 29, 2004, and with regard to the February 10, 2004 convertible preferred stock Series A financing on February 10, 2004 and with regard to the March 5, 2004 convertible stock Series B on March 5, 2004. Pursuant to all of the registration rights agreements, we agreed to file a resale registration statement covering the resale of the shares issuable to the investors upon the exercise of their warrants and conversion of their debentures and preferred stock by February 29, 2004, March 10, 2004 and April 5, 2004 respectively. At inception, the registration rights agreements required us to pay monthly liquidated damages if a registration statement was not declared effective on or prior to April 29, 2004, May 10, 2004 and September 5, 2004 respectively or after declared effective if the registration statements cease for any reason to remain continuously effective as to all registrable securities for which it is required to be effective or the investors are not permitted to utilize the prospectus therein to resell such registrable securities for 20 consecutive calendar days but no more than an aggregate of 30 calendar days during any 12 month period. The amount of monthly liquidating damages equals 1%, 1% and 2% respectively of the aggregate purchase price paid by the investors for any registrable securities held by the investors. Any late payment beyond seven days is subject to interest at an annual rate of 18%. We evaluated the liquidated damages feature of the registration rights agreements in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). The liquidated damages qualify as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be recorded as derivative financial instruments. Further, in accordance with EITF 05-04, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, we also evaluated whether the registration rights agreements, the senior and convertible debentures, and convertible preferred stock Series A and B and associated warrants should be combined into and accounted for as a single unit or accounted for as separate financial agreements. In considering the appropriate treatment of these instruments, we observed that although entered into contemporaneously, the agreements are nevertheless separate legal agreements. Payment of the liquidated damages penalty under the registration rights agreements does not alter the investor’s rights under either the warrant or debenture agreements. The debentures, preferred stock and warrants have values which are based on their interest rate and the relation between their conversion price or exercise price and the value of our common stock. This value is independent of any payment for liquidated damages under the registration rights agreements, which is based on how long the shares are unregistered. The various agreements do not relate to the same risk. The risk inherent in the debentures relates to our ability to repay these instruments as and when they come due or to the extent converted into common stock, to the price of our common stock. The warrants similarly bear risk related to the value of our common stock. The liquidated damages penalty under the registration rights agreements relates to the risk of the Company filing a registration statement and whether it will be declared effective. In light of the above facts and circumstances and accordance with guidance in EITF 05-4, View C, we evaluated and treated the registration rights agreements, convertible debentures, preferred stock and associated warrants as separate free standing agreements. Upon execution, the registration rights agreements had no initial fair value. In subsequent periods, the carrying value of the derivative financial instrument related to the registration rights agreements will be adjusted to its fair value at each balance sheet date and any change since the prior balance sheet date will be recognized as a component of other income/(expense). The estimated fair value of the registration rights agreements was determined using the discounted value of the expected future cash flows. The Company filed its registration statement with regard to the Series A and B preferred stock, the convertible debt and debentures on April 2, 2004 and it was declared effective on April 23, 2004. Therefore, the Company has met the registration requirements and will continue to do so in the future. Should an event occur to cause the registration to not be effective, we believe the holders of the debentures and preferred stock (Series A and B) will waive the liquidated damages required under the registration rights agreements. As a result, at March 31, 2004 and at all subsequent periods we assigned no value to the potential liquidating damages. EITF 05-04 offers multiple views on the question of whether a registration rights agreements should be combined as a unit with the underlying financial instruments and be evaluated as a single instrument. EITF 05-04 does not reach a consensus on this question and allows for treatment as a combined unit (Views A and B) as well as separate freestanding financial instruments (View C). On September 15, 2005, the FASB staff postponed further discussion of EITF 05-04. In conjunction with our issuance of convertible debentures, preferred stock Series A and B, and the related warrants and registration rights, we adopted View C of EITF 05-04. Accordingly, the registration rights agreements, the warrants associated with the convertible debentures, preferred stock Series A and B, the debentures themselves, as well as certain features of the debentures and preferred stock were evaluated as stand alone financial instruments. This treatment resulted in classification of the warrants and certain features of the debentures and preferred stock as equity while the registration rights agreements and other features of the debentures were treated as derivative liabilities. Derivative liability treatment requires adjusting the carrying value of the instrument to its fair value at each balance sheet date and recognizes any change since the prior balance sheet date as a component of other income/(expense). The recorded value of such derivative liabilities can fluctuate significantly based on fluctuations of the market value of our underlying securities, as well as on the volatility of our stock price during the term used for observation and the term remaining for the underlying financial instruments. We believe that should the FASB staff reach a consensus on EITF 05-04 and select combined unit treatment (View A or B), the debt features of the debentures and associated warrants previously classified as equity will have to be evaluated as a combined unit with the registration rights agreements. This combination will result in these instruments being treated as derivative liabilities requiring periodic reevaluation of fair value with potentially significant fluctuation in fair value from period to period. Accordingly, this consensus could have a significant effect on our financial statements.

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

NOTE 3—ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consist of the following:

	September 30, 2006	March 31, 2006
Trade accounts receivable	$9,591,989	$7,557,309
Less allowance for uncollectible accounts	(364,550)	(92,284)

	$9,227,439	$7,465,025

As of September 30, 2006, the total accounts receivable balance of $9,591,989 includes $5,891,054 related to the Company’s manufacturing segment, $3,815,917 as related to the Company’s distribution segment and $114,982 a related to the Company’s pharmaceutical segment. As of March 31, 2006, the total accounts receivable balance of $7,557,309 includes $3,545,079 related to the Company’s manufacturing segment and $4,012,230 related to the Company’s distribution segment.

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

NOTE 4—INVENTORIES, NET

Inventories, net, consist of the following:

	September 30, 2006	March 31, 2006
Processed raw materials and packaging	$3,409,408	$4,517,472
Work in process	432,224	318,462
Finished goods	1,152,927	1,094,862

	$4,994,559	$5,930,796
Less reserve for obsolescence	(131,862)	(163,740)

	$4,862,698	$5,767,056

As of September 30, 2006, the total inventory balance of $4,994,559 includes $4,016,552 related to the Company’s manufacturing segment, $648,997 related to the Company’s distribution segment and $329,010 related to the Company’s pharmaceutical segment. As of March 31, 2006, the total inventory balance of $5,930,796 includes $4,840,536 related to the Company’s manufacturing segment, $697,073 related to the Company’s distribution segment and $393,187 as related to the pharmaceutical segment.

NOTE 5—INCOME TAXES

Income taxes for the six months ended September 30, 2006 and 2005 differ from the amounts computed by applying the effective income tax rates to income before income taxes as a result of the following:

	2006	2005
Computed tax expense at the statutory rate (37.63%)	$641,000	$558,000
Increase (decrease) in taxes resulting from:
Effect of permanent differences:
Non deductible	7,000	36,000
Other, net	(95,800)	(210,000)
Change in valuation allowance	35,800	(100,000)

Income tax (benefit) expense	$588,000	$284,000

Temporary differences that give rise to deferred tax assets and liabilities are as follows:

	2006	2005
Deferred tax assets:
Bad debts	$137,000	$47,000
Inventories	50,000	13,200
Accrued vacation	38,600	26,000
Deposits	94,000	170,000
Deferred rent	113,300	—
Stock options	324,300	—
Net operating loss carryforwards	—	26,000

Deferred tax asset	$757,200	$282,200

Deferred tax asset valuation	(163,000)	—
Deferred tax asset	$497,200	$282,200

Deferred tax liabilities:
Fixed asset basis differences	$(224,300)	$(362,000)
Amortization	(78,700)	(51,200)

	$(303,000)	$(413,200)

Net deferred tax asset (liability) recorded	$291,200	$(131,000)

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

SFAS 123R now applies to all of our existing outstanding unvested share-based payment stock option awards as well as any and all future awards. We have elected to use the modified prospective transition as opposed to the modified retrospective transition method such that financial statements prior to adoption remain unchanged. The Black-Scholes model will continue to be the Company’s method of compensation expense valuation as was used by the Company previously in the proforma disclosures. For the three and six months ended September 30, 2006, the Company recorded $427,675 and $855,350, respectively, as compensation expense representing unvested employee and nonemployee stock options and is classified as a selling, general and administrative (“SGA”) expense based on the implementing SFAS 123R effective April 1, 2006 as compared to the proforma-only requirement for the corresponding three and six month periods ended September 30, 2006. The pro forma net earnings per common share, as if the Company had elected to account for its employee and nonemployee stock options consistent with the methodology prescribed by SFAS No. 123R, are shown as follows:

	Three months ended		Six months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net income (loss)
As reported	$793,037	$513,604	$965,459	$1,051,244

Pro forma	$—	$47,897	$—	$585,537

Net income (loss) per common share:
Basic income (loss) per share:
As reported	$.08	$.06	$.10	$.12

Pro forma	$—	$.01	$—	$.07

Diluted income (loss) per share:
As reported	$.07	$.04	$.08	$.08

Pro forma	$—	$.00	$—	$.05

NOTE 7-RELATED PARTY TRANSACTIONS

Revenues: For the three months ended September 30, 2006 and 2005, manufacturing revenues of approximately $30,051 and $18,806 respectively, were recorded from sales by the Company to subsidiaries of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the three months ended September 30, 2006 and 2005, manufacturing revenues of $233,627 and $119,931, respectively, were recorded from sales by the Company to VerticalHealth Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a shareholder.

For the three months ended September 30, 2006 and 2005, pharmacy benefit management revenues of $4,673,611 and $4,060,596 respectively, were recorded from sales by the Company to CarePlus Health Plan, an affiliate of the Company’s former board member Mssr. Zappala. Our wholly-owned subsidiary, Go2PBMServices, Inc., derives 100% of its revenues from this contract.

Revenues: For the six months ended September 30, 2006 and 2005, manufacturing revenues of approximately $60,123 and $102,275 respectively, were recorded from sales by the Company to subsidiaries of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the six months ended September 30, 2006 and 2005, manufacturing revenues of $412,244 and $303,984, respectively, were recorded from sales by the Company to VerticalHealth Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a shareholder.

For the six months ended September 30, 2006 and 2005, pharmacy benefit management revenues of $9,551,393 and $8,184,406 respectively, were recorded from sales by the Company to CarePlus Health Plan, an affiliate of the Company’s former board member Mssr. Zappala. Our wholly-owned subsidiary, Go2PBMServices, Inc., derives 100% of its revenues from this contract.

Trade Accounts Receivable/ Trade Accounts Payable—Amounts due from affiliates and amounts due to affiliates represent balances owed to or amounts owed by the Company for sales occurring in the normal course of business. Amounts due from and amounts to these affiliates are in the nature of trade receivables or payables and fluctuate based on sales volume and payments received.

As of September 30, and March 31, 2006, for the manufacturing segment, $38,395 and $25,888 was due from subsidiaries of Dynamic Health Products and $220,148 and $140,038 was due from Vertical Health, Inc.

As of September 30, and March 31, 2006, for the pharmacy benefit management segment, $1,101,039 and $995,452 was due from CarePlus.

NOTE 8 – LEGAL

On September 29, 2006, Schering Corporation (“Schering”) filed an action in the United States District Court for the District of New Jersey, against Belcher Pharmaceuticals, Inc. and GeoPharma, Inc. (along with nineteen other defendants) alleging that the filing of Belcher Pharmaceuticals’ Abbreviated new Drug Application (“ANDA”) for 5 mg Desloratadine Tablets, AB-rated to Clarinex®, infringed U.S. Patent No. 6,100,274 (“the ‘274 patent”) Case No. 3:06-cv-04715-MLC-TJB. On November 8, 2006, Belcher filed a motion to dismiss in the New Jersey case for lack of jurisdiction. On October 5, 2006 Schering filed an action in the United States District Court for the Middle District of Florida, Tampa Division, Case No. 8:06-cv-01843-SCB-EAJ, against Belcher Pharmaceuticals, Inc. and Geopharma, Inc. alleging that the filing of Belcher Pharmaceuticals’ ANDA for 5 mg Desloratadine Tablets, AB-rated to Clarinex®, infringed the ‘274 patent. As of November 14, 2006, neither Belcher nor GeoPharma has been served the Florida complaint. Company management and Belcher disputes Schering’s claims in the two actions and believes its proposed desloratadine product does not infringe the ‘274 patent. The possible outcome cannot be determined at this time.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for the periods indicated.

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	72.0%	77.3%	73.9%	74.7%

Gross profit	28.0%	22.7%	26.1%	25.3%
Selling, general and administrative expenses (including depreciation and amortization)	20.9%	22.6%	20.1%	22.4%
Stock option compensation expense	2.9%	—	3.1%	—
Other income (expense), net	0.9%	5.8%	0.4%	2.9%

Income before minority interest, income taxes and preferred dividends	4.9%	5.9%	3.3%	5.8%
Minority interest benefit	1.9%	—	2.1%	—
Income tax (expense) / benefit	(1.7)%	(1.7)%	(1.9)%	(1.2)%
Preferred dividends	0.5%	0.6%	0.5%	0.6%

Net income (loss)	4.8%	4.2%	3.1%	4.4%

Three Months Ended September 30, 2006, Compared to the Three Months Ended September 30, 2005

Revenues. Total consolidated revenues increased approximately $4.5 million, or 36.5%, to approximately $16.7 million for the three months ended September 30, 2006, as compared to approximately $12.2 million for the three months ended September 30, 2005.

Manufacturing revenues increased approximately $4.0 million, or 85.0%, to approximately $8.6 million for the three months ended September 30, 2006, as compared to approximately $4.7 million for the corresponding period. Overall, manufacturing capacities and capabilities continue to be increased as we have added additional more advanced, higher speed production equipment. Our customer base and their relate order volumes are increasing also.

Distribution revenues increased approximately $43,000 or 1.3% to approximately $3.3 million for the three months ended September 30, 2006, as compared to $3.3 million for the three months ended September 30, 2005. Overall, sales prices vary for all product lines dependent upon a customer’s individual as well as aggregate purchase volumes in addition to the number of distribution points of sale and advertising dollars projected to be spent. For the three months ended September 30, 2006, 5,177 cases of Hoodia Dex-L10 were sold versus 1,782 cases sold for the three months ended September 30, 2005 based on the product introduction and the transfer of the brand from an unrelated third party during February 2006. Dex-L10 is comprised of four SKUs; Dex –L10, Dex –L10 complete, Dex-L10 chocolate chews and Dex-L10 lemon-lime chews. For the three months ended September 30, 2006, 41 cases of CarbSlim were sold versus 1,782 cases sold for the three months ended September 30, 2005, a 97.7% case-sale decrease. CarbSlim is comprised of ten SKUs, two sizes of: peanut butter crunch, chocolate caramel crunch, mint, peanut butter cookie dough, chocolate chip cookie dough. The Lean Protein Bites product line is comprised of four SKUs, milk chocolate, white chocolate, peanut butter and lemon. For the three months ended September 30, 2006, 72 total cases were sold as compared to the three months ended September 30, 2005, where 812 total cases were sold, a case-sale decline of approximately 91.1%. The decrease in both food product case sales are due to the decrease in the number of national and regional distribution points in addition to the Company has shifted its focus more towards their branded Dex-L10 dietary supplements rather than its food product lines based on more favorable margins. The total distribution revenues for the three months ended September 30, 2006 were derived from 99.9% dietary supplement sales with only .1% of total distribution revenues being derived from consumer foods as compared to the corresponding period in 2005 whereas 94.5% of distribution revenues were derived from dietary supplement case sales with 5.5% of distribution revenues being derived from our consumer food products.

Pharmacy benefit management revenues increased 15.1% or approximately $613,000 to $4.7 million for the three months ended September 30, 2006, as compared to $4.1 million for the three months ended September 30, 2005. The increase results from the increase in overall membership and prescriptions filled in the two health plans as compared to the corresponding 2005 period. Revenue per member remained constant for both of the fiscal years.

Pharmaceutical revenues decreased $171,000 to approximately $38,000 for the three months ended september 30, 2006 as compared to $209,000 in sales for this business segment for the corresponding 2005 period. The pharmaceutical business segment generated its revenues for both periods presented based solely on manufacturing sales of Belcher’s branded Levothyroxine.

Gross Profit. Total gross profit increased approximately $1.9 million or 67.9%, to $4.7 million for the three months ended September 30, 2006, as compared to $2.8 million for the three months ended September 30, 2005. Total gross margins increased to 28.0% for the three months ended September 30, 2006 from 22.7% for the three months ended September 30, 2005.

Manufacturing gross profit increased approximately $1 million, or 57.2%, to approximately $2.9 million for the three months ended September 30, 2006, as compared to approximately $1.8 million in the corresponding period in 2005. For the three months ended September 30, 2006 manufacturing gross margin decreased to 33.4%, from 39.3% in the corresponding period in 2005. Sales and gross profits have increased proportionately, although gross margins have decreased due to higher costs due to increases in freight charges due to increased fuel costs, increases in resin and plastic-based packaging component costs as well as increased labor costs. Current increases in this type of labor-based direct overhead costs are in line with the Company’s planned improvements surrounding enhanced standard operating and manufacturing procedures in all its manufacturing plants. The Company expects that these improvements will continue to increase the Company’s visibility in the marketplaces that the Company competes in for new and expanded business for the upcoming fiscal year.

Distribution gross profits increased 135.4% or approximately $1.1 million to approximately $1.9 million for the three months ended September 30, 2006, as compared to approximately $824,000 for the three months ended September 30, 2005, with distribution gross margins increasing to 58.4% for the three months ended September 30, 2006 as compared to 25.1% for the three months ended September 30, 2005. Gross profits and gross margins improved based on a change in the sales mix from food products to branded dietary supplements which have a higher per unit sales prices and higher gross margins.

Pharmacy Benefit Management gross profit increased approximately $2,000 or 6.8% to approximately $36,000 for the three months ended September 30, 2006, as compared to approximately $34,000 for the three months ended September 30, 2005. Pharmacy benefit management gross margin was 0.8% for both of the three month periods ended September 30, 2006 and 2005. Gross profit and margins remain constant based on continued industry pressure on controlling per member and per claim revenues as they continue to decline coupled with growing membership, rising number of claims in addition to the rising prescription costs.

Pharmaceutical gross profits decreased $282,000 to a deficit of $(195,000) for the three months ended September 30, 2006 as compared to approximately $87,000 in gross profits for this business segment for the three months ended September 30, 2005. Pharmaceutical gross margins were at a deficit of (507.6)% for the three months ended September 30, 2006 as compared to 41.6% for the three months ended September 30, 2005. This was based primarily on the Beta-Lactam facility located in Baltimore, Maryland that has no revenue stream but has costs associated with product development and production and laboratory direct labor costs. The Baltimore facility incurred $212,000 of costs with no revenue offset. The facility estimate has been revised and expects to derive revenues from their Beta-Lactams during the fourth quarter ended March 31, 2006. The Belcher facility gross profit, excluding the Baltimore facility, derived $18,000 in gross profits and gross margins of 54%.

Selling, General and Administrative Expenses. Selling, general and administrative (“SGA”) expenses consist of advertising and promotional expenses; insurance costs, research and development costs associated with the generic drug segment, personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; stock option compensation expense and depreciation and amortization expenses. Selling, general and administrative expenses, inclusive of stock option compensation expense, depreciation and amortization, increased approximately $1.2 million, or 23.9%, to approximately $4.0 million for the three months ended September 30, 2006, as compared to approximately $2.8 million in the corresponding 2005 period. Approximately $430,000 of the $1.2 million increase was directly attributable to the implementation of SFAS 123R, Share-Based Payments, which required the valuation of and expense recognition for all unvested stock options outstanding. The remaining increase is primarily attributable to additional expenses associated with increased insurance costs, including health, general and product liability insurances; health insurance increased primarily due to an increase in the cost per employee and the number of employees; in addition to external insurance market influences surrounding higher premium costs for all of the Company’s business segments based on our increasing sales revenues, increased rents due to facility expansion, officer and employee salaries have increased in total based on increases in the number of personnel in addition to merit increases all of which were partially offset by approximately $400,000 decreased spending on dietary supplement product and chain store 2005 national advertising and promotions that were not offered or required to be spent during the September 2006 three month period. As a percentage of sales, selling, general and administrative expenses increased to 23.8% for the three months ended September 30, 2006 from 22.6% in the corresponding period in 2005.

Other Income (Expense), Net. For the three months ended September 30, 2006, the balance in other income/(expense), net, decreased approximately $571,000 to $141,000 as compared to $712,000 for the corresponding 2005 period. For the three months ended 2006, the balance was primarily incidental income derived from recycling and construction scrap recovery. Interest expense, net of interest income, decreased approximately $87,000 to approximately $25,000 for the three months ended September 30, 2006, from approximately $112,000 for the three months ended September 30, 2005. The decrease in interest expense was due the Company paying off the remaining balance of the 6% interest convertible debt due to Laurus in the amount of $2.4 million during February 2006.

Income Tax (Expense) Benefit. At September 30, 2006, the Company had recorded $(284,000) of income tax expense as compared to $(212,000) expense for the three months ended September 30, 2005. The increase in tax expense is based on the prior period receiving a reduction in tax expense from loss carryforwards in addition to higher taxable income for the current 2006 period. The expense is based on effective rate calculations as applied to our net income earned based on temporary and permanent differences using the effective tax rates applied to our net income amounts this fiscal year, changes in information gained related to underlying assumptions about the future operations of the Company.

Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation as of and for the three months ended September 30, 2006. Management also believes that its business is not seasonal, however significant promotional activities can have a direct impact on sales volume in any given quarter.

Six Months Ended September 30, 2006, Compared to the Six Months Ended September 30, 2005

Revenues. Total consolidated revenues increased approximately $7.3 million, or 30.6%, to approximately $31.3 million for the six months ended September 30, 2006, as compared to approximately $24.0 million for the six months ended September 30, 2005.

Manufacturing revenues increased approximately $6.4 million, or 73.7%, to approximately $15.0 million for the six months ended September 30, 2006, as compared to approximately $8.7 million for the corresponding period. Overall, manufacturing capacities and capabilities continue to be increased as we have added additional more advanced, higher speed production equipment. Our customer base and their relate order volumes are increasing also.

Distribution revenues decreased approximately $443,000 or 6.4% to approximately $6.5 million for the six months ended September 30, 2006, as compared to $6.9 million for the six months ended September 30, 2005. Overall, sales prices vary for all product lines dependent upon a customer’s individual as well as aggregate purchase volumes in addition to the number of distribution points of sale and advertising dollars projected to be spent. For the six months ended September 30, 2006, 10,747 cases of Hoodia Dex-L10 were sold versus 1,836 cases sold for the six months ended September 30, 2005 based on the product introduction and the transfer of the brand from an unrelated third party during February 2006. Dex-L10 is comprised of four SKUs; Dex –L10, Dex –L10 complete, Dex-L10 chocolate chews and Dex-L10 lemon-lime chews. For the six months ended September 30, 2006, 167 cases of CarbSlim were sold versus 7,330 cases sold for the six months ended September 30, 2005, a 97.7% case-sale decrease. CarbSlim is comprised of ten SKUs, two sizes of: peanut butter crunch, chocolate caramel crunch, mint, peanut butter cookie dough, chocolate chip cookie dough. The Lean Protein Bites product line is comprised of four SKUs, milk chocolate, white chocolate, peanut butter and lemon. For the six months ended September 30, 2006, 109 total cases were sold as compared to the six months ended September 30, 2005, where 2,412 total cases were sold, a case-sale decline of approximately 95.5%. The decrease in both food product case sales are due to the decrease in the number of national and regional distribution points in addition to the Company has shifted its focus more towards their branded Dex-L10 dietary supplements rather than its food product lines based on more favorable margins. The total distribution revenues for the six months ended September 30, 2006 were derived from 99.9% dietary supplement sales with only .1% of total distribution revenues being derived from consumer foods as compared to the corresponding period in 2005 whereas 92.2% of distribution revenues were derived from dietary supplement case sales with 7.8% of distribution revenues being derived from our consumer food products.

Pharmacy benefit management revenues increased 16.7% or approximately $1.4 million to $9.6 million for the six months ended September 30, 2006, as compared to $8.2 million for the six months ended September 30, 2005. The increase results from the increase in overall membership and prescriptions filled in the two health plans as compared to the corresponding 2005 period. Revenue per member remained constant for both of the fiscal years.

Pharmaceutical revenues increased $33,000 to approximately $252,000 for the six months ended September 30, 2006 as compared to $219,000 in sales for this business segment for the corresponding 2005 period. The pharmaceutical business segment generated its revenues for both periods presented based solely on manufacturing sales of Belcher’s branded Levothyroxine.

Gross Profit. Total gross profit increased approximately $2.1 million or 34.7%, to $8.2 million for the six months ended September 30, 2006, as compared to $6.1 million for the six months ended September 30, 2005. Total gross margins increased to 26.1% for the six months ended September 30, 2006 from 25.3% for the six months ended September 30, 2005.

Manufacturing gross profit increased approximately $1.2 million, or 33.8%, to approximately $4.7 million for the six months ended September 30, 2006, as compared to approximately $3.5 million in the corresponding period in 2005. For the six months ended September 30, 2006 manufacturing gross margin decreased to 31.4%, from 40.8% in the corresponding period in 2005. Sales and gross profits have increased proportionately, although gross margins have decreased due to higher costs due to increases in freight charges due to increased fuel costs, increases in resin and plastic-based packaging component costs as well as increased labor costs. Current increases in this type of labor-based direct overhead costs are in line with the Company’s planned improvements surrounding enhanced standard operating and manufacturing procedures in all its manufacturing plants. The Company expects that these improvements will continue to increase the Company’s visibility in the marketplaces that the Company competes in for new and expanded business for the upcoming fiscal year.

Distribution gross profits increased 52.4% or approximately $1.2 million to approximately $3.6 million for the six months ended September 30, 2006, as compared to approximately $2.4 million for the six months ended September 30, 2005, with distribution gross margins increasing to 55.9% for the six months ended September 30, 2006 as compared to 34.4% for the six months ended September 30, 2005. Gross profits and gross margins improved based on a change in the sales mix from food products to branded dietary supplements which have a higher per unit sales prices and higher gross margins.

Pharmacy Benefit Management gross profit increased approximately $13,000 or 20.6% to approximately $75,000 for the six months ended September 30, 2006, as compared to approximately $62,000 for the six months ended September 30, 2005. Pharmacy benefit management gross margin was 0.8% for both of the six month periods ended September 30, 2006 and 2005. Gross profit and margins remain constant based on continued industry pressure on controlling per member and per claim revenues as they continue to decline coupled with growing membership, rising number of claims in addition to the rising prescription costs.

Pharmaceutical gross profits decreased $451,000 to a deficit of $(357,000) for the six months ended September 30, 2006 as compared to approximately $94,000 in gross profits for this business segment for the six months ended September 30, 2005. Pharmaceutical gross margins were at a deficit of (141.7)% for the six months ended September 30, 2006 as compared to 43% for the six months ended September 30, 2005. This was based primarily on the Beta-Lactam facility located in Baltimore, Maryland that has no revenue stream but has costs associated with product development and production and laboratory direct labor costs. The Baltimore facility incurred $481,000 of costs with no revenue offset. The facility estimate has been revised and expects to derive revenues from their Beta-Lactams during the fourth quarter ended March 31, 2007. The Belcher facility gross profit, excluding the Baltimore facility, derived $124,000 in gross profits and gross margins of 49.2%.

Selling, General and Administrative Expenses. Selling, general and administrative (“SGA”) expenses consist of advertising and promotional expenses; insurance costs, research and development costs associated with the generic drug segment, personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; stock option compensation expense and depreciation and amortization expenses. Selling, general and administrative expenses, inclusive of stock option compensation expense, depreciation and amortization, increased approximately $1.9 million, or 35.4%, to approximately $7.3 million for the six months ended September 30, 2006, as compared to approximately $5.4 million in the corresponding 2005 period. Approximately $970,000 of the $1.9 million increase was directly attributable to the implementation of SFAS 123R, Share-Based Payments, which required the valuation of and expense recognition for all unvested stock options outstanding. The remaining increase is primarily attributable to additional expenses associated with increased insurance costs, including health, general and product liability insurances; health insurance increased primarily due to an increase in the cost per employee and the number of employees; in addition to external insurance market influences surrounding higher premium costs for all of the Company’s business segments based on our increasing sales revenues, increased rents due to facility expansion, officer and employee salaries have increased in total based on increases in the number of personnel in addition to merit increases all of which were partially offset by approximately $800,000 decreased spending on dietary supplement product and chain store 2005 national advertising and promotions that were not offered or required to be spent during the September 2006 six month period. As a percentage of sales, selling, general and administrative expenses increased to 23.2% for the six months ended September 30, 2006 from 22.3% in the corresponding period in 2005.

Other Income (Expense), Net. For the six months ended September 30, 2006, the balance in other income/(expense), net, decreased approximately $566,000 to $136,000 as compared to $702,000 for the corresponding 2005 period. For the six months ended 2006, the balance was primarily incidental income derived from recycling and construction scrap recovery. Interest expense, net of interest income, decreased approximately $147,000 to approximately $29,000 for the six months ended September 30, 2006, from approximately $176,000 for the six months ended September 30, 2005. The decrease in interest expense was due the Company paying off the remaining balance of the 6% interest convertible debt due to Laurus in the amount of $2.4 million during February 2006.

Income Tax (Expense) Benefit. At September 30, 2006, the Company had recorded $(588,000) of income tax expense as compared to $(284,000) expense for the six months ended September 30, 2005. The increase in tax expense is based on the prior period receiving a reduction in tax expense from loss carryforwards in addition to higher taxable income for the current 2006 period. The expense is based on effective rate calculations as applied to our net income earned based on temporary and permanent differences using the effective tax rates applied to our net income amounts this fiscal year, changes in information gained related to underlying assumptions about the future operations of the Company.

Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation as of and for the three months ended September 30, 2006. Management also believes that its business is not seasonal, however significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company has funded its operational needs from its cash provided from operations and its January through March 2004 receipt of $15 million of gross private placement proceeds based on a $10 million 6% convertible preferred stock private placement and a $5 million convertible 6%, three-year term debt. During December 2004, the holders of the $5 million Series A convertible preferred stock converted all of their preferred shares outstanding in exchange for 800,000 of the Company’s $.01 par value common stock. During February 2006, the Company paid off the remaining $2.4 million 6% interest convertible debt balance along with all fees and penalties by issuing approximately 530,000 shares and simultaneously wrote-off approximate $300,000 to interest expense representing the debt discount remaining balance.

The Company had working capital of approximately $8.6 million at September 30, 2006, inclusive of current portion of long-term obligations, as compared to a working capital of approximately $8.4 at March 31, 2006. The increase in working capital in primarily due to increases in accounts receivable and prepaid expenses and decreases in accounts payable as partially offset by decreases in inventory and cash. All such fluctuations are supported by the increases in credit sales by selling inventory and the continuance of the operational cycle that includes paying outstanding accounts payable representing inventory purchases.

Net cash provided by operating activities was $400,000 for the six months ended September 30, 2006, as compared to net cash provided by operating activities of $757,000 for the six months ended September 30, 2005. Cash provided was primarily attributable to a net income before preferred dividends of approximately $1.1 million based on consolidated gross profits increases of approximately $2.1 million, noncash charges of $970,000 for stock option compensation expense, a $588,000 charge to income tax expense and $482,000 related to depreciation and amortization, decreases in inventory of $904,000 based on increases in sales and net usage of inventories on hand, $106,000 decrease in other accounts receivable, other based on the elimination of a prepaid federal income tax balance all of which is partially offset by increases in trade accounts receivable of $1.8 million as related to increased credit sales, increases in prepaid expenses based on future advertising and insurance premiums, decreases in accounts payable and accrued expenses of approximately $892,000 based on net payments and amortization of amounts due for inventory and insurances and $195,000 increase in amounts due from affiliates based on increased credit sales.

Net cash used in investing activities was $(1.5) million for the six months ended September 30, 2006 as compared to the net cash used of $(3.2) million for the six months ended September 30, 2005. Investing activities represented the R&D related purchases and upgrades of plant and laboratory equipment for generic drug manufacturing and distribution plants, Belcher Pharmaceuticals and American Antibiotics, of $(1.4) million in addition to the net useage of $(82,000) related to the minority interest associated with American Antibiotics.

Net provided by financing activities was $645,000 for the six months ended September 30, 2006 as compared to cash provided by financing activities of $1.5 million for the six months ended September 30, 2005. The 2006 financing activity cash provided was primarily attributable to $750,000 of short-term borrowings for drug manufacturing equipment purchases, $70,000 of proceeds received from vested stock option exercises as partially offset by payments of $175,000 on long-term obligations.

Management believes that cash expected to be generated from operations, current cash reserves, and existing financial arrangements will be sufficient for the Company to meet its capital expenditures and working capital needs for the its short-term operational plans as presently conducted. In consideration of the Company’s long-term strategic plans, the Company is currently evaluating long-term debt financing and other funding options in order to expedite our generic drug, Beta-Lactum and Cephalosporin facilities and research and development expansion plans. The Company’s future liquidity and cash requirements will depend on a wide range of factors, including the level of business in our existing operations, the timing and related outcomes in our drug research and development efforts including when we will receive FDA approvals of any pending ANDAs filed, any continued expansion of manufacturing equipment lines and related facilities and possible acquisitions. In particular, we have added additional manufacturing lines and have purchased additional fully automated manufacturing equipment to meet our present and future growth. Our plans may require the leasing of additional facilities and/or the leasing or purchase of additional equipment in the future to accommodate further expansion of our manufacturing, warehousing and related storage needs. There can be no assurance that any such financing would be available in amounts and on terms acceptable to the Company.

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

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

On September 29, 2006, Schering Corporation (“Schering”) filed an action in the United States District Court for the District of New Jersey, against Belcher Pharmaceuticals, Inc. and GeoPharma, Inc. (along with nineteen other defendants) alleging that the filing of Belcher Pharmaceuticals’ Abbreviated new Drug Application (“ANDA”) for 5 mg Desloratadine Tablets, AB-rated to Clarinex®, infringed U.S. Patent No. 6,100,274 (“the ‘274 patent”) Case No. 3:06-cv-04715-MLC-TJB. On November 8, 2006, Belcher filed a motion to dismiss in the New Jersey case for lack of jurisdiction. On October 5, 2006 Schering filed an action in the United States District Court for the Middle District of Florida, Tampa Division, Case No. 8:06-cv-01843-SCB-EAJ, against Belcher Pharmaceuticals, Inc. and Geopharma, Inc. alleging that the filing of Belcher Pharmaceuticals’ ANDA for 5 mg Desloratadine Tablets, AB-rated to Clarinex®, infringed the ‘274 patent. As of November 14, 2006, neither Belcher nor GeoPharma has been served the Florida complaint. Company management and Belcher disputes Schering’s claims in the two actions and believes its proposed desloratadine product does not infringe the ‘274 patent. The possible outcome cannot be determined at this time.

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

GeoPharma, Inc.

Date: November 14, 2006	By:	/s/ Mihir K. Taneja
Mihir K. Taneja
Chief Executive Officer, Secretary and Director

Date: November 14, 2006	By:	/s/ Carol Dore-Falcone
Carol Dore-Falcone
Vice President and Chief Financial Officer