Form 10-Q
period 2006-12-31
GeoPharma, Inc.
filed 2007-02-14
CIK 1098315

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2006

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

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of February 2, 2006 was 9,858,049 net of treasury.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2006	March 31, 2006
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$793,879	$1,206,017
Certificate of deposit	448,949	433,273
Accounts receivable, net	8,695,927	7,465,025
Accounts receivable, other	513,476	634,684
Inventories, net	5,603,296	5,767,056
Prepaid expenses and other current assets	2,440,893	1,324,339
Due from affiliates	1,072,782	1,162,416

Total current assets	$19,569,202	$17,992,810

Property, plant, leaseholds and equipment, net	9,375,134	8,024,651

Goodwill, net	728,896	728,896
Intangible assets, net	4,674,303	4,384,842
Media credits, net	533,166	799,748
Deferred tax asset	656,800	—
Other assets, net	197,183	166,194

Total assets	$35,734,684	$32,097,141

See accompanying notes to condensed consolidated financial statements

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2006	March 31, 2006
	(Unaudited)	(Audited)
Current liabilities:
Accounts payable	$4,149,851	$4,882,107
Current portion of long-term obligations	1,203,107	1,016,789
Accrued expenses, other liabilities and related party obligations	5,035,342	3,711,153

Total current liabilities	$10,388,300	$9,610,049
Long-term obligations, less current portion	2,327,748	1,666,667

Total liabilities	$12,716,048	$11,276,716

Commitments and contingencies

Minority interest	(984,327)	(582,610)

Shareholders’ equity:
6% convertible preferred stock, Series B, $.01 par value (5,000 shares authorized, 5,000 shares issued and outstanding (liquidation preference $5,000,000)	50	50
Common stock, $.01 par value; 24,000,000 shares authorized; 10,197,666, and 10,051,775 shares issued and outstanding	101,977	100,518
Treasury stock (339,617 and 189,617 common shares, $.01 par value)	(3,396)	(1,896)
Additional paid-in capital	48,143,588	46,593,630
Retained earnings (deficit)	(24,239,256)	(25,289,267)

Total shareholders’ equity	$24,002,963	$21,403,035

Total liabilities and shareholders’ equity	$35,734,684	$32,097,141

See accompanying notes to condensed consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Revenues:
PBM (a related party activity)	$5,078,738	$4,005,797	$14,630,131	$12,190,203
Distribution	3,374,219	4,211,370	9,869,392	11,097,986
Manufacturing	5,831,536	4,052,681	20,860,036	12,706,466
Pharmaceutical	—	99,473	251,845	318,375

Total revenues	$14,284,493	$12,369,321	$45,611,404	$36,313,030

Cost of goods sold:
PBM	5,039,582	3,970,449	14,515,619	12,092,374
Distribution	1,224,369	2,389,624	3,986,597	6,976,251
Manufacturing (excluding depreciation and amortization presented below)	2,849,473	2,655,082	13,607,561	7,781,634
Pharmaceutical	654,640	56,769	813,571	181,466

Total cost of goods sold	$9,768,064	$9,071,924	$32,923,348	$27,031,725

Gross profit:
PBM	39,156	35,348	114,512	97,829
Distribution	2,149,850	1,821,746	5,882,795	4,121,735
Manufacturing	2,982,063	1,397,599	7,252,475	4,924,832
Pharmaceutical	(654,640)	42,704	(561,726)	136,909

Total gross profit	$4,516,429	$3,297,397	$12,688,056	$9,281,305

Selling, general and administrative expenses:
Selling, general and administrative expenses	2,967,892	2,188,404	8,899,103	7,236,094
Stock option compensation expense	427,675	—	1,283,025	—
Depreciation and amortization	347,385	195,947	829,013	530,508

Operating income (loss) before other income and expense	$773,477	$913,046	$1,676,915	$1,514,703
Other income (expense), net:
Other income (expense), net	(410)	16,123	163,889	896,804
Interest expense, net	(33,790)	(129,903)	(62,406)	(305,838)

Total other income (expense), net	$(34,200)	$(113,780)	$101,483	$590,966

Income (loss) before income taxes	$739,277	$799,266	$1,778,398	$2,105,669
Minority interest benefit (expense)	319,998	207,445	984,328	292,406
Income tax benefit (expense)	(300,000)	(567,193)	(888,000)	(851,298)

Net income (loss)	$759,275	$439,518	$1,874,726	$1,546,777
Preferred stock dividends	75,000	75,000	225,000	225,000

Net income (loss) available to common shareholders	$684,275	$364,518	$1,649,726	$1,321,777

Basic income (loss) per share	$.07	$.04	$.17	$.15

Basic weighted average number of common shares outstanding	9,818,924	9,005,134	9,877,749	8,884,866

Diluted income (loss) per share	$.06	$.03	$.14	$.11

Diluted weighted average number of common shares outstanding	13,191,605	12,826,152	13,290,210	12,630,224

See accompanying notes to condensed consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$1,874,726	$1,546,777
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	829,013	530,500
Certificate of deposit accrued interest	(15,676)	(7,346)
Amortization of stock option deferred compensation	1,283,025	33,593
Income tax expense, current	888,000	751,298
Amortization of debt discount to interest expense	—	177,748
(Increase) decrease in net deferred income tax asset	(656,800)	138,000
Changes in operating assets and liabilities:
Accounts receivable, trade, net	(1,230,902)	(4,411,434)
Accounts receivable, other	121,208	471,290
Inventory, net	437,342	(1,607,186)
Prepaid expenses and other current assets	(1,116,798)	(535,730)
Other assets, net	(384,243)	(274,536)
Accounts payable	(732,256)	2,522,433
Accrued expenses	(218,126)	2,371,010
Due from affiliates, net	90,248	(562,996)

Net cash provided by operating activities	$1,168,761	$1,143,421

Cash flows from investing activities:
Purchases of property, plant, leaseholds and equipment	$(2,122,701)	$(5,545,126)
Proceeds (uses) from minority interest, net	(401,717)	687,594

Net cash used by investing activities	$(2,524,418)	$(4,857,532)

Cash flows from financing activities:
Proceeds from issuance of short-term and long-term obligations	$1,078,572	$3,000,000
Payments of long-term obligations	(231,172)	(2,023,820)
Payments of preferred stock dividends	—	—
Proceeds from stock options exercised	96,119	80,138

Net cash provided by financing activities	$943,519	$1,056,318

Net increase (decrease) in cash	(412,138)	(2,657,793)
Cash at beginning of period	1,206,017	6,433,011

Cash at end of period	$793,879	$3,775,218

	Nine Months Ended December 31,
	2006	2005
	(Unaudited)	(Unaudited)
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$43,494	$102,325

Cash paid during the period for income taxes	$140,000	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of common stock issued to pay preferred stock dividends	$225,000	$225,000

See accompanying notes to condensed consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form-10KSB as of and for the years ended March 31, 2006 and 2005 as filed with the Securities and Exchange Commission on June 29, 2006.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

The condensed consolidated financial statements as of December 31, and March 31, 2006 and for the three and nine months ended December 31, 2006 and 2005 include the accounts of GeoPharma, Inc. (the “Company”), (“GeoPharma”), which is continuing to do manufacturing business as Innovative Health Products, Inc. (“Innovative”), and its Florida wholly-owned subsidiaries Breakthrough Engineered Nutrition, Inc. (“Breakthrough”), Libi Labs, Inc. (“Libi”), Belcher Pharmaceuticals, Inc., (“Belcher”), Breakthrough Marketing Inc., (“B-Marketing”), IHP Marketing, Inc., (“IHP-Marketing”), and Go2PBM Services, Inc. (“PBM”) and its Delaware wholly-owned subsidiary, Belcher Capital Corporation, (“Belcher Capital”). Effective August 2005, the Company has a 51% controlling interest in our new Florida-incorporated subsidiary, American Antibiotics, LLC ( “American”), which is accounted for given the consideration of the 49% minority interest. All transactions relating to intercompany balances and transactions have been eliminated in consolidation.

b. Industry Segment

In accordance with the provisions of Statement of Financial Accounting Standards No. 131, (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker related to the allocation of resources and in the resulting assessment of the segment’s overall performance. As of December 31, 2006 and March 31, 2006, the Company had four industry segments in addition to corporate: manufacturing, distribution, pharmacy benefit management and pharmaceutical. The $35,734,684 of total assets as of December 31, 2006 were comprised of $1,831,316 attributable to corporate, $13,111,480 attributable to manufacturing, $6,427,641 attributable to distribution, $834,686 attributable to pharmacy benefit management and $13,529,561 attributable to pharmaceutical. The $32,097,141 of total assets as of March 31, 2006 were comprised of $1,367,236 attributable to corporate, $10,735,828 attributable to manufacturing, $6,540,047 attributable to distribution, $1,496,380 attributable to pharmacy benefit management and $11,957,650 attributable to pharmaceutical.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f. Intangible Assets

Intangible assets consist primarily of goodwill and intellectual property. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company has selected January 1 as the annual date to test these assets for impairment. For the three and nine months ended December 31, 2006 and 2005, amortization expense associated with goodwill was $0. The unamortized balance of goodwill at December 31, and March 31, 2006 was $728,896 with the unamortized balance of intellectual property for the same periods was $1,280,956 and $828,305, respectively. No impairment loss was required to be recorded for assets with indefinite lives.

FAS 142 also requires the intangible assets with definite useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. At December 31, 2006, the $799,748 media credit balance, net, was evaluated for impairment given the consideration of its three year life that expires March 31, 2008. The Company wrote off approximately $267,000 with a charge to the distribution segment’s cost of sales and thus reduced the net media credit asset at December 31, 2006 to $533,166, an amount that the Company believes can be utilized prior to its expiry.

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

i. Earnings (Loss) Per Common Share

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) before preferred dividends by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and preferred stock warrants, officer, employee and nonemployee stock options that are considered potentially dilutive are included in the fully diluted share calculation at December 31, 2006 and 2005. The reconciliation between basic and fully diluted shares are as follows:

	For the Three Months Ended December 31, 2006	For the Three Months Ended December 31, 2005	For the Nine Months Ended December 31, 2006	For the Nine Months Ended December 31, 2005
Net income (loss) per share – basic:
Net income (loss)	$684,275	$364,518	$1,649,726	$1,321,777
Weighted average shares – basic	9,818,924	9,005,134	9,877,749	8,884,866
Net income (loss) per share – basic	$.07	$.04	$.17	$.15
Net income (loss) per share – diluted:
Net income (loss)	$684,275	$364,518	$1,649,726	$1,321,777
Preferred stock dividend	75,000	75,000	225,000	225,000

	$759,275	$439,518	$1,874,726	$1,546,777
Weighted average shares – basic	9,818,924	9,005,134	9,877,749	8,884,866
Effect of preferred stock prior to conversion	833,333	833,333	833,333	833,333
Effect of warrants prior to conversion	562,500	562,500	562,500	562,500
Effect of stock options	1,976,848	2,425,185	2,016,628	2,425,185
Weighted average shares – diluted	13,191,605	12,826,152	13,290,210	12,630,224
Net income (loss) per share – diluted	$.06	$.03	$.14	$.11
Antidilutive items not included	1,170,000	1,170,000	1,170,000	1,170,000

j. Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, requires management to make estimates, assumptions and apply certain critical accounting policies that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at December 31, 2006 and March 31, 2006, as well as the reported amounts of revenues and expenses for the three and nine months ended December 31, 2006 and 2005. Estimates and assumptions used in our financial statements are based on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions also require the application of certain accounting policies, many of which require estimates and assumptions about future events and their effect on amounts reported in the financial statements and related notes. We periodically review our accounting policies and estimates and makes adjustments when facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on our financial condition, results of operations and cash flows.

k. Concentration of Credit Risk

Concentrations of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable, net at December 31, 2006. Six customers, General Nutrition Distribution with 23.2%, Spectrum Group with 21.2%, Berkeley Premium Nutraceuticals with 10.1%, Walgreens with 7.9%, Rite Aid Corporation with 8% and CarePlus, a related party with 8.7% of the total of trade accounts receivable. As of March 31, 2006, four customers, General Nutrition Distribution with 31.4%, Spectrum Group with 21.4%, NutraCea with 10% and Rite Aid Corporation with 7.9% of the total of trade accounts receivable.

For the three months ended December 31, 2006, four customers individually exceeded 5% of our total consolidated revenues which included General Nutrition Distribution for 18.0%, 9.0% for Berkeley Premium Nutraceuticals, 7.6% for Spectrum Group, and 35.6% for CarePlus Health, a related party, in relation to total consolidated revenues and for the three months ended December 31, 2005, four customers exceeded 5% of our total consolidated revenues, General Nutrition Distribution for 27.1%, 6.6% for Spectrum Group, 6.5% for Berkeley Premium Nutraceuticals, and 32.4% for CarePlus, a related party.

For the nine months ended December 31, 2006, five customers individually exceeded 5% of our total consolidated revenues which included General Nutrition Distribution for 15.8%, 12.0% for Spectrum Group, 7.3% for both NutraCea and Berkeley Premium Nutraceuticals and 32.1% for CarePlus Health, a related party, in relation to total consolidated revenues and for the nine months ended December 31, 2005, four customers exceeded 5% of our total consolidated revenues, General Nutrition Distribution for 13.9%, 11.8% for Spectrum Group, 5.2% for Berkeley Premium Nutraceuticals , and 33.6% for CarePlus, a related party.

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

m. Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $180,654 and $216,506 for the three months ended December 31, 2006 and 2005 and $525,733 and $1,474,359 for the nine months ended December 31, 2006 and 2005, respectively.

n. Research and Development Costs

Costs incurred to develop our generic pharmaceutical products are expensed as incurred and charged to research and development (“R&D”). R&D expensed for the three and nine months ended December 31, 2006 were $308,528 and $942,275, respectively and was $112,217 and $248,447 for the three and nine months ended December 31, 2005.

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

Long-term Obligations: The fair value of the Company’s fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At December 31 and March 31, 2006, the fair value of the Company’s long-term obligations approximated its carrying value.

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

r. Reclassifications

Certain reclassifications have been made to the financial statements for the three and nine months ended December 31, 2005 to conform to the presentation for the three and nine months ended December 31, 2006.

NOTE 3—ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consist of the following:

	December 31, 2006	March 31, 2006
Trade accounts receivable	$8,930,613	$7,557,309
Less allowance for uncollectible accounts	(234,686)	(92,284)

	$8,695,927	$7,465,025

As of December 31, 2006, the total accounts receivable balance of $8,930,613 includes $4,882,590 related to the Company’s manufacturing segment and $4,048,023 as related to the Company’s distribution segment. As of March 31, 2006, the total accounts receivable balance of $7,557,309 includes $3,545,079 related to the Company’s manufacturing segment and $4,012,230 related to the Company’s distribution segment.

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

NOTE 4—INVENTORIES, NET

Inventories, net, consist of the following:

	December 31, 2006	March 31, 2006
Processed raw materials and packaging	$3,594,152	$4,517,472
Work in process	369,203	318,462
Finished goods	1,821,802	1,094,862

	$5,785,157	$5,930,796
Less reserve for obsolescence	(181,861)	(163,740)

	$5,603,296	$5,767,056

As of December 31, 2006, the total inventory balance of $5,785,157 includes $4,353,797 related to the Company’s manufacturing segment, $803,246 related to the Company’s distribution segment and $628,114 related to the Company’s pharmaceutical segment. As of March 31, 2006, the total inventory balance of $5,930,796 includes $4,840,536 related to the Company’s manufacturing segment, $697,073 related to the Company’s distribution segment and $393,187 as related to the pharmaceutical segment.

NOTE 5—INCOME TAXES

Income taxes for the nine months ended December 31, 2006 and 2005 differ from the amounts computed by applying the effective income tax rates to income before income taxes as a result of the following:

	2006	2005
Computed tax expense at the statutory rate (37.63%)	$1,040,000	$888,000
Increase (decrease) in taxes resulting from:
Effect of permanent differences:
Non deductible	26,000	58,000
Other, net	(221,000)	5,298
Change in net operating loss estimate	(200,000)	—
Change in valuation allowance	243,000	(100,000)

Income tax (benefit) expense	$888,000	$851,298

Temporary differences that give rise to deferred tax assets and liabilities are as follows:

	2006	2005
Deferred tax assets:
Bad debts	$156,000	$47,400
Inventories	68,000	51,000
Accrued vacation	39,000	16,000
Deposits	119,000	57,000
Deferred rent	140,000	—
Stock options	487,000	—
Net operating loss carryforwards	181,000	—

Deferred tax asset	$1,190,000	$171,400
Deferred tax asset valuation	(243,000)	—

Deferred tax asset	$947,000	$171,400

Deferred tax liabilities:
Fixed asset basis differences	$(233,000)	$(324,700)
Amortization	(57,200)	(53,000)

	$(290,200)	$(377,700)

Net deferred tax asset (liability) recorded	$656,800	$(206,300)

At December 31, 2006, the Company has a tax net operating loss of approximately $500,000 which begins to expire in 2018.

NOTE 6—STOCK OPTION PLANS

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

SFAS 123R now applies to all of our existing outstanding unvested share-based payment stock option awards as well as any and all future awards. We have elected to use the modified prospective transition as opposed to the modified retrospective transition method such that financial statements prior to adoption remain unchanged. The Black-Scholes model will continue to be the Company’s method of compensation expense valuation as was used by the Company previously in the proforma disclosures. For the three and nine months ended December 31, 2006, the Company recorded $427,675 and $1,283,025, respectively, as compensation expense representing unvested employee and nonemployee stock options and is classified as a selling, general and administrative (“SGA”) expense based on the implementing SFAS 123R effective April 1, 2006 as compared to the proforma-only requirement for the corresponding three and nine month periods ended December 31, 2006. The pro forma net earnings per common share, as if the Company had elected to account for its employee and nonemployee stock options consistent with the methodology prescribed by SFAS No. 123R, are shown as follows:

	Three months ended		Nine months ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Net income (loss)
As reported	$684,275	$364,518	$1,649,726	$1,321,777

Pro forma	$—	$(101,189)	$—	$585,537

Net income (loss) per common share:
Basic income (loss) per share:
As reported	$.07	$.04	$.17	$.15

Pro forma	$—	$(.01)	$—	$.10

Diluted income (loss) per share:
As reported	$.06	$.03	$.14	$.11

Pro forma	$—	$(.01)	$—	$.08

NOTE 7—RELATED PARTY TRANSACTIONS

Revenues: For the three months ended December 31, 2006 and 2005, manufacturing revenues of approximately $19,613 and $48,355 respectively, were recorded from sales by the Company to subsidiaries of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the three months ended December 31, 2006 and 2005, manufacturing revenues of $177,867 and $192,942, respectively, were recorded from sales by the Company to VerticalHealth Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a shareholder.

For the three months ended December 31, 2006 and 2005, pharmacy benefit management revenues of approximately $5,078,746 and $4,005,797 respectively, were recorded from sales by the Company to CarePlus Health Plan, an affiliate of the Company’s greater than 10% shareholder Mssr. Zappala. Our wholly-owned subsidiary, Go2PBM Services, Inc., derives 100% of its revenues from this contract.

Revenues: For the nine months ended December 31, 2006 and 2005, manufacturing revenues of approximately $79,736 and $150,631 respectively, were recorded from sales by the Company to subsidiaries of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the nine months ended December 31, 2006 and 2005, manufacturing revenues of $590,111 and $496,926, respectively, were recorded from sales by the Company to VerticalHealth Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a shareholder.

For the nine months ended December 31, 2006 and 2005, pharmacy benefit management revenues of approximately $14,630,156 and $12,190,203 respectively, were recorded from sales by the Company to CarePlus Health Plan, an affiliate of the Company’s greater than 10% shareholder Mssr. Zappala. Our wholly-owned subsidiary, Go2PBM Services, Inc., derives 100% of its revenues from this contract.

Trade Accounts Receivable/ Trade Accounts Payable—Amounts due from affiliates and amounts due to affiliates represent balances owed to or amounts owed by the Company for sales occurring in the normal course of business. Amounts due from and amounts to these affiliates are in the nature of trade receivables or payables and fluctuate based on sales volume and payments received.

As of December 31, and March 31, 2006, for the manufacturing segment, $25,569 and $25,888 was due from subsidiaries of Dynamic Health Products and $288,165 and $140,038 was due from Vertical Health, Inc.

As of December 31, and March 31, 2006, for the pharmacy benefit management segment, $759,048 and $995,452 was due from CarePlus.

NOTE 8—LEGAL

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for the periods indicated.

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	68.4%	73.3%	72.2%	74.4%

Gross profit	31.6%	26.7%	27.8%	25.6%
Selling, general and administrative expenses (including depreciation and amortization)	23.2%	19.3%	21.3%	21.4%
Stock option compensation expense	3.0%	—	2.8%	—
Other income (expense), net	(0.2)%	(0.9)%	0.2%	1.6%

Income before minority interest, income taxes and preferred dividends	5.2%	6.5%	3.9%	5.8%
Minority interest benefit	2.2%	1.7	2.2%	0.8%
Income tax (expense) / benefit	(2.1)%	(4.6)%	(2.0)%	(2.3)%
Preferred dividends	0.5%	0.6%	0.5%	0.6%

Net income (loss)	4.8%	3.0%	3.6%	3.6%

Three Months Ended December 31, 2006, Compared to the Three Months Ended December 31, 2005

Revenues. Total consolidated revenues increased approximately $1.9 million, or 15.5%, to approximately $14.3 million for the three months ended December 31, 2006, as compared to approximately $12.4 million for the three months ended December 31, 2005.

Manufacturing revenues increased approximately $1.7 million, or 43.9%, to approximately $5.8 million for the three months ended December 31, 2006, as compared to approximately $4.1 million for the corresponding period. Overall, manufacturing capacities and capabilities continue to be increased as we have added additional more advanced, higher speed production equipment. Our customer base and their relate order volumes are increasing also.

Distribution revenues decreased approximately $837,000 or 19.9% to approximately $3.4 million for the three months ended December 31, 2006, as compared to $4.2 million for the three months ended December 31, 2005. Overall, sales prices vary for all product lines dependent upon a customer’s individual as well as aggregate purchase volumes in addition to the number of distribution points of sale and advertising dollars projected to be spent. For the three months ended December 31, 2006, 5,643 cases of Hoodia Dex-L10 were sold versus 5,565 cases sold for the three months ended December 31, 2005 based on the product introduction and the transfer of the brand from an unrelated third party during February 2006. Although the number of Hoodia cases sold appears comparable for both periods, due to the change in ownership in the brand, sales revenues and related sales pricing structure was not comparable. Hoodia Dex-L10 is comprised of four SKUs; Dex-L10, Dex-L10 complete, Dex-L10 chocolate chews and Dex-L10 lemon-lime chews. For the three months ended December 31, 2006, no cases of CarbSlim were sold versus 1,176 cases sold for the three months ended December 31, 2005, a 100% case-sale decrease. CarbSlim is comprised of ten SKUs, two sizes of: peanut butter crunch, chocolate caramel crunch, mint, peanut butter cookie dough, chocolate chip cookie dough. The Lean Protein Bites product line is comprised of four SKUs, milk chocolate, white chocolate, peanut butter and lemon. For the three months ended December 31, 2006, no cases were sold as compared to the three months ended December 31, 2005, where 862 total cases were sold, a case-sale decline of 100%. The decrease in both food product case sales are due to the decrease in the number of national and regional distribution points in addition to the Company has shifted its focus more towards their branded Dex-L10 dietary supplements rather than its food product lines based on more favorable margins. The total distribution revenues for the three months ended December 31, 2006 were derived from 100% dietary supplement sales with none of the total distribution revenues being derived from consumer foods as compared to the corresponding period in 2005 whereas 97.7% of distribution revenues were derived from dietary supplement case sales with 2.3% of distribution revenues being derived from our consumer food products.

Pharmacy benefit management revenues increased 26.8% or approximately $1.1 million to $5.1 million for the three months ended December 31, 2006, as compared to $4.0 million for the three months ended December 31, 2005. The increase results from the increase in overall membership and prescriptions filled in the two health plans as compared to the corresponding 2005 period. Revenue per member remained constant for both of the fiscal years.

Pharmaceutical revenues decreased $99,000 as there were no pharmaceutical sales for the three months ended December 31, 2006 as compared to $99,000 in sales for this business segment for the corresponding 2005 period. The Company expects to generate pharmaceutical revenues for the quarter ending March 31, 2007 but such estimate is solely based on receiving an FDA approval which is not under the Company’s control.

Gross Profit. Total gross profit increased approximately $1.2 million or 37%, to $4.5 million for the three months ended December 31, 2006, as compared to $3.3 million for the three months ended December 31, 2005. Total gross margins increased to 31.6% for the three months ended December 31, 2006 from 26.7% for the three months ended December 31, 2005.

Manufacturing gross profit increased approximately $1.6 million, or 113.4%, to approximately $3.0 million for the three months ended December 31, 2006, as compared to approximately $1.4 million in the corresponding period in 2005. For the three months ended December 31, 2006 manufacturing gross margin increased to 51.1%, from 34.5% in the corresponding period in 2005. Sales, gross profits and gross margins have increased due to a higher concentration of higher margin contract cosmetic-related products versus contract nutraceutical dietary supplement sales.

Distribution gross profits increased 18% or approximately $328,000 to approximately $2.1 million for the three months ended December 31, 2006, as compared to approximately $1.8 million for the three months ended December 31, 2005, with distribution gross margins increasing to 63.7% for the three months ended December 31, 2006 as compared to 43.3% for the three months ended December 31, 2005. Although sales revenues have declined, gross profits and gross margins improved based on a change in the sales mix from food products to branded dietary supplements which have a higher per unit sales prices and higher gross margins in addition to the fact that the Company had brand ownership effective February 2006 which allowed for higher sales revenues in addition to lower product costs and reduced commissions.

Pharmacy Benefit Management gross profit increased approximately $4,000 or 10.8% to approximately $39,000 for the three months ended December 31, 2006, as compared to approximately $35,000 for the three months ended December 31, 2005. Pharmacy benefit management gross margin was 0.8% for both of the three month periods ended December 31, 2006 and 2005. Gross profit and margins remain constant based on continued industry pressure on controlling per member and per claim revenues as they continue to decline coupled with growing membership, rising number of claims in addition to the rising prescription costs.

Pharmaceutical gross profits decreased $698,000 to a deficit of $(655,000) for the three months ended December 31, 2006 as compared to approximately $43,000 in gross profits for this business segment for the three months ended December 31, 2005. Pharmaceutical gross margins were at a deficit for the three month period ended December 31, 2006 as compared to 42.9% for the three months ended December 31, 2005. This was based primarily on the Beta-Lactam facility located in Baltimore, Maryland and both our Tampa Bay, Florida facilities for Cephalosporin and the other for generic pharmaceuticals have no revenue stream but have costs associated with product development and production and laboratory direct labor costs. The Baltimore facility incurred $205,000 of costs with no revenue offset with the Tampa facilities together incurring $450,000 of costs with no revenue offset.

Selling, General and Administrative Expenses. Selling, general and administrative (“SGA”) expenses consist of advertising and promotional expenses; insurance costs, research and development costs associated with the generic drug segment, personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; stock option compensation expense and depreciation and amortization expenses. Selling, general and administrative expenses, inclusive of stock option compensation expense, depreciation and amortization, increased approximately $1.3 million, or 57.0%, to approximately $3.7 million for the three months ended December 31, 2006, as compared to approximately $2.4 million in the corresponding 2005 period. Approximately $428,000 of the $1.4 million increase was directly attributable to the implementation of SFAS 123R, Share-Based Payments, which required the valuation of and expense recognition for all unvested stock options outstanding. The remaining increase is primarily attributable to additional expenses associated with increased insurance costs, including health, general and product liability insurances; health insurance increased primarily due to an increase in the cost per employee and the number of employees; in addition to external insurance market influences surrounding higher premium costs for all of the Company’s business segments based on our increasing sales revenues, increased rents due to facility expansion, officer and employee salaries have increased in total based on increases in the number of personnel in addition to merit increases. As a percentage of sales, selling, general and administrative expenses increased to 26.2% for the three months ended December 31, 2006 from 19.3% in the corresponding period in 2005.

Other Income (Expense), Net. For the three months ended December 31, 2006, the balance in other income/(expense), net, decreased approximately $80,000 to ($34,000) as compared to ($114,000) for the corresponding 2005 period. For the three months ended 2006 and 2005, the balance was primarily interest expense and the decrease is due to lower amounts of debt outstanding since the Company paid off the remaining balance of the 6% interest convertible debt due to Laurus in the amount of $2.4 million during February 2006.

Income Tax (Expense) Benefit. At December 31, 2006, the Company had recorded $(300,000) of income tax expense as compared to $(567,000) expense for the three months ended December 31, 2005. The decrease in tax expense is based on the current period receiving a reduction in tax expense from loss carryforwards. The expense is based on effective rate calculations as applied to our net income earned based on temporary and permanent differences using the effective tax rates applied to our net income amounts this fiscal year and possible changes in information gained related to underlying assumptions about the future operations of the Company.

Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation as of and for the three months ended December 31, 2006. Management also believes that its business is not seasonal, however significant promotional activities can have a direct impact on sales volume in any given quarter.

Nine Months Ended December 31, 2006, Compared to the Nine Months Ended December 31, 2005

Revenues. Total consolidated revenues increased approximately $9.3 million, or 25.6%, to approximately $45.6 million for the nine months ended December 31, 2006, as compared to approximately $36.3 million for the three months ended December 31, 2005.

Manufacturing revenues increased approximately $8.2 million, or 64.2%, to approximately $20.9 million for the nine months ended December 31, 2006, as compared to approximately $12.7 million for the corresponding period. Overall, manufacturing capacities and capabilities continue to be increased as we have added additional more advanced, higher speed production equipment. Our customer base and their relate order volumes are increasing also.

Distribution revenues decreased approximately $1.2 million or 11.1% to approximately $9.9 million for the nine months ended December 31, 2006, as compared to $11.1 million for the nine months ended December 31, 2005. Overall, sales prices vary for all product lines dependent upon a customer’s individual as well as aggregate purchase volumes in addition to the number of distribution points of sale and advertising dollars projected to be spent. For the nine months ended December 31, 2006, 16,390 cases of Hoodia Dex-L10 were sold versus 7,401 cases sold for the three months ended December 31, 2005 based on the product introduction and the transfer of the brand from an unrelated third party during February 2006. Hoodia Dex-L10 is comprised of four SKUs; Dex-L10, Dex -L10 complete, Dex-L10 chocolate chews and Dex-L10 lemon-lime chews. For the nine months ended December 31, 2006, 167 cases of CarbSlim were sold versus 8,506 cases sold for the nine months ended December 31, 2005, a 98% case-sale decrease. CarbSlim is comprised of ten SKUs, two sizes of: peanut butter crunch, chocolate caramel crunch, mint, peanut butter cookie dough, chocolate chip cookie dough. The Lean Protein Bites product line is comprised of four SKUs, milk chocolate, white chocolate, peanut butter and lemon. For the nine months ended December 31, 2006, 109 cases were sold as compared to the nine months ended December 31, 2005, where 3,274 total cases were sold, a case-sale decline of 97%. The decrease in both food product case sales are due to the decrease in the number of national and regional distribution points in addition to the Company has shifted its focus more towards their branded Dex-L10 dietary supplements rather than its food product lines based on more favorable margins. The total distribution revenues for the nine months ended December 31, 2006 were derived from 99% dietary supplement sales with less than 1% of the total distribution revenues being derived from consumer foods as compared to the corresponding period in 2005 whereas 97.7% of distribution revenues were derived from dietary supplement case sales with 2.3% of distribution revenues being derived from our consumer food products.

Pharmacy benefit management revenues increased 20% or approximately $2.4 million to $14.6 million for the nine months ended December 31, 2006, as compared to $12.2 million for the nine months ended December 31, 2005. The increase results from the increase in overall membership and prescriptions filled in the two health plans as compared to the corresponding 2005 period. Revenue per member remained constant for both of the fiscal years.

Pharmaceutical revenues decreased $66,000 to $252,000 for the nine months ended December 31, 2006 as compared to $318,000 in sales for this business segment for the corresponding 2005 period. The Company did not generate any pharmaceutical sales during the three months ended December 31, 2006 and expects to generate pharmaceutical revenues for the quarter ending March 31, 2007 but such estimate is solely based on receiving an FDA approval which is not under the Company’s control.

Gross Profit. Total gross profit increased approximately $3.4 million or 36.7%, to $12.7 million for the nine months ended December 31, 2006, as compared to $9.3 million for the nine months ended December 31, 2005. Total gross margins increased to 27.8% for the nine months ended December 31, 2006 from 25.6% for the nine months ended December 31, 2005.

Manufacturing gross profit increased approximately $2.4 million, or 47.3%, to approximately $7.3 million for the nine months ended December 31, 2006, as compared to approximately $4.9 million in the corresponding period in 2005. For the nine months ended December 31, 2006, manufacturing gross margin decreased to 34.8%, from 38.8% in the corresponding period in 2005. Although gross margins did not increase, sales and gross profits have increased due to increased sales.

Distribution gross profits increased 42.7% or approximately $1.8 million to approximately $5.9 million for the nine months ended December 31, 2006, as compared to approximately $4.1 million for the nine months ended December 31, 2005, with distribution gross margins increasing to 59.6% for the nine months ended December 31, 2006 as compared to 37.1% for the nine months ended December 31, 2005. Although sales revenues have declined, gross profits and gross margins improved based on a change in the sales mix from food products to branded dietary supplements which have a higher per unit sales prices and higher gross margins in addition to the fact that the Company had brand ownership effective February 2006 which allowed for higher sales revenues in addition to lower product costs and reduced commissions.

Pharmacy Benefit Management gross profit increased approximately $17,000 or 17.1% to approximately $115,000 for the nine months ended December 31, 2006, as compared to approximately $98,000 for the nine months ended December 31, 2005. Pharmacy benefit management gross margin was 0.8% for both of the nine month periods ended December 31, 2006 and 2005. Gross profit and margins remain constant based on continued industry pressure on controlling per member and per claim revenues as they continue to decline coupled with growing membership, rising number of claims in addition to the rising prescription costs.

Pharmaceutical gross profits decreased $699,000 to a deficit of $(562,000) for the nine months ended December 31, 2006 as compared to approximately $137,000 in gross profits for this business segment for the nine months ended December 31, 2005. Pharmaceutical gross margins were at a deficit for the nine month period ended December 31, 2006 as compared to 43% for the nine months ended December 31, 2005. This was based primarily on the Beta-Lactam facility located in Baltimore, Maryland and both our Tampa Bay, Florida facilities for Cephalosporin and the other for generic pharmaceuticals have no revenue stream but have costs associated with product development and production and laboratory direct labor costs. The Baltimore facility incurred $686,000 of costs with no revenue offset with the Tampa facilities together incurring approximately $1.2 million of costs with no revenue offset.

Selling, General and Administrative Expenses. Selling, general and administrative (“SGA”) expenses consist of advertising and promotional expenses; insurance costs, research and development costs associated with the generic drug segment, personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; stock option compensation expense and depreciation and amortization expenses. Selling, general and administrative expenses, inclusive of stock option compensation expense, depreciation and amortization, increased approximately $3.2 million to approximately $11.0 million for the nine months ended December 31, 2006, as compared to approximately $7.8 million in the corresponding 2005 period. Approximately $1.3 million of the $3.2 million increase was directly attributable to the implementation of SFAS 123R, Share-Based Payments, which required the valuation of and expense recognition for all unvested stock options outstanding. The remaining increase is primarily attributable to additional expenses associated with increased insurance costs, including health, general and product liability insurances; health insurance increased primarily due to an increase in the cost per employee and the number of employees; in addition to external insurance market influences surrounding higher premium costs for all of the Company’s business segments based on our increasing sales revenues, increased rents due to facility expansion, officer and employee salaries have increased in total based on increases in the number of personnel in addition to merit increases and legal expenses as partially offset by $900,000 in decreased spending for our distribution segment advertising. As a percentage of sales, selling, general and administrative expenses increased to 24.1% for the nine months ended December 31, 2006 from 21.4% in the corresponding period in 2005.

Other Income (Expense), Net. For the nine months ended December 31, 2006, the balance in other income/(expense), net, decreased approximately $490,000 to $101,000 as compared to $591,000 for the corresponding 2005 period. The decline in other income was primarily due to the 2005 period including the final settlement balance of our fire insurance settlement as partially offset by interest expense of $306,000 as compared to the current nine month period where no insurance proceeds were received and interest expense was $62,000. The decrease in interest expense is due to lower amounts of debt outstanding since the Company paid off the remaining balance of the 6% interest convertible debt due to Laurus in the amount of $2.4 million during February 2006.

Income Tax (Expense) Benefit. For the nine months ended December 31, 2006, the Company had recorded $(888,000) of income tax expense as compared to $(851,000) expense for the nine months ended December 31, 2005. The change in tax expense in consideration of higher taxable income for the current period is based on the current period receiving a reduction in tax expense from loss carryforwards. The expense is based on effective rate calculations as applied to our net income earned based on temporary and permanent differences using the effective tax rates applied to our net income amounts this fiscal year and possible changes in information gained related to underlying assumptions about the future operations of the Company.

Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation as of and for the nine months ended December 31, 2006. Management also believes that its business is not seasonal, however significant promotional activities can have a direct impact on sales volume in any given quarter.

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

The Company had working capital of approximately $9.2 million at December 31, 2006, inclusive of current portion of long-term obligations, as compared to a working capital of approximately $8.4 at March 31, 2006. The increase in working capital in primarily due to increases in accounts receivable and prepaid expenses and decreases in accounts payable as partially offset by decreases in inventory and cash. All such fluctuations are supported by the increases in credit sales by selling inventory and the continuance of the operational cycle that includes paying outstanding accounts payable representing inventory purchases.

Net cash provided by operating activities was approximately $1.17 million for the nine months ended December 31, 2006, as compared to net cash provided by operating activities of $1.14 million for the nine months ended December 31, 2005. Cash provided was primarily attributable to a net income before preferred dividends of approximately $1.9 million based on consolidated gross profits increases of approximately $3.4 million, noncash charges of $1.3 million for stock option compensation expense, a $888,000 charge to income tax expense and $829,000 related to depreciation and amortization, decreases in inventory, inclusive of the $267,000 media credit impairment charge, of $437,000 based on net usage of inventories on hand and $121,000 decrease in other accounts receivable based on net cash collections all of which is partially offset by increases in trade accounts receivable of $1.3 million as related to increased credit sales, increases in deferred tax asset of $657,000, $1.1 million in increases in prepaid expenses based on future advertising and insurance premiums and decreases in accounts payable and accrued expenses of approximately $950,000 based on net payments and amortization of amounts due for inventory, commissions and insurances and approximately $384,000 related to other assets as specifically spent on generic drug-related intellectual property.

Net cash used in investing activities was approximately $(2.5) million for the nine months ended December 31, 2006 as compared to the net cash used of $(4.9) million for the nine months ended December 31, 2005. Investing activities represented the R&D related purchases and upgrades of plant and laboratory equipment for generic drug manufacturing and distribution plants, Belcher Pharmaceuticals and American Antibiotics, of $(2.1) million in addition to the net usage of $(402,000) related to the minority interest associated with American Antibiotics.

Net cash provided by financing activities was $944,000 for the nine months ended December 31, 2006 as compared to cash provided by financing activities of $1.1 million for the nine months ended December 31, 2005. The 2006 financing activity cash provided was primarily attributable to $1.1 million of short-term borrowings for insurances and drug manufacturing equipment purchases, $96,000 of proceeds received from vested stock option exercises as partially offset by payments of $231,000 on short- and long-term obligations.

Management believes that cash expected to be generated from operations, current cash reserves, and existing financial arrangements will be sufficient for the Company to meet its capital expenditures and working capital needs for the its short-term operational plans as presently conducted. In consideration of the Company’s long-term strategic plans, the Company is currently evaluating long-term debt financing and other funding options in order to expedite our generic drug, Beta-Lactam and Cephalosporin facilities and research and development expansion plans. The Company’s future liquidity and cash requirements will depend on a wide range of factors, including the level of business in our existing operations, the timing and related outcomes in our drug research and development efforts including when we will receive FDA approvals of any pending ANDAs filed, any continued expansion of manufacturing equipment lines and related facilities and possible acquisitions. In particular, we have added additional manufacturing lines and have purchased additional fully automated manufacturing equipment to meet our present and future growth. Our plans may require the leasing of additional facilities and/or the leasing or purchase of additional equipment in the future to accommodate further expansion of our manufacturing, warehousing and related storage needs. There can be no assurance that any such financing would be available in amounts and on terms acceptable to the Company.

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

Part II – OTHER INFORMATION

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

GeoPharma, Inc.

Date: February 14, 2007	By:	/s/ Mihir K. Taneja
Mihir K. Taneja
Chief Executive Officer, Secretary and Director

Date: February 14, 2007	By:	/s/ Carol Dore-Falcone
Carol Dore-Falcone
Vice President and Chief Financial Officer