Form 10-K
period 2007-03-31
GeoPharma, Inc.
filed 2007-06-29
CIK 1098315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2007

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

Common Capital Stock

(Title of Class)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No.  ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Issuer’s revenues for its most recent fiscal year were $59,792,137.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 25, 2007 was $34,257,231. Number of shares outstanding of the Issuer’s common stock at $.01 par value as of June 25, 2007 was 11,285,231.

Documents Incorporated by Reference: None  ☒

Transitional Small Business Disclosure Format:    Yes  ☒    No  ☐

GEOPHARMA,INC.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Caution Regarding Forward-Looking Statements

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

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) changes in the regulatory and general economic environment related to the health care, generic drug and nutraceutical industry; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost and expenses, such as increased competition, lack of qualified marketing, management or other personnel, and increased labor and inventory costs; (iv) changes in technology or customer requirements, which could render the Company’s technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales and (vi) its customers’ willingness to accept its Internet platform in the future. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings “Business,” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-K as of and for the year ended March 31, 2007. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

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

Business Overview

At GeoPharma, Inc. we manufacture, package and distribute private label dietary supplements, over-the-counter and generic drugs and health and beauty products for companies worldwide under four of our Florida-incorporated companies, Innovative Health Products, Inc., Libi Labs, Belcher Pharmaceuticals, Inc. and Breakthrough Engineered Nutrition, Inc. Innovative Health Products and Libi Labs specialize in the development and manufacture of a broad range of nutritional supplements and cosmeceuticals. As a private-label contract manufacturer, we develop and manufacture for ourselves, and our customers, dietary supplements and health and beauty care products for distribution through various outlets. Belcher Pharmaceuticals, Inc is a state-of-the-art FDA-registered, drug development and manufacturing facility for generic and over-the-counter (“OTC”) drugs. Our fourth Florida corporation, Breakthrough Engineered Nutrition, Inc., develops, markets and distributes its own branded dietary supplements. DEX-L10, DEX-C20, OxyFirm and Cortiloss are Breakthrough’s current dietary supplement brands. Breakthrough’s products are distributed nationwide and internationally in specialty, food, drug and mass outlets, including Target, Wal-Mart, GNC, Walgreens, CVS, Rite Aid, Duane Reade and many others. We also have an established network of brokers and distributors strategically located across the United States and Canada. Go2PBM Services, Inc. is our pharmacy benefit management company that manages multiple health care plan members and the administration of their related pharmacy claims.

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

We have developed several proprietary branded product lines within our distribution business segment that are currently being sold nationally. DEX-L10 is a Hoodia-based dietary supplement branded product line that has been clinically proven to suppress one’s appetite and thus aids in weight loss. Hooda is a type of cactus that is grown, harvested and imported from Africa. DEX-L10 has a number of SKUs that include an appetite-suppressant product, DEX-L10 Complete, an appetite suppressant and energy product, and now a DEX-L10 soft chew sold in two flavors, chocolate and lemon lime. We plan on further developing and expanding these lines into other flavors and packaged forms of our unique, high-protein, sugar-free foods and energy products. For both our manufacturing and distribution segments, we market our product lines using our own telemarketing efforts as well as utilizing brokers to increase the awareness and availability of our offerings and capabilities.

In the year 2000, we entered into a contract with CarePlus, to provide pharmacy benefit management services to its members through two of their health plans, through our wholly-owned subsidiary, Go2PBM Services, Inc. In addition, the agreement allowed us to be the organization’s private label over-the-counter supplier of healthcare and healthcare related products. Effective May 15, 2007, the contract was mutually terminated.

Through the development of our generic and over -the-counter drugs, private label manufacturing, branded distribution products and pharmacy benefit management efforts, we intend to provide wholesale, retail, and institutional customers with an efficient source for their generic and over-the-counter drug products, nutritional and functional convenience foods and other pharmacy-related product needs. By vertically integrating our core business operations, we believe we have, and will continue, to achieve increased brand recognition and exposure, ancillary product and service revenues, and will be able to provide competitively priced products, quick turn around and overall superior customer service.

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

During the fiscal years ended March 31, 2007 and 2006, Belcher Pharmaceuticals has made substantial progress in the animal and human ANDA areas and has strengthened laboratory staff, adding more analytical equipment and manufacturing machinery. The blending, tableting and liquid manufacturing areas have been expanded in line with our generic drug strategic plans. Belcher has filed a patent on a novel method to stabilize the drug Levothyroxine. Levothyroxine, sold under the brand names, Abbott’s Synthroid® and King Pharmaceutical’s Soloxine®/Levoxyl®, is used for humans as well as pets to treat thyroid-related conditions. Levothyroxine is the second most prescribed drug in the United States with over 13 million patients and according to NDC Health 2002, the combined retail sales for all Levothyroxine sodium tablet products was approximately $ 1.1 billion (2002). Due to unique stability problems associated with this drug, millions of tablets have been recalled per data received from the FDA. We have solved this problem by using a unique stabilizing method. Using this novel method, the stability of the drug is substantially improved. We will be applying this method to both human as well as animal versions of this drug. This is expected to offer us a competitive advantage in the market. The human version of levothyroxine sodium is in the advanced stage of development. We have contracted out the bioequivalence work on this drug to a unaffiliated third-party clinical lab. We also have developed two versions of levothyroxine drugs for the animal market. The development work includes product formulation, stability studies under accelerated and real time conditions, methods and process validation, and related analytical work required to support the Company’s filing with the FDA of an animal ANDA and a human ANDA.

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

We contract with outside laboratories to conduct bioequivalency studies. Bioequivalency studies must be conducted and documented in conformity with FDA standards (see “Government Regulation”) and are used to demonstrate that the rate and extent of absorption of a generic drug is not different from the corresponding brand name drug. Research and development expenses for fiscal year ended March 31, 2007 totalled approximately $1,500,000, consisting primarily of salaries, bioequivalency studies and laboratory supplies. Research and development costs are expensed as incurred. Research and development expenses for fiscal year ended March 31, 2006 totalled approximately $500,000, consisting primarily of salaries, bioequivalency studies and laboratory supplies. Research and development costs are expensed as incurred. Machinery and laboratory equipment expenditures made during the 2006 fiscal year approximated an additional $1.2 million which was capitalized and will be depreciated over their useful lives. Research and development expenses for fiscal year ended March 31, 2005 totalled approximately $263,000, consisting primarily of salaries, bioequivalency studies and laboratory supplies. Research and development costs are expensed as incurred. Machinery and laboratory equipment expenditures made during the 2005 fiscal year approximated an additional $719,000 which was capitalized and will be depreciated over their useful lives.

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

We plan to hire additional marketing representatives to contact prospective customers including self-insured employers, health maintenance organizations, and other health benefit provider associations to market our manufacturing capabilities and pharmacy benefit management services in addition to pursuing contractual arrangements with pharmacies related to our future generic drug manufacturing and distribution. As a manufacturer, we have the facilities, equipment, manufacturing capacity, skilled work force and industry experience to control product processing and minimize product cost from order inception to distribution of finished products to our customers. By utilizing our manufacturing capabilities, we intend to build institutional relationships through high quality and low cost custom product lines. We are continuously seeking ways to expand our manufacturing customer base. We intend to increase our market penetration of private label manufacturing customers by increasing our outside sales and telephone sales efforts, by reducing manufacturing time with additional fully-automated high-speed manufacturing equipment, by delivering high quality products and by providing research and development support to improve our customers’ product offerings. We will also continue to develop strategic alliances with new manufacturing customers. We intend to increase our ongoing development and marketing of new products in order to capitalize on and create market opportunities in new market segments. We feel that we can differentiate ourselves from our competitors by providing customers with more value-added products. Consequently, we intend to produce and market additional, as well as enhance currently existing products and dietary supplements that integrate a variety of compounds to achieve greater bio-availability, effectiveness and product convenience. We differentiate ourselves from other dietary supplement manufacturers by providing faster and more appropriate responses to our customers. Our development response time for proprietary and private label products is critical to capitalize on consumer trends and preferences. We intend to utilize these trends and preferences to expand our customer base and provide consumers with the most timely and well adapted products for their needs.

We intend to increase telephone sales by hiring an in-house telesales group to prospect for customers for our private label manufacturing services and for our branded products that we distribute. We have increased our advertising efforts by investing in additional print ads for our branded products by implementing online sales and marketing techniques to increase brand awareness and direct traffic to our web sites, www.geopharmainc.com, www.hoodiadexL10.com and onlineihp.com and by other promotional efforts. This includes purchasing banner advertising on search engine web sites and Internet directories, as well as direct links from health related web sites. We feel that these efforts are and will continue to compliment our existing and future strategic agreements and traditional advertising efforts. Some of the sales personnel we expect to hire will devote a substantial portion of their time enhancing relationships with our customers’ key personnel, informing them of new product developments and industry trends, and aiding them in designing store displays and merchandising programs for our branded products.

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

Competition related to the contract manufacture of nutraceuticals, cosmeceuticals and generic drugs in which we operate are also highly competitive. Numerous companies, many of which have greater size, financial, personnel, distribution and other resources than us, compete with us in our development, manufacture, distribution, wholesaling and retailing businesses. Our branded products face substantial competition from broad line manufacturers, large private label manufacturers, and more recently from large pharmaceutical companies. Increased competition from companies with greater financial, manufacturing, distribution and marketing capabilities than our own could have a materially adverse affect on our operations. We compete on the basis of product quality, cost and customer service. Our branded products’ success depends primarily on our increasing brand recognition across multiple distribution channels, our ability to quickly develop, advertise, market and promote new and existing products with high quality and value, and our efficient distribution of these products. Our competitors include chain drug stores, such as CVS and Walgreen’s; warehouse clubs, such as BJ’s and Costco; mail order pharmacies; major department stores, such as Macy’s and Nordstrom; and health, beauty salons, spas and Internet portals with shopping services, such as Yahoo!, Excite, and America Online.

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

Trademarks and Intellectual Property

We utilize the federally registered trademarks Lean Protein™, Nutrisure™, Physician Pharmaceutical™ 12-and Arth-Aid™, DEX-L10™, DEX-L10 Certified Gold™ and DEX-C20™. The Company, as assisted by our president, Dr. Kotha Sekharam, also filed for three additional patents for products already in the market with ‘patent pending’ status for our manufacturing segment. We also utilize the registered domain names hoodiadexl10.com, geopharmainc.com, and onlineihp.com. We believe that protecting our trademarks and registered domain names is crucial to our business strategy of building strong brand name recognition and that such trademarks have significant value in the marketing of our products. Our policy is to pursue registrations of all the trademarks associated with our key products. We rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights generally are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States. Furthermore, the protection available, if any, in foreign jurisdictions may not be as extensive as the protection available to us in the United States. Although we seek to ensure that we do not infringe upon the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against us. Any infringement claims by third parties against us may have a materially adverse affect on our business, financial condition, results of operations and cash flows.

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

There are generally two types of applications that would be used to obtain FDA approval for pharmaceutical products:

New Drug Application (“NDA”): Generally, the NDA procedure is required for drugs with active ingredients and/or with a dosage form, dosage strength or delivery system of an active ingredient not previously approved by the FDA. We do not expect to submit an NDA in the foreseeable future during the fiscal year ending March 31, 2008.

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

Under the Dietary Supplement Health and Education Act of 1994 and previous food labeling laws, supplement manufacturers may use three types of labeling claims, with the approval of the Food and Drug Administration. These claims include nutrient-content claims, disease claims, and nutrition-support claims, which include “structure-function claims.” Nutrient-content claims describe the level of a nutrient in a food or dietary supplement. For example, a supplement containing at least 200 mg of calcium per serving could carry the claim “high in calcium.” Disease claims show a link between a substance and a disease or health-related condition. The Food and Drug Administration authorizes disease claims based on a direct review of scientific evidence or documentation of established diet-to-health links from highly regarded scientific bodies, such as the National Academy of Sciences. For example, it is permissible to advertise a link between calcium and a lower risk of osteoporosis, if the supplement contains sufficient amounts of calcium. Nutrition-support claims describe a link between a nutrient and deficiency diseases that may result from diets lacking the nutrient. For example, the label of a Vitamin C supplement could state that Vitamin C prevents scurvy. When these types of claims are used, the label must mention the prevalence of the nutrient-deficiency disease in the United States. Finally, structure-function claims refer to the supplement’s effect on the body’s structure or function, including its overall effect on a person’s well-being. For example, a structure-function claim could state “antioxidants maintain cell integrity.” Structure-function claims must be accompanied by the disclaimer “This statement has not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure, or prevent any disease.” Manufacturers who plan to use a structure-function claim on a particular product must inform the Food and Drug Administration of the use of the claim no later than 30 days after the product is first marketed. The Food and Drug Administration may then advise the manufacturer to change or delete the claim. Claims made for our dietary supplement products may include statements of nutritional support and health and nutrient content. The Food and Drug Administration’s interpretation of what constitutes an acceptable statement of nutritional support may change in the future thereby requiring that we revise our branded labels. The Food and Drug Administration recently issued a proposed rule on what constitutes permitted structure/function claims as distinguished from prohibited disease claims. Although we believe our product claims comply with the law, depending on the content of the final regulation, we may need to revise our branded labels.

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

As a public company, the Company is subject to certain provisions to the recently enacted Sarbanes-Oxley Act of 2002 and all of its amendments. This Act contains a variety of provisions affecting public companies, including requiring an evaluation of its internal disclosure controls and procedures surrounding the Company’s executive management, personnel, and the summarization and control over accurate financial reporting. The Company is not required to implement the applicable provisions of the Sarbanes-Oxley Act of 2002 until its fiscal year ending March 31, 2008.

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

Our second manufacturing facility has expanded its location adding 10,000 square feet to the already existing 10,000 square feet of leased space in Largo, Florida. This facility is registered with the United States Food and Drug Administration and is used for our laboratory services, research and development, manufacture, packaging and distribution of our over-the-counter and generic drug products. During the year ended March 31, 2007, the Company received their certificate of occupancy to operate in that additional 10,000 square foot facility in order to manufacture Cephalosporin products.

Our third manufacturing facility is a 30,000 square foot state-of-the-art generic drug manufacturing facility and is leased. The certificate of occupancy to operate was received during the year ended March 31, 2007.

Our Beta-Lactam leased facility is located within 100,000 square feet of leased space in Baltimore, Maryland. This facility is registered with the United States Food and Drug Administration and is used for our laboratory services, research and development, manufacture, packaging and distribution of Beta-Lactam products.

Our warehousing facility is located in 55,000 square feet of leased space in Largo, Florida. We use this location for our warehousing of our distribution segments’ finished goods in addition to housing additional manufacturing packaging.

Currently, we can manufacture approximately 900 million tablets and capsules annually. For the fiscal year ended March 31, 2007, we operated at approximately 65% of our total capacity. Our manufacturing facilities normally operate two shifts per day, five days per week. Certain packaging lines or capsule and tablet production lines run longer as demand warrants. We operate flexible manufacturing lines that can shift output efficiently among various pieces of equipment depending upon factors such as batch size, tablets or capsule count, and labeling requirements. We strive to fulfill and ship all orders within 30-60 days. While we believe we can double our sales volume without expanding our current facilities, we will expand our manufacturing capacities upon receiving Food and Drug Administration registration for production of generic and other over-the-counter drugs. An increase in production would require additional space and personnel for warehousing and shipping operations, but would not necessarily require substantial capital investment. Our manufacturing revenues are generated by fulfilling sales orders received from our customers within an average turn-around time ranging from 30-60 days. Consequently, we experience a backlog for future revenues at all times. As of March 31, 2007, 2006 and 2005, we had approximately $7,650,000, $6,000,000 and $3,879,000, respectively, in backlog manufacturing sales orders.

Private Label Products-Manufacturing

Sales of our manufactured private label products accounted for approximately 45.6% of our total consolidated revenues, or $27.3 million for the year ended March 31, 2007, 36% of our total consolidated revenues, or $17.9 million for the year ended March 31, 2006 and approximately 41.4% of our total consolidated revenues, or $11.7 million for the year ended March 31, 2005. We currently manufacture products for over 400 private label customers in 47 states in the United States and ship to several countries internationally. Our private label business has a widely distributed revenue base. For the year ended March 31, 2007, we had sales of 5% or more of total consolidated revenues to three of our nonaffiliate private label customers, Spectrum Group, Inc., of which accounted for 11.4%, Berkeley Premium Nutraceuticals, Inc. which accounted for 8.6% of total consolidated revenues and Nutracea, Inc. with 5.9%. For the year ended March 31, 2006, we had sales of 5% or more of total consolidated revenues to two of our nonaffiliate private label customers, Spectrum Group, of which accounted for 12.2% and Direct Marketing, Inc. which accounted for 5% of total consolidated revenues. For the year ended March 31, 2005, we had sales of 5% or more of total consolidated revenues to one of our nonaffiliate private label customers, Spectrum Group, of which accounted for 11.2% of total consolidated revenues. For the years ended March 31, 2007, 2006 and 2005, we did not have sales of 5% or more of total consolidated revenues to any company that is a party to an exclusive manufacturing agreement with us.

Pharmaceutical

Sales of our pharmaceutical products accounted for approximately 0.5% of our total consolidated revenues, or $252,000 for the year ended March 31, 2007, approximately 1% of our total consolidated revenues, or $486,000 for the year ended March 31, 2006 and approximately 3.9% of our total consolidated revenues, or $1.1 million for the year ended March 31, 2005. Only for the year ended March 31, 2005 did we had sales of 5% or more of total consolidated revenues to one of our nonaffiliate private label customers, Proactive Labs, of which accounted for 11.2% of total consolidated revenues. For the years ended March 31, 2007, 2006 and 2005, we did not have sales of 5% or more of total consolidated revenues to any company that is a party to an exclusive manufacturing agreement with us.

Branded Products-Distribution

Sales of our branded product lines sold within our distribution segment accounted for approximately 20.3% of our total consolidated revenues, or $12.1 million for the year ended March 31, 2007, approximately 29.7% of our total consolidated revenues, or $14.7 million for the year ended March 31, 2006 as compared to approximately 14.2% of our total consolidated revenues, or $4.0 million for the year ended March 31, 2005. For the year ended March 31, 2007, one customer exceeded 5% of our consolidated revenues, General Nutrition Distribution with 16.2%. For the year ended March 31, 2006, one customer exceeded 5% of our consolidated revenues, General Nutrition Distribution with 15.3% and for the year ended March 31, 2005, our distribution product line has a widely distributed revenue base whereas for the year ended March 31, 2005, no one customer accounted for more than 5% of total consolidated revenues.

Pharmacy Benefit Management

Sales generated from our pharmacy benefit management subsidiary accounted for approximately 33.7% of our total consolidated revenues, or $20.1 million for the year ended March 31, 2007, approximately 33.3% of our total consolidated revenues, or $16.5 million for the year ended March 31, 2006 and accounted for 40.5% of our total consolidated revenues, or $11.4 million for the year ended March 31, 2005. 100% of the Company’s pharmacy benefit management revenues are derived from a contract with CarePlus Health, an affiliate of the Company based on a relationship with Joseph Zappala, a former board member who resigned from the Company’s board on December 3, 2004. Effective May 15, 2007, this contract was mutually terminated.

Employees

As of March 31, 2007 we had 180 employees as compared to 150 employees as of March 31, 2006. Of these 180 employees as of March 31, 2007, four were engaged in marketing and sales, 151 were devoted to production, laboratory and distribution and 25 were responsible for management and administration. As compared to these 150 employees as of March 31, 2006, where four were engaged in marketing and sales, 121 were devoted to production, laboratory and distribution and 25 were responsible for management and administration. None of our employees are covered by a collective bargaining agreement. We believe we have good relations with our employees. Employees are permitted to participate in employee benefit plans of the Company that may be in effect from time to time, to the extent eligible, and employees may be entitled to receive an annual bonus as determined at the sole discretion of the Company’s Board of Directors based on the Board’s evaluation of the employee’s performance and the financial performance of the Company.

Item 1A.	Risk Factors

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

The Company has not completed the implementation of Section 404 of Sarbanes-Oxley: The Company is currently implementing the rules and regulations of the Securities Exchange Commission (the “SEC”, “Commission”) associated with Section 404 Sarbanes-Oxley which require a reporting company to, among other things, annually review and disclose its internal controls over financial reporting, and evaluate and disclose changes in its internal controls over financial reporting quarterly. Under Section 404 a reporting company is required to document and evaluate such internal controls in order to allow its management to report on, and its independent auditors to attest to, these controls. We are required to comply with Section 404 for our fiscal year ending March 31, 2008 so that our independent registered accountants can opine as of March 31, 2009 as to whether our internal controls are effective over financial reporting. We are currently evaluating our strategy and have began performing the system and process documentation surrounding our controls and procedures, including those over our financial reporting. In the course of our ongoing evaluation, we may identify additional areas of our internal controls requiring improvement, and will plan to design enhanced processes and controls to address issues that might be identified through this ongoing review. Following that review, we will be evaluating and testing the significant controls identified in order to comply with the management certification and auditor attestation requirements of Section 404. As a result of the initial year of implementation ending March 31, 2008, we expect to incur additional expenses and diversion of management’s time. We cannot be certain as to the timing of completion of our documentation, evaluation, testing and possible remediation actions or the impact of the same on our operations, and may not be able to ensure that the processes are effective or that the internal controls are or will be effective in a timely manner as prescribed by Section 404 of Sarbanes-Oxley. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal control over financial reporting for the fiscal year ending March 31, 2009 as required, and we may be subject to sanctions or investigation by regulatory authorities, such as the Commission. As a result, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and in the hiring of additional personnel. Any such actions could adversely affect our results of operations, cash flows and financial condition

Litigation: On September 29, 2006, Schering Corporation (“Schering”) filed an action in the United States District Court for the District of New Jersey, against Belcher Pharmaceuticals, Inc. and GeoPharma, Inc. (along with nineteen other defendants) alleging that the filing of Belcher Pharmaceuticals’ Abbreviated new Drug Application (“ANDA”) for 5 mg Desloratadine Tablets, AB-rated to Clarinex®, infringed U.S. Patent No. 6,100,274 (“the ‘274 patent”) Case No. 3:06-cv-04715-MLC-TJB. On November 8, 2006, Belcher filed a motion to dismiss in the New Jersey case for lack of jurisdiction. On October 5, 2006 Schering filed an action in the United States District Court for the Middle District of Florida, Tampa Division, Case No. 8:06-cv-01843-SCB-EAJ, against Belcher Pharmaceuticals, Inc. and Geopharma, Inc. alleging that the filing of Belcher Pharmaceuticals’ ANDA for 5 mg Desloratadine Tablets, AB-rated to Clarinex®, infringed the ‘274 patent. Company management and Belcher disputes Schering’s claims in the two actions and believes its proposed desloratadine product does not infringe the ‘274 patent. The possible outcome cannot be determined at this time.

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

During September 2006, the Company, through its 51% owned subsidiary, American Antibiotics, LLC, filed in the Circuit Court for Anne Arundel County, Maryland, Case No. C-06-117230, naming defendents Consolidated Pharmaceutical Group (“CPG”), the directors of CPG and two other individuals acting on behalf of CPG (collectively “the Defendents”). The litigation arises from and relates to agreements entered into between American Antibiotics and CPG for the purchase by American Antibiotics all of CPG’s rights, title and interest in various pharmaceutical Abbreviated New Drug Applications (“ANDAs”) and for the Baltimore, Maryland facility lease (the “Lease”). The suit brought by the Company alleges that the Defendents breached the ANDA agreement with certain misrepresentations and by failing to perform all the required improvements and modifications to the Baltimore, Maryland facility. The case is scheduled for trial in the first calendar quarter of 2008. To date, no counterclaims have been asserted against American Antibiotics.

Potential fluctuations in our quarterly financial results may make it difficult for investors to predict our future performance: Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors including but not limited to, the termination of the PBM contract on May 15, 2007, the level and timing of incurring research and development expenses, any delays in receiving any Food and Drug Administration’s approvals, and possible increases in generic drug competition, many of these and other conditions may be outside our control and may adversely effect the Company’s financial condition and results of operations and cash flows.

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

Such factors above may create other risks affecting our long-term success. We believe that quarter-to-quarter comparisons of our historical operating results may not be a good indication of our future performance, nor would our operating results for any particular quarter be indicative of our future operating results.

ITEM 2.	DESCRIPTION OF PROPERTY

We own our corporate headquarters located in Largo, Florida. In addition, we have other manufacturing, distribution and warehouse facilities in Largo, Florida and Baltimore, Maryland all of which are leased. Following is a description of these facilities as of March 31, 2007.

Location	Purpose	Approx. Sq. Ft.	Annual Rent
6950 Bryan Dairy Road; Largo, FL 33777	Corporate headquarters, distribution, sales and marketing, analytical, research and development, nutraceutical manufacturing and warehousing	33,222	$0(owned)
6901 Bryan Dairy Road; Ste. 130, Largo, FL 33777	Nutrceutical and cosmeceutical manufacturing and storage	6,000	$41,500
6911 Bryan Dairy Road; Ste. 210	Generic drug manufacturing, analytical, research and development, regulatory affairs	30,000	$211,000
8145 Bryan Dairy Road, Largo, FL 33777	Manufacturing and distribution warehousing	55,000	$212,000
12393 Belcher Road; Ste. 420 Largo, FL 33773	Medical device and generic drug manufacturing	10,000	$79,000
12393 Belcher Road, Ste. 430 Largo, FL 33773	Cephalosporin manufacturing, analytical, research and development	10,000	$79,000
6110 Robinwood Road; Baltimore, MD 21225	Beta-Lactum manufacturing, analytical, research and development, regulatory affairs and warehousing	55,000	$522,000

ITEM 3.	LEGAL PROCEEDINGS

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

During September 2006, the Company, through its 51% owned subsidiary, American Antibiotics, LLC, filed in the Circuit Court for Anne Arundel County, Maryland, Case No. C-06-117230, naming defendents Consolidated Pharmaceutical Group (“CPG”), the directors of CPG and two other individuals acting on behalf of CPG (collectively “the Defendents”). The litigation arises from and relates to agreements entered into between American Antibiotics and CPG for the purchase by American Antibiotics all of CPG’s rights, title and interest in various pharmaceutical Abbreviated New Drug Applications (“ANDAs”) and for the Baltimore, Maryland facility lease (the “Lease”). The suit brought by the Company alleges that the Defendents breached the ANDA agreement with certain misrepresentations and by failing to perform all the required improvements and modifications to the Balitmore, Maryland facility. The case is scheduled for trial in the first calendar quarter of 2008. To date, no counterclaims have been asserted against American Antibiotics.

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

Market For Securities

The Company’s $.01 par value common stock, is listed on the NASDAQ Capital Market under the symbol “GORX” and on the Boston Stock Exchange under the symbol “GORX”. The Company began its initial trading November 14, 2000; its high and low sales prices for the past three fiscal years, by quarter-ended date, are as follows:

	High	Low
June 30, 2004	$7.00	$4.10
September 30, 2004	$5.89	$2.85
December 31, 2004	$11.25	$3.36
March 31, 2005	$5.45	$2.53
June 30, 2005	$3.11	$1.54
September 30, 2005	$5.00	$1.76
December 31, 2005	$5.38	$2.92
March 31, 2006	$4.89	$3.57
June 30, 2006	$4.70	$4.02
September 30, 2006	$4.15	$2.95
December 31, 2006	$4.41	$3.35
March 31, 2007	$4.67	$4.01

As of June 25, 2007, there were approximately 1641 stockholders of record according to ADP and our stock transfer agent, Registrar and Transfer Company, Inc. located in Cranford, New Jersey.

Dividend Policy

As of March 31, 2007 and 2006, our subsidiary, Belcher Capital Corporation paid $0 using a combination of cash and the Company’s common stock and as of March 31, 2005, our subsidiary, Belcher Capital Corporation paid $203,333 using a combination of cash and the Company’s common stock, in preferred dividends as related to the 6%, Series A, $5 million convertible preferred stock issued to Laurus Master Fund, Ltd. Dividends were due the first of every month. The 6% Series A, $5 million convertible preferred stock was issued on February 10, 2004 as a part of a private placement. During December 2004, the holders of the Series A preferred stock converted all of their outstanding shares in exchange for 800,000 shares of the Company’s, $.01 par value, common stock.

As of March 31, 2007 and 2006, we paid $300,000 in each of the years and as of March 31, 2005, we paid $318,429 using the Company’s $.01 par value common stock, in preferred dividends as related to the 6%, Series B, $5 million convertible preferred stock issued to MidSummer Capital and Omicron Capital Master Funds. Dividends are due the first day of the last month of every quarter. The 6% Series B, $5 million convertible preferred stock was issued during March 2004 as a part of a private placement. Effective March 31, 2007, the dividend rate increases from 6% to 8%.

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

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FISCAL YEAR DATA – STATEMENTS OF OPERATIONS AND CASH FLOWS

	For the fiscal year ended March 31, 2007	For the fiscal year ended March 31, 2006	For the fiscal year ended March 31, 2005	For the fiscal year ended March 31, 2004	For the fiscal year ended March 31, 2003
Net sales	$59,792,137	$49,743,545	$28,230,240	$22,969,844	$14,731,514
Gross profit	$16,868,020	$12,456,964	$5,778,493	$5,957,492	$4,018,809
SGA	$12,840,307	$9,701,193	$6,071,411	$4,310,711	$3,283,280
Stock option expense	$1,581,703	$—	$—	$—	$—
Depreciation & amortization	$1,163,748	$748,532	$605,697	$447,582	$381,352
Other income/ (expense), net	$257,289	$280,148	$(184,975)	$231,610	$648,732
Minority interest benefit	$1,310,052	$582,610	$—	$—	$—
Income tax benefit/ (expense)	$(342,951)	$(1,080,800)	$201,898	$(311,800)	$147,900
Preferred dividends	$300,000	$300,000	$521,762	$111,890	$120,031
Net income/(loss) available to common shareholders	$2,206,652	$1,489,197	$(1,403,454)	$1,007,119	$1,030,778
Basic earnings (loss) per share	$0.22	$0.17	$(0.17)	$0.13	$0.15
Basic weighted average number of common shares outstanding	9,875,332	9,041,106	8,111,851	7,682,258	7,073,266
Net cash provided (used) in operating activities	$2,026,176	$914,916	$(2,300,318)	$414,471	$1,198,711
Net cash provided (used) in investing activities	$(3,613,592)	$(6,822,976)	$(3,120,038)	$(770,429)	$(271,774)
Net cash provided (used) in financing activities	$1,116,399	$681,066	$(1,314,398)	$13,049,690	$(845,542)

SELECTED FINANCIAL DATA—BALANCE SHEETS
	March 31, 2007	March 31, 2006	March 31, 2005	March 31, 2004	March 31, 2003
Cash	$735,000	$1,206,017	$6,433,011	$13,167,765	$474,033
Accounts receivable, net	$8,055,147	$7,465,025	$2,256,189	$1,674,312	$879,454
Inventory, net	$7,356,295	$5,767,056	$3,743,063	$3,225,683	$2,140,709
Property, plant, leasehold improvements and equipment, net	$9,659,063	$8,024,651	$4,485,767	$1,813,430	$1,477,726
Goodwill	$728,896	$728,896	$728,896	$728,896	$728,896
Intellectual property and other intangible assets	$6,916,581	$4,384,842	$521,499	$510,974	$231,151
Total assets	$38,168,566	$32,097,141	$21,671,043	$23,655,216	$8,085,716
Accounts payable	$(4,793,483)	$(4,882,107)	$(1,759,512)	$(2,063,254)	$(919,710)
Current portion of long-term debt	$(1,771,884)	$(1,016,789)	$(1,818,812)	$(1,527,335)	$(369,066)
Accrued expenses and other current liabilities	$(4,658,756)	$(3,466,353)	$(855,364)	$(544,425)	$(681,576)
Long term obligations	$(3,085,172)	$(1,666,667)	$(1,562,569)	$(2,764,896)	$(225,282)
Total liabilities	$(14,309,295)	$(11,276,716)	$(5,996,257)	$(7,063,810)	$(3,041,650)
Total shareholders’ equity	$(24,771,935)	$(21,403,035)	$(15,675,686)	$(16,691,406)	$(4,594,066)
Book value per share	$2.55	$2.37	$1.93	$2.17	$0.65

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We derive our revenues from developing, manufacturing and distributing a wide variety of cosmetics, over-the-counter, pharmaceutical and generic drugs, and prescription and non-prescription products. We also derive revenues from the distribution of our branded product lines, CarbSlim, Lean Protein and from our branded dietary supplement product lines that this year include DEX-C20 and Hoodia DEX-L10 as well as from distributing others’ product lines. In addition, we derive revenues from the services provided in connection with pharmacy benefit management. Service revenues are billed and recognized once the service has been provided. The PBM’s revenues are comprised of amounts billed and recognized based on the number of eligible plan members enrolled in the HMO insurance programs, plan member claims caused by the fulfillment of an eligible HMO member’s drug prescription and related administration costs for pharmacy’s fulfilling drug prescriptions for the number of members and the number of claims for the period.

Cost of goods sold is comprised of direct manufacturing and manufacturing and distribution material product costs, contracted service fees, direct personnel compensation and other statutory benefits and indirect costs relating to labor to support product manufacture, distribution and the warehousing of production and other manufacturing overhead. In addition, for the distribution segment, the cost of all free goods for the purpose of product introduction or other incentive-based product costs are also recorded. The PBM cost of sales amounts recognized represent the direct and indirect costs of the prescription drug claims arising from the pharmacy’s fulfillment of HMO member drug prescriptions that were filled, completed and received by eligible HMO insurance plan members for the period.

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

Selling, general and administrative expenses include management and general office salaries, taxes and benefits, advertising and promotional expenses, depreciation and amortization, stock option compensation, insurance expenses, rents, legal and accounting costs, sales and marketing and other indirect operating costs.

Interest expense, net, consists of interest expense associated with borrowings to finance capital equipment expenditures and other working capital needs and non-cash interest expense as related to amortization of the Company’s convertible debt discount as partially offset by interest income earned on our funds held at banks. For the fiscal years ended March 31, 2007 and 2006, interest expense, net, was further reduced by interest expense incurred that was capitalizable based on pharmaceutical leasehold construction projects in process.

Other income (expense) net, consists of amounts received from an insured loss that occurred on August 27, 2002, where a commercial building where one of our manufacturing facilities is located, was involved in a fire. Although this fire was not in our leased space, nor was the fire caused by the Company or any of its related parties, our facility was exposed to and incurred smoke and water damage. The company that had the fire is not a related party. The Company had adequate insurance coverage that covered replacement cost of the facilities’ contents which included inventory and leasehold improvements, in addition to business interruption insurance which covered lost profits based on certain coverage formulas and policy limits. As of March 31, 2006, the final financial assessment has been made by our Company and by our insurance company which resulted in additional proceeds of approximately $1.3 million of which approximately $800,000 was recognized and recorded as other income.

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

Effective May 15, 2007, the Company mutually terminated it’s PBM contract with Amerigroup, formerly known as CarePlus Health. Therefore, after the contract termination date, the Company will not receive nor record PBM segment revenues nor incur or record related PBM contract expenses. The Company does not expect to incur contract termination or any related exit costs associated with this contract termination.

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for the periods indicated.

	Year Ended March 31,
	2007	2006	2005
Revenues	100.0%	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	71.8%	75.0%	79.5%

Gross profit	28.2%	25.0%	20.5%
Depreciation and amortization	2.0%	1.5%	2.2%
Stock option compensation expense	2.7%	0.0%	0.0%
Selling, general and administrative expenses	21.5%	19.5%	21.5%
Other income (expense), net	0.4%	0.6%	(.7)%
Income (loss) before minority interest, income taxes and preferred dividends	4.8%	5.8%	(3.8)%
Minority interest	2.2%	1.2%	0.0%
Income tax (expense) / benefit	(0.6)%	(2.2)%	.1%
Preferred dividends	0.5%	0.6%	1.9%

Net income (loss)	3.7%	3.0%	(5.0)%

Fiscal Year Ended March 31, 2007, Compared to Fiscal Year Ended March 31, 2006

Revenues. Total consolidated revenues increased approximately $10.1 million, or 20.2%, to approximately $59.8 million for the fiscal year ended March 31, 2007, as compared to approximately $49.7 million for the fiscal year ended March 31, 2006.

Manufacturing revenues increased approximately $9.3 million, or 52.1%, to approximately $27.3 million for the fiscal year ended March 31, 2007, as compared to approximately $17.9 million for the corresponding period. Overall, manufacturing capacities and capabilities continue to be increased as we have added additional more advanced, higher speed production equipment. Our customer base and their related order volumes are increasing also.

Distribution revenues decreased approximately $2.6 million or 17.7% to approximately $12.1 million for the fiscal year ended March 31, 2007, as compared to $14.7 million for the fiscal year ended March 31, 2006. Overall, sales prices vary for all product lines dependent upon a customer’s individual as well as aggregate purchase volumes in addition to the number of distribution points of sale and advertising dollars projected to be spent. For the fiscal year ended March 31, 2007, 23,648 cases of Hoodia DexL-10 were sold versus 15,031 cases sold for the fiscal year ended March 31, 2006. This 57.3% case increase is in part based on the timing of new product line extensions and introduction and transfer of the brand from an unrelated third party during February 2006 in addition to on-going new store and mass retail chain entrances. The DEX-L10 product line is comprised of DEX-L10, DEX-L10 Complete, DEX-L10 chews, in chocolate and lemon-lime in addition to various sizes and counts of all of the product offerings mentioned. During the quarter ended March 31, 2007, DEX-C20 product line was introduced and has sold 470 cases during that period. For the fiscal year ended March 31, 2007, 167 cases of CarbSlim were sold versus 9,301 cases sold for the fiscal year ended March 31, 2006. CarbSlim is comprised of ten SKUs, two sizes of: peanut butter crunch, chocolate caramel crunch, mint, peanut butter cookie dough, chocolate chip cookie dough. The Lean Protein Bites product line is comprised of four SKUs, milk chocolate, white chocolate, peanut butter and lemon. For the fiscal year ended 2007, 109 total cases were sold as compared to the fiscal year ended 2006, where 3,805 total cases were sold. The decrease in both food product case sales are due to the decrease in the number of national and regional distribution points in addition to the Company has shifted its focus more towards their branded dietary supplements rather than its food product lines based on more favorable margins. The total distribution revenues for the year ended March 31, 2007 were derived from over 99% dietary supplement sales as compared to the corresponding period in 2006 whereas 98% of distribution revenues were derived from dietary supplement case sales. Although case sales on the dietary product lines increased, food product sales have declined coupled with Company and retail store-level new dietary supplement product introduction discounts.

Pharmacy benefit management revenues increased 21.5% or approximately $3.6 million to $20.1 million for the fiscal year ended March 31, 2007, as compared to $16.6 million for the fiscal year ended March 31, 2006. The increase results from the increase in overall membership and prescriptions filled in the two health plans as compared to the fiscal year ended March 31, 2006. Revenue per member remained constant for both of the fiscal years.

Pharmaceutical revenues decreased 48.2% to approximately $234,000 for the fiscal year ended March 31, 2007 as compared to $486,000 in sales for this business segment for the fiscal year ended March 31, 2006. The pharmaceutical business segment generated its revenues based solely on manufacturing sales of contract repackaged products for others.

Gross Profit. Total gross profit increased approximately $4.4 million or 35.4%, to $16.9 million for the fiscal year ended March 31, 2007, as compared to $12.5 million for the fiscal year ended March 31, 2006. Total gross margins increased to 28.2% for the fiscal year ended March 31, 2007 from 25.0% for the fiscal year ended March 31, 2006.

Manufacturing gross profit increased approximately $4.4 million, or 64.3%, to approximately $11.3 million for the fiscal year ended March 31, 2007, as compared to approximately $6.8 million in the corresponding period in 2006. For the fiscal year ended March 31, 2007 manufacturing gross margin increased to 41.3%, from 38.2% in the corresponding period in 2006. Sales and gross profits have increased proportionately as partially offset by higher costs due to continued increases in freight charges due to increased fuel costs, increases in resin and plastic-based packaging component costs as well as increased labor costs. Current increases in this type of labor-based direct overhead costs are in line with the Company’s planned improvements surrounding enhanced standard operating and manufacturing procedures in all its manufacturing plants. The Company expects that these improvements will continue to increase the Company’s visibility in the marketplaces that the Company competes in for new and expanded business for the upcoming fiscal year.

Distribution gross profits increased 45.3% or approximately $2.5 million to approximately $8.1 million for the fiscal year ended March 31, 2007, as compared to approximately $5.6 million for the fiscal year ended March 31, 2006, with distribution gross margins increasing to 66.7% for the fiscal year ended March 31, 2007 as compared to 37.8% for the fiscal year ended March 31, 2006. Although sales decreased, gross profits and gross margins improved based on a change in the sales mix from food products to branded dietary supplements which have a higher per unit sales prices and higher gross margins.

Pharmacy Benefit Management gross profit increased approximately $19,000 or 14.2% to approximately $155,000 for the fiscal year ended March 31, 2007, as compared to approximately $136,000 for the fiscal year ended March 31, 2006. Pharmacy benefit management gross margin was 0.8% for the fiscal year ended March 31, 2007 and 2006. Gross profit and margins remain flat based on continued industry pressure on controlling per member and per claim revenues as they continue to decline coupled with growing membership, rising number of claims in addition to the rising prescription costs.

Pharmaceutical gross profits decreased $2.5 million to approximately a gross profit deficit of $(2.6) million for the fiscal year ended March 31, 2007 as compared to $(103,000) in gross profit deficit for this business segment for the fiscal year ended March 31, 2006. This was based primarily on the Beta-Lactam facility located in Baltimore, Maryland and the Belcher facilities located in Largo, Florida that have no revenue streams but have costs associated with product development and production and laboratory direct labor costs. The Baltimore facility incurred $725,000 of costs with no revenue offset with the balance of $1.9 million attributable to the Belcher facilities. The facility expects to derive revenues from their Beta-Lactams during the quarter ended December 31, 2007 with the Belcher facilities beginning to recognize revenues during the quarter ended September 30, 2007.

Selling, General and Administrative Expenses. Selling, general and administrative (“SGA”) expenses consist of advertising and promotional expenses; stock and stock option compensation costs, insurance costs, research and development costs associated with the generic drug segment, personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and amortization expenses. Selling, general and administrative expenses, inclusive of stock option and depreciation and amortization expenses, increased approximately $5.1 million, or 49.0%, to approximately $15.6 million for the fiscal year ended March 31, 2007, as compared to approximately $10.4 million in the corresponding 2006 period. The increase is primarily attributable to additional pharmaceutical-related costs of $1.7 million, stock option compensation expense of $1.6 million which was not required to be recorded for the fiscal year ended March 31, 2006; depreciation and amortization increased $450,000 due to the increase in purchased depreciable assets related to generic drug, cosmeceutical and nutraceutical manufacturing; approximately $300,000 in additional advertising and promotional expenses associated with promoting our distribution segment and related branded product lines, including Hoodia DEX-L10 and DEX-C20, approximately $580,000 in increased legal and accounting expenses due to our on going litigation with Schering-Plough and other legal patent costs. Of the $580,000 increase, accounting costs increased $80,000 due to the Company’s IRS tax audit for the 2004-2003 tax years whereby the results of that IRS audit resulted in no amendments being necessary to the Company’s tax returns as filed for those tax years. Combined insurance costs have increased $262,000 in total, including health, general and product liability insurances; health insurance increased primarily due to an increase in the cost per employee and the number of employees; in addition to external insurance market influences surrounding higher premium costs for all of the Company’s business segments based on our increasing sales revenues. Consulting, officer and employee salaries have increased $470,000 in total based on increases in the number of personnel in addition to merit increases and bonuses received. Approximately $600,000 in rent and utility increases based on additional facilities leased as located in Baltimore, Maryland and Largo, Florida for manufacturing, warehousing and distribution as required with growing manufacturing and distribution segments. As a percentage of sales, selling, general and administrative expenses increased to 26.1% for the fiscal year ended March 31, 2007 from 21.0% in the corresponding period in 2006.

Other Income (Expense), Net. For the fiscal year ended March 31, 2007, the balance in other income/(expense), net, remained consistent with an other income, net of $257,000 for the fiscal year ended 2007 as compared to other income, net of $280,000 for the fiscal year ended 2006. The other income, net in the prior year was primarily due to the $800,000 in insurance proceeds received based on an August 2002 fire as partially offset by $628,000 in interest expense based on convertible debt outstanding as compared to the current fiscal year ended 2007 which represents interest and other income income not offset by any interest expense as the current year’s interest expense of $230,000 was able to be capitalized based on the Company’s on going drug facility related construction. The decrease in interest expense was due the Company paying off the remaining balance of the 6% interest convertible debt due to Laurus in the amount of $2.4 million during February 2006.

Income Tax (Expense) Benefit. At March 31, 2007, the Company had recorded $(343,000) of income tax expense as compared to income tax expense of $(1,080,800) for the fiscal year ended March 31, 2006. The expense is based on effective rate calculations as applied to our net income earned versus the prior period where the deferred tax benefit was calculated based on temporary and permanent differences using the effective tax rates applied to our net loss amounts this fiscal year, changes in information gained related to underlying assumptions about the future operations of the Company as well as the utilization of available operating loss carryforwards in addition to the outcome of the IRS audit for the Company’s tax years 2004-2003 whereby additional net operating losses and overpayments were identified.

Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation as of and for the year ended March 31, 2007. Management also believes that its business is not seasonal, however significant promotional activities can have a direct impact on sales volume in any given quarter.

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

Distribution revenues increased approximately $10.7 million or 268.4% to approximately $14.7 million for the fiscal year ended March 31, 2006, as compared to $4.0 million for the fiscal year ended March 31, 2005. Overall, sales prices vary for all product lines dependent upon a customer’s individual as well as aggregate purchase volumes in addition to the number of distribution points of sale and advertising dollars projected to be spent. For the fiscal year ended March 31, 2006, 15,031 cases of Hoodia DEX-L10 were sold versus no cases sold for the fiscal year ended March 31, 2005 based on the product introduction and the transfer of the brand from an unrelated third party during February 2006. For the fiscal year ended March 31, 2006, 9,301 cases of CarbSlim were sold versus 53,552 cases sold for the fiscal year ended March 31, 2005, a 82.6% case-sale decrease. CarbSlim is comprised of ten SKUs, two sizes of: peanut butter crunch, chocolate caramel crunch, mint, peanut butter cookie dough, chocolate chip cookie dough. The Lean Protein Bites product line is comprised of four SKUs, milk chocolate, white chocolate, peanut butter and lemon. For the fiscal year ended 2006, 3,805 total cases were sold as compared to the fiscal year ended 2005, where 7,534 total cases were sold, a case-sale decline of approximately 49.5%. The decrease in both food product case sales are due to the decrease in the number of national and regional distribution points in addition to the Company has shifted its focus more towards their branded dietary supplements rather than its food product lines based on more favorable margins. The total distribution revenues for the year ended March 31, 2006 were derived from 98% dietary supplement sales with only 2% of total distribution revenues being derived from consumer foods as compared to the corresponding period in 2005 whereas 23% of distribution revenues were derived from dietary supplement case sales with 77% of distribution revenues being derived from our consumer food products.

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

Selling, General and Administrative Expenses. Selling, general and administrative (“SGA”) expenses consist of advertising and promotional expenses; insurance costs, research and development costs associated with the generic drug segment, personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and amortization expenses. Selling, general and administrative expenses, inclusive of depreciation and amortization, increased approximately $3.7 million, or 56.0%, to approximately $10.4 million for the fiscal year ended March 31, 2006, as compared to approximately $6.7 million in the corresponding 2005 period. The increase is primarily attributable to additional advertising and promotional expenses associated with promoting our distribution segment and related branded product lines, including Hoodia DEX-L10, CarbSlim and Lean Protein. Increased legal expenses associated with our class action and derivative lawsuits both of which were dismissed. All insurance costs have increased, including health, general and product liability insurances; health insurance increased primarily due to an increase in the cost per employee and the number of employees; in addition to external insurance market influences surrounding higher premium costs for all of the Company’s business segments based on our increasing sales revenues. Officer and employee salaries have increased in total based on increases in the number of personnel in addition to merit increases. Rents increased based on additional facilities leased as located in Baltimore, Maryland and Largo, Florida for manufacturing, warehousing and distribution as required with growing manufacturing and distribution segments. As a percentage of sales, selling, general and administrative expenses decreased to 21.0% for the fiscal year ended March 31, 2006 from 23.7% in the corresponding period in 2005.

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

During February 2007, the Company closed on a $2 million capital lease line facility and a $5 million line of credit with a bank both at LIBOR+1.5%. As of March 31, 2007, $850,000 was outstanding on the capital lease line facility and nothing was outstanding on the $5 million line of credit.

On April 5, 2007, the Company closed on $12.5 million financing comprised of 8% , 6 year Convertible Debt together with $2.5 million of the Company’s $0.01 par value common stock with the together with 400,000 warrants as related to the $2.5 million in common stock. The $10 million of debt is convertible into the Company’s common stock at $4.36 with the 400,000 warrants convertible into the Company’s common stock at $5.26.

The Company had working capital of approximately $8.6 million at March 31, 2007, inclusive of current portion of long-term obligations, as compared to a working capital of approximately $8.4 at March 31, 2006.

During March 2005, the Company negotiated with an international media company to exchange excess CarbSlim inventory for future credit for use on custom print, radio and television advertising. Based on the Company’s expansion into its own branded consumer product lines coupled with the decline in customer demand for low-carb products, this excess inventory was able to be redeemed with the media credits having a three-year life. The media credits were recorded based on the net cost of CarbSlim inventory that was exchanged. For the year ended March 31, 2007, the Company wrote off approximately $514,000 to Cost of Sales based on the one year remaining of useful life.

MARCH 31, 2007 FISCAL YEAR ENDED CASH FLOW ANALYSIS

Net cash provided by operating activities was $2.0 million for the fiscal year ended March 31, 2007, as compared to net cash used by operating activities of $915,000 for the fiscal year ended March 31, 2006. Cash provided was primarily attributable to a net income before preferred dividends of approximately $2.5 million based on consolidated gross profits increases of approximately $4.4 million, depreciation and amortization of $1.2 million, stock option expense of $1.6 million, media credit expense of $514,000, increase in amounts due from affiliates based on increased credit trade sales and from tax expense of $342,000 and $160,000 decrease in other accounts receivable , all of which is partially offset by increases in trade accounts receivable of $590,000 based on increased trade credit sales, increases in inventory of $1.6 million based on increased purchases of distribution finished goods and manufacturing raw material and packaging components to meet open customer orders, increases in prepaid expenses based on timing of payments for ANDA bioequivalency work, timing of insurance renewals and manufacturing equipment in transit that is not ready for manufacturing use, increases in net deferred tax assets based on the Company’s timing of deductible expenses, increases of $1.1 million in intangible assets based on purchases of generic drug related intellectual property.

Net cash used in investing activities was $(3.6) million for the fiscal year ended March 31, 2007 as compared to the net cash used of $(6.8) million for the fiscal year ended March 31, 2006. Investing activities represented the R&D related purchases and upgrades of plant and laboratory equipment for generic drug manufacturing and distribution plants, Belcher Pharmaceuticals and American Antibiotics, of $(2.7) million, $1.3 million in use of proceeds related to the minority interest associated with American Antibiotics plant in Baltimore, Maryland as partially offset by $433,000 of proceeds received from a certificate of deposit.

Net cash provided by financing activities was $1.1 million for the fiscal year ended March 31, 2007 as compared to cash provided by financing activities of $681,000 for the fiscal year ended March 31, 2006. The 2007 financing activity cash provided was primarily attributable to $1.9 million of proceeds received from $850,000 received in capital lease line funds, $750,000 in equipment loans with the balance relating to insurance premium loans and $110,000 of proceeds received from vested stock option exercises all of which was partially offset by $905,000 of equipment and insurance premium loan payments.

MARCH 31, 2006 FISCAL YEAR ENDED CASH FLOW ANALYSIS

Net cash provided by operating activities was $915,000 for the fiscal year ended March 31, 2006, as compared to net cash used by operating activities of $(2,300,000) for the fiscal year ended March 31, 2005. Cash provided was primarily attributable to a net income before preferred dividends of approximately $1.8 million based on consolidated gross profits increases of approximately $6.7 million, increases in trade accounts payable and accrued expenses of $5.9 million, depreciation of $749,000 and amortization of debt discount of $563,000 as partially offset by increases in SGA expenses of $3.6 million and increases in trade accounts receivable of $5.2 million, increases in inventory of $2 million as based on increased credit sales and those purchases required to meet open manufacturing and distribution orders, cash payments for income taxes of $840,000 and changes in deferred taxes of $240,000, and $620,000 in prepaid expenses, primarily for insurance premiums, and $1.0 million in other asset purchases related to the DEX-L10 brand transfer for $600,000 and approximately $400,000 as related to prepaid ANDA bioequivalency work.

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

Net cash provided by financing activities was $681,000 for the fiscal year ended March 31, 2006 as compared to cash used by financing activities of $(1.3) million for the fiscal year ended March 31, 2005. The 2006 financing activity cash provided was primarily attributable to $221,000 of proceeds received from vested stock option exercises, the $3 million note for the Company’s 51% American Antibiotics investment as partially offset by payments of $2.5 million on long-term obligations.

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

Capital Expenditure Commitments

The Company has no contractual commitments as related to capital expenditures as of March 31, 2007 and 2006. However, during February 2007, the Company entered into a 5 year, $2 million capital lease line with a bank at LIBOR+1.5%. As of March 31, 2007, $850,000 was outstanding on this line.

Payments Due by Period

The following table illustrates our outstanding debt, purchase obligations, and related payment projections as of March 31, 2007:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years
Series B convertible preferred stock (1)	$5,000,000	$—	$5,000,000	$—
Series B preferred stock dividends (1)	1,200,000	400,000	800,000	—
Loan payable	2,500,000	1,666,667	833,333	—
Trade payables	4,793,483	4,793,483	—	—
Other liabilities and accrued expenses	7,015,812	7,015,812	—	—

Subtotal	20,509,295	13,875,962	6,633,333	—
Purchase obligations	—	—	—	—
Capital leases	850,000	—	—	850,000
Operating leases	2,318,886	386,481	772,962	1,159,443

Total	$23,678,181	$14,262,443	$7,406,295	$2,009,443

Footnotes:

(1)	The payments to be made are eligible to be paid in cash or in the form of the Company’s $0.01 par value common stock at the Company’s option.

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our financial position, results of operations and related cash flows. The following list is not intended to be a comprehensive list and in some cases, the accounting treatment of a particular transaction is specifically dictated by U.S. generally accepted accounting principles thus there is no need for management’s judgment in their application. In some cases however, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements for the fiscal years ended March 31, 2007, 2006 and 2005 included in this Form 10K report. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

Principles of Consolidation: The consolidated financial statements as of March 31, 2007 and 2006 and for the years ended March 31, 2007, 2006 and 2005 include the corporate, manufacturing and distribution accounts of GeoPharma, Inc. (the “Company”), (“GeoPharma”), which is continuing to do manufacturing business as Innovative Health Products, Inc. (“Innovative”), and its wholly owned subsidiaries IHP Marketing, Breakthrough, Breakthrough Marketing, Belcher, Belcher Capital, Go2PBM Services, Inc., Libi Labs and its 51% owned LLC, American Antibiotics. Significant intercompany balances and transactions have been eliminated in consolidation.

Industry Segments: In accordance with the provisions of Statement of Financial Accounting Standards No. 131, (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker (“CODM”) related to the allocation of resources and in the resulting assessment of the segment’s overall performance. The measure used by the Company’s CODM is a business segment’s gross profit.

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

Intangible Assets Intangible assets consist primarily of goodwill and intellectual property. Effective April 1, 2002 with the adoption of SFAS 142, “Goodwill and Other Intangibles”, intangible assets with an indefinite life, namely goodwill and the intellectual property, are not amortized. Intangible assets with a definite life are amortized on a straight-line basis with estimate useful lives ranging from 1 to 3 years. Indefinite lived intangible assets will be tested for impairment yearly and will be tested for impairment between the annual tests should an event occur or should circumstances change that would indicate that the carrying amount may be impaired. The Company has selected January 1, as the annual date to test these assets for impairment. Based on the required analyses performed as of that annual test date, no impairment loss was required to be recorded for the fiscal year ended March 31, 2007, 2006 or 2005.

Impairment of Assets In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There have been no impairment losses recorded for the fiscal years ended March 31, 2007, 2006 and 2005.

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

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates, assumptions and apply certain critical accounting policies that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at March 31, 2007 and 2006, as well as the reported amounts of revenues and expenses for the fiscal years ended March 31, 2007, 2006 and 2005. Estimates and assumptions used in our financial statements are based on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions also require the application of certain accounting policies, many of which require estimates and assumptions about future events and their effect on amounts reported in the financial statements and related notes. We periodically review our accounting policies and estimates and makes adjustments when facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on our financial condition, results of operations and cash flows.

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

Advertising Costs The Company charges advertising costs to expense as incurred.

Research and Development Costs Costs incurred to develop our generic pharmaceutical products for the Company are expensed.

Fair Value of Financial Instruments The Company, in estimating its fair value disclosures for financial instruments, uses the following methods and assumptions: Cash, Accounts Receivable, Accounts Payable and Accrued Expenses: The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate their fair value due to their relatively short maturity. Long-term Obligations: The fair value of the Company’s fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At March 31, 2007, 2006 and 2005, the fair value of the Company’s long-term obligations approximated its carrying value. Credit Lines Payable: The carrying amount of the Company’s credit lines payable approximates fair market value since the interest rate on these instruments corresponds to market interest rates.

Stock-Based Compensation The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123 allows companies which have stock-based compensation arrangements with employees to adopt a new fair-value basis of accounting for stock options and other equity instruments, or to continue to apply the existing accounting required by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company intends to continue to account for stock-based compensation arrangements under APB Opinion No. 25. The Company has also adopted the disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” This pronouncement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. Effective April 1, 2006, the Company was required to adopt Statement of Financial Accounting Standards (“SFAS”) No. 123R “Accounting for Stock-Based Compensation”—Revised (“SFAS 123R”).

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and also establishes a framework for measuring fair value. The provisions of this Statement are effective for fiscal years beginning after November 15, 2007. At this time we cannot determine whether or not the adoption of this Statement will have a material impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are not exposed to significant interest rate or foreign currency exchange rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto beginning on Page 53. The Company’s unaudited selected quarterly data for each of the quarters for the fiscal years ended March 31, 2007, 2006 and 2005 are presented as follows:

SELECTED QUARTERLY DATA
	Quarter ended: June 30, 2006	Sept. 30, 2006	Dec. 31, 2006	Mar. 31, 2007
Net sales	$14,396,367	$16,678,796	$14,284,493	$14,432,481
Gross profit	$3,472,239	$4,664,984	$4,516,429	$4,214,368
SGA	$2,609,526	$3,307,757	$2,967,892	$3,955,132
Stock option compensation expense	$427,675	$427,675	$427,675	$298,678
Depreciation & amortization	$236,062	$245,565	$347,385	$334,736
Other income/ (expense), net	$30,120	$140,993	$(34,200)	$120,376
Minority interest	$348,294	$327,057	$319,998	$314,703
Income tax benefit/ (expense)	$(304,000)	$(284,000)	$(300,000)	$545,049
Preferred dividends	$75,000	$75,000	$75,000	$75,000
Net income/(loss) available to common shareholders	$194,900	$793,037	$684,275	$534,440
Basic earnings (loss) per share	$0.02	$0.08	$0.07	$0.05
Basic weighted average number of common shares outstanding	9,868,409	9,927,195	9,818,924	9,875,332

SELECTED QUARTERLY DATA

	Quarter ended: June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	Mar. 31, 2006
Net sales	$11,770,746	$12,221,708	$12,369,321	$13,381,770
Gross profit	$3,285,298	$2,779,340	$3,297,397	$3,094,929
SGA	$2,453,465	$2,594,337	$2,188,404	$2,464,987
Depreciation & amortization	$161,635	$172,926	$195,947	$218,024
Other income/ (expense), net	$(7,252)	$712,201	$(113,780)	$(311,021)
Income tax benefit/ (expense)	$(72,000)	$(212,000)	$(567,193)	$(229,607)
Preferred dividends	$75,000	$75,000	$75,000	$75,000
Net income/(loss) available to common shareholders	$515,946	$513,604	$364,518	$95,129
Basic earnings (loss) per share	$0.06	$0.06	$0.04	$0.01
Basic weighted average number of common shares outstanding	8,746,145	8,901,724	9,005,134	9,041,106

SELECTED QUARTERLY DATA

	Quarter ended: June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2005
Net sales	$6,913,616	$6,039,352	$6,930,721	$8,346,551
Gross profit	$1,627,377	$1,351,455	$964,586	$1,835,075
SGA	$1,197,917	$1,321,911	$1,538,271	$2,013,312
Depreciation & amortization	$144,975	$147,230	$156,038	$157,454
Other income/ (expense), net	$(103,134)	$76,733	$(104,825)	$(53,749)
Income tax benefit/ (expense)	$(14,442)	$—	$—	$216,340
Preferred dividends	$150,833	$170,095	$125,833	$75,000
Net income/(loss) available to common shareholders	$16,076	$(211,048)	$(960,381)	$(248,101)
Basic earnings (loss) per share	$0.00	$(0.03)	$(0.12)	$(0.02)
Basic weighted average number of common shares outstanding	7,713,899	7,724,475	8,188,452	8,111,851

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, directors and key employees and their ages and their respective positions as of March 31, 2007 were as follows:

Name	Age	Position
Jugal K. Taneja	63	Chairman of the Board and Director
Mihir K. Taneja	32	Chief Executive Officer, Secretary and Director
Kotha S. Sekharam, Ph.D	56	President and Director
Carol Dore-Falcone	42	Vice President and Chief Financial Officer
Barry H. Dash, Ph.D	75	Director
William L. LaGamba	48	Director
Shan Shikarpuri	56	Director
George L. Stuart, Jr.	61	Director
A. Theodore Stautberg	60	Director
Rafick Henein, Ph.D.	67	Director

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

A. THEODORE STAUTBERG, JR. has served as director since October 2006. Mr. Stautberg is the President, founder and a director of Triumph Resources Corporation and the Chairman of Triumph Securities Corporation. Mr. Stautberg also serves as director of Camterra Resources and serves as a director for several energy companies. Prior to forming Triumph in 1981, Mr. Stautberg was Vice President of Butcher & Singer, Inc. and was an attorney with the Securities and Exchange Commission in Washington D.C. Mr. Stautberg is a graduate of the University of Texas and University of Texas School of Law.

Dr. RAFICK HENEIN has served as a director since March 2007. Dr. Henein started his career at Ayerst Laboratories, Inc. in 1971 and served as Senior Vice President, Plant and Distribution Operations from 1983 to 1988. He then joined Novopharm Limited (Canada), first as Executive Vice President, and subsequently as President and Chief Operating Officer before being named President and Chief Executive Officer of Novopharm International. In 1997, Dr. Henein joined IVAX Pharmaceuticals Inc., and served as its President and Chief Executive Officer until 2006. Dr. Henein holds a PhD in pharmaceutical technology from the Academy of Sciences of Hungary and a MSc in pharmaceutical sciences from the Budapest University of Medicine in Hungary. He also has a MBA and a Diploma of Management from McGill University in Montreal, Quebec, Canada. A graduate of the Faculty of Pharmacy, Cairo University, Dr. Henein is a member of the Ontario College of Pharmacists and the Order of Pharmacists of Quebec.

Committees of the Board of Directors

The Board of Directors have formed the following committees with each of its respective members listed: Audit Committee consists of Mssrs. LaGamba, Stuart, Jr., and Shikarpuri, with Mssr. Shikarpuri representing the audit committee financial expert, Nominating Committee: Mssrs. Dash, Stuart and Shikarpuri, Executive Committee: Mssrs. Dash, Sekharam and M. Taneja with the compensation committee consisting of Mssrs. Dash, Stuart and Stautberg.

The Board met 6 times during the fiscal year March 31, 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2007, 2006 and 2005, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company’s Common Stock that failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 on a timely basis during those fiscal years.

Code of Ethics

We plan to adopt a Code of Business Conduct and Ethics, within the meaning of Item 406(b) of Regulation S-K, that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Upon adoption, a complete copy of the proposed Code of Ethics will be posted at our website at www.geopharmainc.com under “Investor Info.” Any amendments to, or waivers of, the Code of Ethics will be promptly disclosed on our website.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objectives of GeoPharma’s compensation program are as follows:

•

Reward performance that drives substantial increases in shareholder value, as evidenced through both future increases in revenues, improvements in our operating profits, penetration into new target markets and increased market price of our common shares; and

•	Attract, hire and retain our experienced executives given our specialized industries in which we operate and have targeted to operate in and our overall risk profile.

The compensation level of our Chief Executive Officer (“CEO”), our President and our Chief Financial Officer (“CFO”) in general is comparable to other industry executives, and reflects the CEO’s, our President’s and CFO’s unique position and incentive to positively affect our future operating performance and shareholder value. Our CEO’s, our President’s and CFO’s compensation is heavily weighted toward equity compensation, primarily through restricted stock grants, to provide a relatively strong personal economic incentive for these executives to increase our revenue, our profits as well as increase the market price of our common shares. Specific salary and bonus levels, as well as the amount and timing of equity incentive grants, has been developed in the Company’s Compensation Incentive Plan (“CIP”). Executive compensation is primarily paid or granted pursuant to the Company’s CIP and each executive’s formal compensation agreement. Compensation adjustments are made occasionally based on changes in an executive’s level of responsibility or on changed local and specific executive employment market conditions.

Employment Arrangements

During February 2004, effective April 1, 2004 , GeoPharma renewed all officers’ three-year employment agreements with Mihir K. Taneja, Chief Executive Officer, Kotha S. Sekharam, President, and Carol Dore-Falcone, Vice President and Chief Financial Officer, at annual salaries for the fiscal year ended March 31, 2007 of $240,000, $170,000 and $160,000, plus benefits, respectively. In addition, the Company renewed the consulting agreement with the Chairman of the Board, Jugal K. Taneja, pursuant to which he is paid an annual fee of $300,000.

Officers and employees are permitted to participate in our benefits and employee benefit plans that may be in effect from time to time, to the extent eligible, and each employee is entitled to receive an annual bonus as determined in the sole discretion of our Compensation Committee and the Board of Directors annually based on the Committee and the Board’s evaluation of the officer’s or employee’s performance as well as GeoPharma’s financial performance as documented in the Company’s Compensation Incentive Plan.

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate cash compensation paid during the two years ended March 31, 2007 and 2006 to GeoPharma’s Chief Executive Officer and our two most highly compensated executive officers other than our Chief Executive Officer. Other than as listed below, the Company had no executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year

Name and Principal Position	Year	Salary $		Bonus $		Stock Awards $ (2)		Option Awards $ (4)			Total $ (8)
Mihir Taneja Chief Executive Officer	2007 2006	$ $	235,018 196,425	$200,000	(1) (2)	$120,000	(1) (3)	$ $	0 487,500	(5)	$ $	235,018 883,925
Kotha S. Sekharam, PhD. President	2007 2006	$ $	181,784 159,076	$160,000	(1) (2)	$96,000	(1) (3)	$ $	0 292,500	(6)	$ $	181,784 611,576
Carol Dore-Falcone Vice President and Chief Financial Officer	2007 2006	$ $	163,295 151,053	$150,000	(1) (2)	$90,000	(1) (3)	$ $	0 243,750	(7)	$ $	163,295 544,803

Summary Compensation Table Footnotes

(1)	In accordance with the compensation committee’s Compensation Incentive Plan, the Bonus is determined based on audited results for the March 31 fiscal year end. Based on that Compensation Plan and the Company’s operating results, it is projected that management will be awarded 100% of their 2007 salary which will take the form of 60% 3-year restricted stock and 40% in cash as received over the months July – December 2007.
(2)	In accordance with the compensation committee’s Compensation Incentive Plan, (the “CIP”), the Bonus is determined based on audited results for the March 31 fiscal year end. The Bonus amount is comprised of 40% cash and 60% in 3-year restricted stock. The compensation committee based their approval for the bonus awarded as set forth in the criteria outlined in the CIP and is included as an Exhibit to this report. The timing of the determination and the issuance of the CIP bonus award is contingent on the completion of the audit of the Company financial statements and is therefore paid out prorate over the subsequent months of July through December for the previous fiscal year ended March 31. The date of the CIP bonus award was June 12, 2006 and the closing price on Nasdaq Capital Market of the Company’s common stock on that date was $4.12.
(3)	As noted in footnote (2) above, the amount represents 60% of the bonus awarded and is awarded in the form of the Company’s common stock with a three-year minimum restrictive legend.
(4)	Effective March 31, 2007, pursuant to the Compensation Committee’s Stock Option Conversion Plan, the Company exchanged all unvested stock options issued under its 1999 Employee and NonEmployee Stock Option Plans, based on an exchange formula that, among other things, was based on the exercise price on the date of grant and the market value on the March 31, 2007 effective date. Therefore, no stock options were reflected as issued for the fiscal year ended March 31, 2007.
(5)	The amount represents 250,000 stock option granted at an exercise price of $1.95, the closing price of the Nasdaq Capital Market on the date of grant, June 12, 2006. The options vest equally over three years. 50,000 of the 250,000 stock options granted represent board of director options granted.
(6)	The amount represents 150,000 stock option granted at an exercise price of $1.95, the closing price of the Nasdaq Capital Market on the date of grant, June 12, 2006. The options vest equally over three years. 50,000 of the 150,000 stock options granted represent board of director options granted.
(7)	The amount represents 125,000 stock option granted at an exercise price of $1.95, the closing price of the Nasdaq Capital Market on the date of grant, June 12, 2006.

(8)	The total omits the value presented in “Stock Awards” column as that amount in included in column of the dollar value presented in “Bonus” column.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth the equity-based awards during the year ended March 31, 2007 to GeoPharma’s Chief Executive Officer and our two most highly compensated executive officers other than our Chief Executive Officer.

Name and Principal Position	Grant date(3)		All other stock awards: Number of shares of stock (1)(3)
Mihir K. Taneja Chief Executive Officer	06/12/2006 03/31/2007	(1) (2)	52,863 107,500
Kotha S. Sekharam, PhD. President	06/12/2006 03/31/2007	(1) (2)	42,291 70,833
Carol Dore-Falcone Vice President and Chief Financial Officer	06/12/2006 03/31/2007	(1) (2)	39,648 48,333

Grants of Plan-based Awards Footnotes

(1)	In accordance with the Compensation Committee’s Compensation Incentive Plan, (the “CIP”), the bonus is determined based on audited results for the March 31, 2006 fiscal year end. The bonus amount is comprised of 40% cash and 60% in 3-year restricted stock. The compensation committee based their approval for the bonus awarded as set forth in the criteria outlined in the CIP and is included as an Exhibit to this report. The timing of the determination and the issuance of the CIP bonus award is contingent on the completion of the audit of the Company financial statements. The date of the CIP bonus award was June 12, 2006 and the closing price on Nasdaq Capital Market of the Company’s common stock on that date was $4.12.
(2)	Effective March 31, 2007, pursuant to the Compensation Committee’s Stock Option Conversion Plan, the Company exchanged all unvested stock options issued under its 1999 Employee and NonEmployee Stock Option Plans, based on an exchange formula that, among other things, was based on the exercise price on the date of grant and the market value on the March 31, 2007 effective date.
(3)	In accordance with the Compensation committee’s Compensation Incentive Plan, (the “CIP”) the bonus is determined based on audited results for the fiscal year ended March 31, 2007. Based on the date of this filing, the bonus has not been determined. For further information see Note (1) above.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding unexercised options, unvested shares of common stock and any awards under an equity incentive plan as of March 31, 2007 for GeoPharma’s Chief Executive Officer and our two most highly compensated executive officers other than the Chief Executive Officer.

Name	Number of Securities Underlying Unexercised Options # Exercisable		Number of Securities Underlying Unexercised Options # Unexercisable (3)	Option Exercise Price $	Option Expiration Date
Mihir K. Taneja	54,000		0	$2.00	12/01/2010
Chief Executive Officer	30,000		0	$1.00	04/01/2011
	21,500		0	$0.80	04/01/2012
	100,000		0	$0.85	06/20/2012
	25,000		0	$0.80	04/01/2013
	16,667		0	$6.15	04/01/2014
	133,333		0	$4.55	09/01/2014
	83,334		0	$1.95	06/07/2015

	463,834	(1)

Name	Number of Securities Underlying Unexercised Options # Exercisable		Number of Securities Underlying Unexercised Options # Unexercisable (3)	Option Exercise Price $	Option Expiration Date
Kotha S. Sekharam	54,000		0	$2.00	12/01/2010
President	30,000		0	$1.00	04/01/2011
	25,000		0	$0.80	04/01/2012
	50,000		0	$0.85	06/20/2012
	25,000		0	$0.80	04/01/2013
	16,667		0	$6.15	04/01/2014
	100,000		0	$4.55	09/01/2014
	50,000		0	$1.95	06/07/2015

	350,667	(2)

Carol Dore-Falcone	36,600		0	$2.00	12/01/2010
Vice President and Chief Financial Officer	33,333		0	$0.85	06/20/2012
	66,666		0	$4.55	09/01/2014
	41,667		0	$1.95	06/07/2015

	178,266

Outstanding Equity Awards at Fiscal Year-end Footnotes

(1)	Of the 463,834 vested stock options, 113,834 stock options represent options issued as a member of the Board of Directors.
(2)	Of the 350,667 vested stock options, 117,334 stock options represent options issued as a member of the Board of Directors.
(3)	Effective March 31, 2007, pursuant to the Compensation Committee’s Stock Option Conversion Plan, the Company exchanged all unvested stock options issued under its 1999 Employee and NonEmployee Stock Option Plans, based on an exchange formula that, among other things, was based on the exercise price on the date of grant and the market value on the March 31, 2007 effective date. Therefore, no stock options were unvested as of the fiscal year ended March 31, 2007.

DIRECTOR COMPENSATION

GeoPharma reimburses each of our directors for reasonable expenses incurred in attending meetings of our Board of Directors. Each non-employee director receives compensation in the form of a fee of $2,500 per quarter. Additionally, all directors are eligible to receive stock options under the Company’s 1999 Stock Option Plan. Effective with the term beginning April 2005, the Company established a policy providing that all directors will receive 50,000 stock options and non officer directors are eligible to receive 5,000 shares of restricted stock per fiscal year if they attend at least two meetings in such fiscal year. The options granted under this policy to directors are exercisable in accordance with a three-year vesting schedule from date of grant, provided that should any director resign prior to the end of the relevant term of office, the options granted for during such fiscal term shall be immediately forfeited. Effective March 31, 2007, the Company exchanged all unvested stock options into the Company’s restricted common stock based on an exchange formula pursuant to the Company’s Compensation Committee Plan.

As of March 31, 2007, see the table as follows for nonemployee directors; Dr. Kotha Sekharam, the Company’s President, and Mihir K. Taneja, the Company’s Chief Executive Officer, are both officers and directors of the Company and they are therefore not included in the table below as their compensation details are include in the tables elsewhere.

Name	Fees Earned or Paid in Cash $		Stock Awards $ (2)	Option Awards $ (2)	Total $
Jugal K. Taneja, Chairman of the Board	$10,000		$66,000	$0	$76,000
Shan Shikarpuri, Director	$10,000		$66,000	$0	$76,000
George Stuart, Jr., Director	$10,000		$66,000	$0	$76,000
Dr. Barry Dash, Director	$10,000		$66,000	$0	$76,000
William LaGamba, Director	$10,000		$66,000	$0	$76,000
A. Theodore Stautberg, Director	$2,500	(1)	$66,000	$0	$68,500
Dr. Rafick Henein, Director	$0	(3)	$0	$0	$0

Director Compensation Footnotes

(1)	Compensation was $2,500 based on the timing of the nomination of the director to the Company’s Board of Directors on December 12, 2006.
(2)	The Stock Award included not only the 5,000 restricted shares given as a part of the Board member’s compensation as described above but in addition, includes the exchange of all of the unvested stock options into the Company’s restricted common stock based on an exchange formula pursuant to the Company’s Compensation Committee Plan. For the year ended March 31, 2007, the 10,000 restricted shares were issued with the closing price on March 31, 2007 of $4.40 per share.
(3)	No compensation was received based on the nomination to the Company’s Board of Directors on March 15, 2007.

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

Employees

The following represents the employees’ common stock options outstanding as of March 31, 2007:

Option balance outstanding, March 31, 2006	648,417
Granted	—
Exercised	(38,667)
Forfeited	(216,667)

Option balance outstanding, March 31, 2007	393,083

Effective March 31, 2007, the Compensation Committee adopted the Stock Option Conversion Plan whereby all unvested stock options were to be converted to 3-year restricted stock based on a predetermined exchange formula. Of the total 216,667 forfeited, the 66,667 stock options forfeited is the result of this exchange with the Company charging $298,678 in the current year to stock option expense; the $298,678 charged to stock option expense represents the excess value of the restricted stock received versus the value of the unvested stock option forfeited. $1,536,947 was recorded as a deferred compensation asset that will be amortized over three years, the life of the restricted stock. Therefore, as of March 31, 2007 no stock options were unvested with the remaining 393,083 stock options outstanding being vested.

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

Officers

The following represents the officers’ common stock options outstanding as of March 31, 2007:

Option balance outstanding, March 31, 2006	1,144,933
Granted	—
Exercised	—
Forfeited	(650,001)

Option balance outstanding, March 31, 2007	494,932

Effective March 31, 2007, the Compensation Committee adopted the Stock Option Conversion Plan whereby all unvested stock options were to be converted to 3-year restricted stock based on a predetermined exchange formula. The 650,001 stock options forfeited is the result of this exchange with the Company charging $298,678 in the current year to stock option expense; the $298,678 charged to stock option expense represents the excess value of the restricted stock received versus the value of the unvested stock option forfeited. $1,536,947 was recorded as a deferred compensation asset that will be amortized over three years, the life of the restricted stock. Therefore, as of March 31, 2007 no stock options were unvested with the remaining 494,932 stock options outstanding being vested.

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

The following represents the nonemployee common stock options outstanding as of March 31, 2007:

Option balance outstanding, March 31, 2006	1,418,497
Granted	400,000
Exercised	(61,665)
Forfeited	(736,663)

Option balance outstanding, March 31, 2007	1,020,169

Effective March 31, 2007, the Compensation Committee adopted the Stock Option Conversion Plan whereby all unvested stock options were to be converted to 3-year restricted stock based on a predetermined exchange formula. The 736,663 stock options forfeited is the result of this exchange with the Company charging $298,678 in the current year to stock option expense; the $298,678 charged to stock option expense represents the excess value of the restricted stock received versus the value of the unvested stock option forfeited. $1,536,947 was recorded as a deferred compensation asset that will be amortized over three years, the life of the restricted stock. Therefore, as of March 31, 2007 no stock options were unvested with the remaining 1,020,169 stock options outstanding being vested.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

See Note 15 to our consolidated financial statements on page 65 for a description of our 1999 Employee, NonEmployee and Officer Stock Option Plans (the “1999 Plans”). The following table provides information as of March 31, 2007 regarding compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns to the left
Equity compensation plans approved by shareholders	1,908,184	$1.50	—
Equity compensation plans not approved by shareholders	—	—	—

Total	1,908,184	$1.50	—

Security Ownership of Certain Beneficial Owners and Management of GeoPharma

The following table sets forth certain information regarding beneficial ownership of GeoPharma’s securities as of May 11, 2007 and on that date, 11,259,727 shares were outstanding:

•	by each person who is known by us to beneficially own more than 5% of our securities;

•	by each of our officers and directors; and

•	by all of our officers and directors as a group.

Title Of Class	Name And Address Of Beneficial Owner (1) (3)	Amount And Nature Of Beneficial Ownership (2)	Approximate Percent of Class (%)
Common	Jugal K. Taneja	2,355,471	20.4%
Common	Mihir K. Taneja	1,072,359	9.1%
Common	Kotha S. Sekharam, PhD	681,987	5.9%
Common	Carol Dore-Falcone	332,747	2.9%
Common	William L. LaGamba	122,994	1.1%
Common	Shan Shikarpuri, CPA	104,334	0.9%
Common	Barry H. Dash, PhD	97,334	0.9%
Common	George Stuart, Jr.	82,865	0.7%
Common	Carnegie Capital	582,537	5.2%
Common	A. Theodore Stautburg	18,000	0.2%
Common	Joseph Zappala	765,550	6.8%
Common	Rafick Henein, PhD	—	0%
Common	All officers and directors as a group (10 persons)	4,868,091	43.2%

(1)	Except as noted above, the address for the above identified officers and directors of the Company is c/o GeoPharma, Inc., 6950 Bryan Dairy Road, Largo, Florida 33777.
(2)

Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them. Percentages are based upon the assumption that each shareholder has exercised all of the currently exercisable options he or she owns which are currently exercisable or exercisable within 60 days and that no other shareholder has exercised any options he or she owns. The individual beneficial ownership amounts presented include exercisable, vested stock options within the beneficial owners total amount owned as follows: Jugal Taneja includes 306,667 vested options; Mihir Taneja includes 463,834 vested options; Kotha Sekharam includes 350,667 vested options; Carol Dore-Falcone includes 178,266 vested options; William LaGamba includes 16,667 vested options; Shan Shikarpuri includes 66,667 vested options; Barry Dash includes 56,667 vested options and George Stuart, Jr. includes 44,000 vested options.

(3)	The following factors have been taken into consideration in calculating the amount and nature of beneficial ownership in GeoPharma:

•

Dr. Kotha Sekharam’s beneficially owned shares include approximately 50,578 shares beneficially owned by Madhavi Sekharam, Dr. Sekharam’s wife, as to which Dr. Sekharam exercises no investment or voting power and disclaims beneficial ownership.

•

Jugal K. Taneja’s beneficially owned shares include approximately 595,383 shares beneficially owned by his wife Manju Taneja. Mr. Taneja exercises no investment or voting power over any of the shares owned by his wife, and disclaims beneficial ownership of those shares.

•

Jugal K. Taneja’s beneficially owned shares also include 911,552 shares beneficially owned by Carnegie Capital, Ltd, and approximately 70,858 shares beneficially owned by First Delhi Trust. Mr. Taneja is the general partner of both Carnegie Capital, Ltd. and First Delhi Trust, and holds sole voting and investment power over these shares.

•

Includes 658,100 shares owned by Michele LaGamba, Mr. LaGamba’s wife, as to which Mr. LaGamba exercises no investment or voting power and disclaims beneficial ownership. Also includes 505,000 shares held by Mr. LaGamba as custodian for their minor children.

•	Joseph Zappala’s beneficially owned shares exclude 300,500 shares held by Mr. Zappala’s spouse; Mr. Zappala was previously member of the board who resigned December 2004.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company has entered into transactions and business relationships with certain of our officers, directors and principal stockholders or their affiliates.

Revenues: For the fiscal years ended March 31, 2007, 2006 and 2005, manufacturing revenues of approximately $94,910, $172,901 and $414,073 respectively, were recorded from sales by the Company to subsidiaries or joint ventures of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the fiscal years ended March 31, 2007, 2006 and 2005, revenues of $723,696, $673,544 and $348,156 respectively, were recorded from sales by the Company to Vertical Health Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder.

For the fiscal years ended March 31, 2007, 2006 and 2005, distribution revenues of approximately $0, $0 and 22,176, respectively, were recorded from sales by the Company to subsidiaries or joint ventures of Dynamic Health Products.

For the fiscal years ended March 31, 2007, 2006 and 2005, pharmacy benefit management revenues of approximately $20,145,817, $16,587,701 and $11,437,659, respectively, were recorded from sales by the Company to CarePlus Health Plan, an affiliate of the Company’s former board member Mssr. Zappala. Our wholly-owned subsidiary, Go2PBMServices, Inc., derives 100% of its revenues from this contract.

Trade Accounts Receivable/ Trade Accounts Payable—Amounts due to affiliates and amounts due from affiliates represent balances owed by or amounts owed to the Company for sales occurring in the normal course of business. Amounts due to and amounts due from these affiliates are in the nature of trade payables or receivables and fluctuate based on sales volume and payments received.

As of March 31, 2007 and 2006, for the manufacturing segment, $25,302 and $25,888 was due from subsidiaries of Dynamic Health Products and $182,199 and $140,038 was due from Vertical Health, Inc.

As of March 31, 2007 and 2006, for the pharmacy benefit management segment, $369,267 and $995,452 was due from CarePlus Health.

Lease / Debt Obligations—For each of the years ended March 31, 2007, 2006 and 2005, rent expense of $0, $0 and $128,529 was paid to Dynamic Health Products, Inc. Monthly rents were approximately $18,333 per month. The Company and Dynamic were parties to a ten-year, triple net operating lease that would have expired in the year 2009; however, on October 28, 2004 the Company purchased this leased facility for the independent appraised value of $1,925,000.

Mssr. Shikarpuri is the Audit Committee’s Financial Expert as defined by the Securities and Exchange Commission. Mssrs. J. Taneja, M. Taneja, Sekharam and Henein, are each not “Independent” as that term is defined of the National Association of Securities Dealers Automated Quotations (“NASDAQ”).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by BBK, for professional services rendered for the audit of the Company’s annual financial statements included in the Company’s Annual Report on Form 10K as of March 31, 2007 and 2006 and for the years ended March 31, 2007, 2006 and 2005 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB during such fiscal years were approximately $65,000, $58,000 and $49,000 respectively.

Audit Related Fees. The Company did not engage BBK to provide professional services to the Company regarding audit related matters during the fiscal years ended March 31, 2007, 2006 and 2005.

Tax Fees. The aggregate fees billed by BBK, for professional services rendered for tax advice and related return preparation to the Company for the years ended March 31, 2007, 2006 and 2005 were approximately $85,000, $12,900 and $12,000, respectively.

All Other Fees. The aggregate fees billed by BBK for services rendered to the Company, other than the services covered above for all fiscal years ended March 31, 2007, 2006 and 2005 were $0.

PART IV

ITEM 15.	EXHIBITS AND REPORTS ON FORM 8-K

The Company filed Form-8K with the Securities and Exchange Commission during the fiscal year ended March 31, 2007 through the date of this filing are as follows:

Date of Form-8K filing:	Filing Topic:
August 11, 2006	Earnings release - first quarter June 30, 2006
November 16, 2006	Earnings release - second quarter September 30, 2006
February 14, 2007	Earnings release - third quarter December 31, 2006
April 10, 2007	Entry into a Material Definitive Agreement
May 3, 2007	Termination of a Material Definitive Agreement
May 17, 2007	Entry into a Material Definitive Agreement
June 14, 2007	Other Event
June 29, 2007	Earnings release - fiscal year ended March 31, 2007

Exhibits

The following Exhibits are filed as part of this Report:

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization dated June 12, 1998, effective June 15, 1998, by and among Nu-Wave Health Products, Inc., Nu-Wave Acquisition, Inc., Energy Factors, Inc., U.S. Diversified Technologies, Inc., Paul Santostasi, Chris Starkey, and Marvin Deutsch. **

2.2	Agreement and Plan of Reorganization by and among GeoPharma, Inc., Florida Merger Subsidiary Corp. and Dynamic Health Products, Inc. (3)

3.1	Articles of Incorporation of Energy Factors, Inc., filed September 3, 1985.**

3.2	By-Laws of Energy Factors, Inc.**

3.3	Articles of Incorporation of Nu-Wave Acquisition, Inc., dated June 11, 1998 and filed June 12, 1998. **

3.4	Articles of Amendment to Articles Innovative changing name.**

3.5	Agreement with holder of Series A preferred stock dated as of March 25, 2002.**

3.6	Certificate of Designation of Series B preferred stock (2)**

4.1	Specimen Stock Certificate of the Company **

4.2	Form of Underwriters’ Warrant **

10.1	Promissory note in favor of Nu-Wave Health Products, Inc. from Energy Factors, Inc., dated May 13, 1998.**

10.2	Form of 1999 Stock Option Plan **

10.3	Innovative Health Products, Inc. 1999 Stock Option Plan.**

10.4	Form of Employment Agreement with Kotha S. Sekharam, Ph.D. **

10.5	Form of Employment Agreement with Mihir K. Taneja **

10.6	Form of Employment Agreement with Carol Dore-Falcone **

10.7	Lease of Company’s facility at 6950 Bryan Dairy Road, Largo, Florida 33777 **

10.8	Acquisition Agreement between Go2Pharmacy.com, Inc. (Florida) and Go2Pharmacy.com, Inc. (Delaware) **

10.9	Agreement between Go2Pharmacy.com, Inc. (Delaware) and CarePlus dated as of March 23, 2000.**

10.10	Agreement between Go2Pharmacy.com, Inc. (Delaware) and the Greater New York Health Care Association dated June 27, 2000. **

10.11	Consulting Agreement between Go2Pharmacy.com, Inc. and Joseph Zappala**

10.12	Promissory Note between Go2Pharmacy, Inc. and First Community Bank of America dated March 8, 2001 in the amount of $551,512 **

10.13	Revolving Line of Credit Promissory Note between Go2Pharmacy, Inc. and First Community Bank of America dated March 8, 2001 in the amount of $650,000**

10.14	Consulting Agreement with Jugal K. Taneja dated February 2001.**

10.15	Sublease and Consent**

10.16	Revolving line of Credit Promissory Note between Breakthrough Engineered Nutrition, Inc. and First Community Bank of America dated March 29, 2002 in the amount of $100,000**

Exhibit Number	Description
10.17	Revolving line of Credit Promissory Note between Innovative and First Community Bank of America dated March 2003 in the amount of $900,000.**

10.18	Securities Purchase Agreement between the Company and Laurus Master Fund, Ltd. dated as of January 30, 2004 (1)**

10.19	Registration Rights Agreement between the Company and Laurus Master Fund, Ltd. dated as of January 30, 2004.(1)**

10.20	Form of 6% Secured Convertible Term Notes between the Company and Laurus Mater Fund, Ltd. dated as of January 30, 2004.(1)**

10.21	Form of Common Stock Purchase Warrant between the Company and Laurus Master Fund, Ltd. dated as of January 30, 2004(1)**

10.22	Stock Pledge Agreement between the Company and Laurus Master Fund, Ltd. dated January 30, 2004(1)**

10.23	Subsidiary Guarantee between the Company and Laurus Master Fund, Ltd. dated January 30, 2004(1)**

10.24	Series A Bank Escrow Agreement between the Company and Laurus Master Fund, Ltd.(1)**

10.25	Security Agreement between the Company and Laurus Master Fund, Ltd.(1)**

10.26	Series A Securities Purchase Agreement between the Company and Laurus Master Fund, Ltd. dated as of February 10, 2004(1)**

10.27	Series A Registration Rights Agreement between the Company and Laurus Master Fund, Ltd. dated as of February 10, 2004(1)**

10.28	Form of Common Stock Purchase Warrant between the Company and Laurus Master Fund, Ltd. dated as of February 10, 2004(1)**

10.29	Securities Purchase Agreement between the Company, Midsummer Capital Ltd. and Omicron Master Trust dated as of March 5, 2004(2)**

10.30	Registration Rights Agreement between the Company, Midsummer Capital Ltd. and Omicron Master Trust dated as of March 5, 2004(2)**

10.31	Form of Common Stock Purchase Warrant between the Company, Midsummer Capital Ltd. and Omicron Master Trust dated as March 5, 2004(2)**

10.32	Media Credit Agreement between the Company and Icon International, Inc.**

10.33	Compensation Performance Incentive Plan

21.1	GeoPharma, Inc.—List of Subsidiaries.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

**	Previously filed
1.	Filed as an Exhibit to the Company’s Form 8-K dated as of January 30, 2004.
2.	Filed as an exhibit to the Company’s Form 8-K dated as of March 5, 2004.
3.	Filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 17, 2007 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 29, 2007

GEOPHARMA, INC.

/s/ Mihir K. Taneja,
Mihir K. Taneja,
Chief Executive Officer, Secretary and Director

/s/ Kotha S. Sekharam, Ph.D
Kotha S. Sekharam, Ph.D
President and Director

/s/ Carol Dore-Falcone
Carol Dore-Falcone
Vice President, Chief Financial Officer (Chief Accounting Officer)

In accordance with Exchange Act this report has been signed below by the following persons on behalf of the registrant in the capacities as on June 29, 2007.

/s/ Jugal K. Taneja
Jugal K. Taneja
Chairman of the Board of Directors

/s/ Barry H. Dash, PhD
Barry H. Dash, PhD
Director

/s/ William L. LaGamba
William L. LaGamba
Director

/s/ George L. Stuart, Jr.
George L. Stuart, Jr.
Director

/s/ Shan Shikarpuri
Shan Shikarpuri, CPA
Director

/s/ A. Theodore Stautberg
A. Theodore Stautberg
Director

/s/ Rafick Henein
Rafick Henein, PhD
Director

GEOPHARMA, INC.

AND SUBSIDIARIES

FINANCIAL STATEMENTS

MARCH 31, 2007, 2006 AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

GeoPharma, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of GeoPharma, Inc, and subsidiaries as of March 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GeoPharma, Inc. and subsidiaries as of March 31, 2007 and 2006 and the consolidated results of operations and cash flows for each of the three years in the period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles.

BRIMMER, BUREK & KEELAN LLP

Certified Public Accountants

Tampa, Florida

June 28, 2007

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2007	March 31, 2006
Current assets:
Cash and cash equivalents	$735,000	$1,206,017
Certificate of deposit	—	433,273
Accounts receivable, net	8,055,147	7,465,025
Accounts receivable, other	474,073	634,684
Inventories, net	7,356,295	5,767,056
Prepaid expenses and other current assets	2,605,995	1,324,339
Due from affiliates	576,768	1,162,416

Total current assets	$19,803,278	$17,992,810

Property, plant, leaseholds and equipment, net	9,659,063	8,024,651
Goodwill, net	728,896	728,896
Intangible assets, net	6,916,581	4,384,842
Media Credits, net	286,166	799,748
Deferred tax asset, net	576,595	—
Other assets, net	197,987	166,194

Total assets	$38,168,566	$32,097,141

See accompanying notes to consolidated financial statements

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2007	March 31, 2006
Current liabilities:
Accounts payable	$4,793,483	$4,882,107
Current portion of long-term obligations	1,771,884	1,016,789
Accrued expenses, other liabilities and related party obligations	4,658,756	3,466,353

Total current liabilities	$11,224,123	$9,365,249
Long-term obligations, less current portion	3,085,172	1,666,667
Deferred tax liability	—	244,800

Total liabilities	$14,309,295	$11,276,716

Commitments and contingencies

Minority interest	(912,664)	390,984

Shareholders’ equity:
6% convertible preferred stock, Series B, $.01 par value (5,000 shares authorized, 5,000 shares issued and outstanding (liquidation preference $5,000,000)	50	50
Common stock, $.01 par value; 24,000,000 shares authorized; 10,232,985 and 10,051,775 shares issued and outstanding	102,330	100,518
Treasury stock (110,379 and 189,617 common shares, $.01 par value)	(1,104)	(1,896)
Additional paid-in capital	47,753,274	45,620,036
Retained earnings (deficit)	(23,082,615)	(25,289,267)

Total shareholders’ equity	$24,771,935	$20,429,441

Total liabilities and shareholders’ equity	$38,168,566	$32,097,141

See accompanying notes to consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2007	2006	2005
Revenue
PBM (a related party activity)	$20,145,817	$16,587,701	$11,437,659
Distribution	12,143,397	14,754,861	4,004,560
Manufacturing	27,251,078	17,915,170	11,685,484
Pharmaceutical	251,845	485,813	1,102,537

Total revenue	$59,792,137	$49,743,545	$28,230,240
Cost of goods sold
PBM	19,990,927	16,452,039	11,177,585
Distribution	4,043,336	9,179,513	2,794,712
Manufacturing (exclusive of depreciation and amortization shown below)	15,997,840	11,066,402	8,168,262
Pharmaceutical	2,892,014	588,627	311,188

Total cost of goods sold	$42,924,117	$37,286,581	$22,451,747
Gross profit
PBM	154,890	135,662	260,074
Distribution	8,100,061	5,575,348	1,209,848
Manufacturing	11,253,238	6,848,768	3,517,222
Pharmaceutical	(2,640,169)	(102,814)	791,349

Total gross profit	$16,868,020	$12,456,964	$5,778,493
Selling, general and administrative expenses:
Selling, general and administrative expenses	12,840,307	9,701,193	6,071,411
Stock option compensation expense	1,581,703	—	—
Depreciation and amortization	1,163,748	748,532	605,697

Operating income (loss) before other income (expense)	$1,282,262	$2,007,239	$(898,615)
Other income (expense):
Interest income (expense), net	73,324	(628,109)	(490,859)
Other income (expense), net	183,965	908,257	305,884

Total other income (expense)	$257,289	$280,148	$(184,975)

Income (loss) before income taxes, minority interest and preferred dividends	$1,539,551	$2,287,387	$(1,083,590)
Minority interest benefit (expense)	1,310,052	582,610	—
Income tax benefit (expense)	(342,951)	(1,080,800)	201,898

Net income (loss)	$2,506,652	$1,789,197	$(881,692)
Preferred stock dividends	300,000	300,000	521,762

Net income (loss) available to common shareholders	$2,206,652	$1,489,197	$(1,403,454)

Basic income (loss) per share	$0.22	$0.17	$(0.17)

Basic weighted average number of common shares outstanding	9,875,332	9,041,106	8,111,851

Diluted income (loss) per share	$0.19	$0.14	$(0.17)

Diluted weighted average number of common shares outstanding	13,230,014	12,478,786	8,111,851

See accompanying notes to consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

MARCH 31, 2007

	Preferred Stock				Common Stock		Treasury Stock
	Shares		Dollars
	Series A	Series B	Series A	Series B	Shares	Dollars	Shares	Dollars	Additional paid in capital	Retained earnings (deficit)	Total Shareholders’ equity (deficit)
Balances at March 31, 2004	5,000,000	5,000	$50,000	$50	7,989,551	$79,896	(960)	$(10)	$44,457,293	$(27,895,823)	$16,691,406

Purchase of treasury shares	—	—	—	—	—	—	(152,900)	(1,529)	(694,288)	—	(695,817)
Payment of preferred stock private placement expenses	—	—	—	—	—	—	—	—	(6,000)	—	(6,000)
Exercise of stock options	—	—	—	—	264,566	2,646	—	—	275,077	—	277,723
Amortization of debt and preferred stock warrants	—	—	—	—	—	—	—	—	684,187	(684,187)	—
Issuance of stock awards	—	—	—	—	—	—	160,000	1,600	112,686	—	114,286
Receipt of shares in a legal settlement	—	—	—	—	—	—	(500,000)	(5,000)	(3,200,000)	3,205,000
401(k) employee match	—	—	—	—	—	—	10,840	109	41,204	—	41,313
Preferred stock dividends (in cash and common stock)	—	—	—	—	73,339	733	—	—	343,439	(521,762)	(177,590)
Payment of convertible debt and interest	—	—	—	—	54,025	540	—	—	311,517	—	312,057
Conversion of Series A Preferred Stock	(5,000,000)	—	$(50,000)	—	800,000	8,000			42,000		—
Net loss	—	—	—	—	—	—	—	—	—	(881,692)	(881,692)

Balances at March 31, 2005	—	5,000		$—	$50	9,181,481	$91,815	(483,020)	$(4,830)	$42,367,115	$(26,778,464)	$15,675,686
Exercise of stock options	—	—		—	—	184,949	1,849	—	—	220,063	—	221,912
Issuance of stock awards	—	—		—	—	50,000	500	280,000	2,800	266,200	—	269,500
401(k) employee match	—	—		—	—	—	—	13,403	134	48,767	—	48,901
Preferred stock dividends	—	—		—	—	104,876	1,049	—	—	298,951	(300,000)	—
Payment of convertible debt of series A Preferred Stock	—	—		—	—	530,469	5,305	—	—	2,418,940	—	2,424,245
Net Income	—	—		—	—	—	—	—	—	—	1,789,197	1,789,197

Balances at March 31, 2006		5,000	$		$50	10,051,775	$100,518	(189,617)	$(1,896)	$45,620,036	$(25,289,267)	$20,429,441
Exercise of stock options	—	—		—	—	100,332	1,003	—	—	108,986	—	109,989
Stock Option Compensation Expense										1,283,025		1,283,025
Receipt of shares due to an employment termination	—	—		—	—	—	—	(150,000)	(1,500)	(58,938)	—	(60,438)
Issuance of stock awards	—	—		—	—	—	—	229,238	2,292	500,974	—	503,266
Preferred stock dividends	—	—		—	—	80,878	809	—	—	299,191	(300,000)	—
Net Income	—	—		—	—	—	—	—	—	—	2,506,652	2,506,652

Balances at March 31, 2007		5,000	$		$50	10,232,985	$102,330	(110,379)	$(1,104)	$47,753,274	$(23,082,615)	$24,771,935

See accompanying notes to consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31, 2007	March 31, 2006	March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,506,652	$1,789,197	$(881,692)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation, leasehold and intangible amortization	1,163,748	748,530	605,697
Income tax expense	342,951	1,080,800	(216,342)
Amortization of stock option deferred compensation	1,581,703	50,707	37,865
Amortization of debt discount to interest expense	—	563,014	308,455
Accrued interest income	—	(7,346)	(6,936)

Changes in operating assets and liabilities:
Accounts receivable	(590,122)	(5,208,835)	(631,878)
Accounts receivable, other	160,611	(48,520)	(210,164)
Inventory	(1,589,239)	(2,023,993)	(517,380)
Prepaid expenses and other current assets	(1,281,656)	(620,188)	(181,271)
Deferred tax asset	(576,595)	—	—
Deferred compensation, net	(182,254)	—	—
Intangible and other assets	(1,124,887)	(965,698)	(45,718)
Media credits, net	513,582	—	(799,748)
Accounts payable	(88,624)	3,122,593	(303,741)
Accrued expenses	602,411	2,730,398	278,010
Due from affiliates, net	587,895	(295,743)	264,525

Net cash provided (used) by operating activities	$2,026,176	$914,916	$(2,300,318)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, leaseholds and equipment	$(2,736,805)	$(7,220,366)	$(1,195,038)
Purchase of land and building	—	—	(1,925,000)
Proceeds from certificate of deposit	433,273	—	—
Proceeds (use) from minority interest, net	(1,310,060)	397,390	—

Net cash used by investing activities	$(3,613,592)	$(6,822,976)	$(3,120,038)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	$—	$—	$(695,817)
Proceeds from stock option exercise	109,989	221,909	277,723
Proceeds from issuance of long-term obligations	1,912,392	3,000,000	60,301
Payments for private placement fees	—	—	(6,000)
Payments of long-term obligations	(905,982)	(2,540,843)	(798,105)
Payment of preferred stock dividends	—	—	(152,500)

Net cash provided (used) by financing activities	$1,116,399	$681,066	$(1,314,398)

Net increase (decrease) in cash	$(471,017)	$(5,226,994)	$(6,734,754)
Cash at beginning of period	1,206,017	6,433,011	13,167,765

Cash at end of period	$735,000	$1,206,017	$6,433,011

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$62,305	$188,570	$87,899

Cash paid for taxes	$—	$840,000	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion value of preferred stock to common stock	$—	$—	$5,000,000

Payment of preferred stock dividends with common stock	$300,000	$300,000	$344,172

Payment of debt principal and interest with common stock	$—	$2,424,424	$312,057

Equity reclassification related to warrants issued with the $10 million preferred stock	$—	$—	$684,187

Debt discount amortization related to warrants issued with the $5 million convertible debt	$—	$563,014	$308,455

See accompanying notes to consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007, 2006 and 2005

NOTE 1—BACKGROUND INFORMATION

We were incorporated in 1985 as Energy Factors, Inc., a Florida corporation. In August 1998 we changed our name to Innovative Health Products, Inc., and in February 2000 we changed our name to Go2Pharmacy, Inc., in anticipation of our merger with the Delaware corporation Go2Pharmacy.com, Inc. In September 2002, we changed our name to Innovative Companies, Inc. (“Innovative”). On May 18, 2004, based on majority shareholder vote, the Company changed its name to GeoPharma, Inc. Currently, GeoPharma continues to do manufacturing business under the name Innovative Health Products, Inc. as it represents our manufacturing arm of the Company. Prior to November 7, 2000 Go2Pharmacy, Inc., the Florida corporation was a wholly-owned subsidiary of Dynamic Health Products, Inc. (“Dynamic”).

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

The consolidated financial statements as of March 31, 2007 and 2006 and for the years ended March 31, 2007, 2006 and 2005 include the corporate, manufacturing and distribution accounts of GeoPharma, Inc. (the “Company”), (“GeoPharma”), which is continuing to do manufacturing business as Innovative Health Products, Inc. (“Innovative”), and its wholly owned subsidiaries IHP Marketing, Breakthrough, Breakthrough Marketing, Belcher, Belcher Capital, Go2PBM Services, Inc., Libi Labs and its 51% owned LLC, American Antibiotics. Significant intercompany balances and transactions have been eliminated in consolidation.

b. Industry Segment

In accordance with the provisions of Statement of Financial Accounting Standards No. 131, (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker (“CODM”) related to the allocation of resources and in the resulting assessment of the segment’s overall performance. The measure used by the Company’s CODM is a business segment’s gross profit. For the years ended March 31, 2007, 2006 and 2005, the Company had four industry segments that accompany corporate: manufacturing, distribution, pharmacy benefit management and pharmaceutical. Each of the business segments total revenues for the fiscal years ended March 31, 2007, 2006 and 2005 are presented on the face of the statements of operations. The $38,168,566 of total assets as of March 31, 2007 were comprised of $3,167,367 attributable to corporate, $14,179,674 attributable to manufacturing, $6,301,940 attributable to distribution, $420,249 attributable to pharmacy benefit management and $14,099,336 attributable to pharmaceutical. The $32,097,141 of total assets as of March 31, 2006 were comprised of $1,367,236 attributable to corporate, $10,735,828 attributable to manufacturing, $6,540,047 attributable to distribution, $1,496,380 attributable to pharmacy benefit management and $11,957,650 attributable to pharmaceutical.

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

g. Intangible Assets

Intangible assets consist primarily of goodwill and intellectual property. Effective April 1, 2002 with the adoption of SFAS 142, “Goodwill and Other Intangibles”, intangible assets with an indefinite life, namely goodwill and the intellectual property, are not amortized. Intangible assets with a definite life are amortized on a straight-line basis with estimate useful lives ranging from 1 to 3 years. Indefinite lived intangible assets will be tested for impairment yearly and will be tested for impairment between the annual tests should an event occur or should circumstances change that would indicate that the carrying amount may be impaired. The Company has selected January 1, as the annual date to test these assets for impairment. The unamortized balance of goodwill as of the date of the initial test and still as of March 31, 2007 was $728,896 with the unamortized balance of the intellectual property for the same period was $1,555,115. Based on the required analyses performed as of that annual test date, no impairment loss was required to be recorded for the fiscal year ended March 31, 2007, 2006 or 2005.

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

	2007	2006	2005
Net income (loss) per share — basic
Net income (loss)	$2,206,652	$1,489,197	$(1,403,454)

Weighted average shares — basic	9,875,332	9,041,106	8,111,851

Net income (loss) per share — basic	$0.22	$0.17	$(.17)

Net income (loss) per share — diluted:
Net income (loss)	$2,206,652	$1,489,197	$(1,403,454)
Preferred dividends	300,000	300,000	—

	$2,506,652	$1,789,197	$(1,403,454)

Weighted average shares outstanding — basic	9,875,332	9,041,106	8,111,851
Effect of preferred stock prior to conversion	833,333	833,333	—
Effect of preferred stock and convertible debt warrants prior to conversion	562,500	562,500	—
Dilutive effect of stock options	2,041,847	2,041,847	—

Weighted average shares — diluted	13,230,014	12,478,786	8,111,851

Net income (loss) per share — diluted	$0.19	$0.14	$(.17)

k. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates, assumptions and apply certain critical accounting policies that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at March 31, 2007 and 2006, as well as the reported amounts of revenues and expenses for the fiscal years ended March 31, 2007, 2006 and 2005. Estimates and assumptions used in our financial statements are based on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions also require the application of certain accounting policies, many of which require estimates and assumptions about future events and their effect on amounts reported in the financial statements and related notes. We periodically review our accounting policies and estimates and makes adjustments when facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on our financial condition, results of operations and cash flows.

l. Concentration of Credit Risk

Concentrations of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable, net at March 31, 2007. Four customers, General Nutrition Distribution with 31.5%, Spectrum Group with 20.9%, Berkeley Premium Nutraceuticals with 16.4% and CVS with 5.3% of the total of trade accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable, net at March 31, 2006. Four customers, General Nutrition Distribution with 31.4%, Spectrum Group with 21.4%, NutraCea with 10% and Rite Aid Corporation with 7.9% of the total of trade accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited due to the distribution of sales over a large customer base as of March 31, 2005.

For the year ended March 31, 2007, five customers individually exceeded 5% of our total consolidated revenues which included General Nutrition Distribution for 16.2%, Spectrum Group for 11.4%, Berkely Premium Nutraceuticals for 8.6%, NutraCea, Inc. for 5.9% and CarePlus Health, a related party, for 33.3%. For the year ended March 31, 2006, four customers individually exceeded 5% of our total consolidated revenues which included General Nutrition Distribution for 15.3%, 12.2% for Spectrum Group, 5% for Direct Marketing, Inc. and 33.3% for CarePlus Health in relation to total consolidated revenues and for the year ended March 31, 2005, two customers, Spectrum Group and CarePlus Health accounted for 11.2% and 40.5% in relation to total consolidated revenues.

The Company has no concentration of customers within specific geographic areas outside the United States that would give rise to significant geographic credit risk.

As of March 31, 2007, 2006 and 2005 the Company maintained cash balances in excess of federally insured limits of approximately $0, $1,000,000 and $6,500,000 respectively.

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

n. Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $1,211,387, $1,611,617 and $391,141 for the years ended March 31, 2007, 2006 and 2005, respectively.

o. Research and Development Costs

Costs incurred to develop our generic pharmaceutical products for the Company are expensed as incurred and charged to research and development (“R&D”). R&D expenses for the years ended March 31, 2007, 2006 and 2005 were approximately $1,500,000, $500,000 and $263,000, respectively.

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

Long-term Obligations: The fair value of the Company’s fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At March 31, 2007, 2006 and 2005, the fair value of the Company’s long-term obligations approximated its carrying value.

Credit Lines Payable: The carrying amount of the Company’s credit lines payable approximates fair market value since the interest rate on these instruments corresponds to market interest rates.

q. Reclassifications

Certain reclassifications have been made to the financial statements as of and for the fiscal year ended March 31, 2006 and 2005 to conform to the presentation as of and for the year ended March 31, 2007.

r. Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123 allows companies which have stock-based compensation arrangements with employees to adopt a new fair-value basis of accounting for stock options and other equity instruments, or to continue to apply the existing accounting required by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company intends to continue to account for stock-based compensation arrangements under APB Opinion No. 25. The Company has also adopted the disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” This pronouncement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. The additional required disclosure is found in Note 15. Effective April 1, 2006, the Company was required to adopt Statement of Financial Accounting Standards (“SFAS”) No. 123R “Accounting for Stock-Based Compensation”—Revised (“SFAS 123R”). See Note 15.

s. Registration Agreement

The Company entered into registration rights agreements with regard to the January 29, 2004 convertible debt financing on January 29, 2004, and with regard to the February 10, 2004 convertible preferred stock Series A financing on February 10, 2004 and with regard to the March 5, 2004 convertible stock Series B on March 5, 2004. Pursuant to all of the registration rights agreements, we agreed to file a resale registration statement covering the resale of the shares issuable to the investors upon the exercise of their warrants and conversion of their debentures and preferred stock by February 29, 2004, March 10, 2004 and April 5, 2004 respectively. At inception, the registration rights agreements required us to pay monthly liquidated damages if a registration statement was not declared effective on or prior to April 29, 2004, May 10, 2004 and September 5, 2004 respectively or after declared effective if the registration statements cease for any reason to remain continuously effective as to all registrable securities for which it is required to be effective or the investors are not permitted to utilize the prospectus therein to resell such registrable securities for 20 consecutive calendar days but no more than an aggregate of 30 calendar days during any 12 month period. The amount of monthly liquidating damages equals 1%, 1% and 2% respectively of the aggregate purchase price paid by the investors for any registrable securities held by the investors. Any late payment beyond seven days is subject to interest at an annual rate of 18%. The Company filed its registration statement with regard to the Series A and B preferred stock, the convertible debt and debentures on April 2, 2004 and it was declared effective on April 23, 2004. Therefore, the Company has met the registration requirements and will continue to do so in the future. Under FASB Staff Position EITF 00-19-2 “Accounting for Registration Payment Agreements”, the Company has reviewed the status of the registration agreement and has determined that the likelihood of the issuer having to make any payments under the arrangement is remote.

NOTE 3—ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consist of the following at March 31,:

	2007	2006
Trade accounts receivable	$8,319,002	$7,557,309
Less allowance for uncollectible accounts	(263,855)	(92,284)

	$8,055,147	$7,465,025

As of March 31, 2007, the total accounts receivable balance of $8,319,002 includes $4,198,976 related to the Company’s manufacturing segment and $4,120,026 related to the Company’s distribution segment. As of March 31, 2006, the total accounts receivable balance of $7,557,309 includes $3,545,079 related to the Company’s manufacturing segment and $4,012,230 related to the Company’s distribution segment.

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

NOTE 4—ACCOUNTS RECEIVABLE, OTHER

Accounts receivable, other, consist of the following at March 31,:

	2007	2006
Accounts receivable, other	$474,073	$537,686
Income tax receivable	—	96,998

	$474,073	$634,684

As of March 31, 2007 and 2006, accounts receivable, other primarily represented contract reimbursable amounts due from unrelated third party based on expenses incurred by the Company for certain pharmaceutical research and development projects in process.

NOTE 5—INVENTORIES, NET

Inventories, net, consist of the following March 31,:

	2007	2006
Processed raw materials and packaging	$4,838,639	$4,517,472
Work in process	646,158	318,462
Finished goods	1,912,314	1,094,862

	$7,397,111	$5,930,796
Less reserve for obsolescence	(40,816)	(163,740)

	$7,356,295	$5,767,056

As of March 31, 2007, the total inventory balance of $7,397,111 includes $5,404,217 related to the Company’s manufacturing segment, $736,338 related to the Company’s distribution segment and $1,256,556 as related to the pharmaceutical segment. As of March 31, 2006, the total inventory balance of $5,930,796 includes $4,840,536 related to the Company’s manufacturing segment, $697,073 related to the Company’s distribution segment and $393,187 as related to the pharmaceutical segment. In addition, for the manufacturing segment, approximately $719,866 and $316,696 of factory overhead has been capitalized in inventory as of March 31, 2007 and 2006, respectively.

NOTE 6—PROPERTY, PLANT, LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET

Property, plant, leasehold improvements and equipment, net, consists of the following March 31,:

	2007	2006
Land	$579,767	$579,767
Building and building improvements	1,615,309	1,439,714
Machinery and equipment	5,557,125	5,009,298
Furniture, fixtures and equipment	685,252	586,432
Leasehold improvements	5,037,823	3,123,260

	$13,475,276	$10,738,471
Less accumulated depreciation and amortization	(3,816,213)	(2,713,820)

	$9,659,063	$8,024,651

Depreciation and amortization expense totaled $1,163,748, $681,482 and $538,755 for the years ended March 31, 2007, 2006 and 2005, respectively primarily attributable to manufacturing and corporate depreciable assets.

Of the $13,475,276 as of March 31, 2007, $5,609,562 was attributable to manufacturing segment, $7,830,351 was attributable to pharmaceutical segment with $35,363 was attributable to distribution segment. Of the $10,738,471 as of March 31, 2006, $4,983,608 was attributable to manufacturing segment, $5,739,581 was attributable to pharmaceutical segment with $15,282 was attributable to distribution segment. Of the $6,518,105 as of March 31,2005, $5,302,321 was attributable to manufacturing segment, $1,200,502 was attributable to pharmaceutical segment with $15,282 was attributable to distribution segment.

For each of the years ended March 31, 2007, 2006 and 2005, total rent expense was $1,149,358, $734,094 and $457,782; included in the $734,094 and $457,782 of rent expense for the fiscal years ended 2006 and 2005, amounts paid to Dynamic were approximately $117,831 and $128,529, respectively.

NOTE 7—GOODWILL, NET

Goodwill, net, consists of the following at March 31,:

	2007	2006
Goodwill	$901,727	$901,727
Less accumulated amortization	(172,831)	(172,831)

	$728,896	$728,896

As of March 31, 2007, 2006 and 2005, goodwill represented an intangible asset attributable to the manufacturing segment. Goodwill is analyzed each January 1 for impairment as it has an indeterminant life. Based on the Company’s analyses performed, no impairment losses were required to have been recorded during the fiscal years ended March 31, 2007, 2006 and 2005.

NOTE 8—INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following at March 31,:

	2007	2006
Loan and lease costs	$26,025	$200,525
Intellectual property	1,571,767	895,696
Generic drug ANDAs	3,402,666	3,387,403
Deferred compensation expense	1,971,931	100,583
Patents	9,554	9,454

	$6,981,943	$4,593,661
Less accumulated amortization	(65,362)	(208,819)

	$6,916,581	$4,384,842

As of March 31, 2007, 2006 and 2005, loan and lease costs, and patents represented identifiable intangible assets attributable to the manufacturing segment with the intellectual property balance, not identifiable related to service life, is an intangible attributable to the distribution segment. The generic drug ANDAs are attributable to the pharmaceutical segment and also do not have an identifiable life (See note 12). The deferred compensation expense, and the lease and loan costs, and the patents are amortized based on their useful life as determined by the life of the three-year life of the restricted stock award for deferred compensation expense; over the life of the directly-related loan or lease and over the lives of the patents.

As there is an indeterminant life as related to the intellectual property and the generic drug ANDAs, this asset is analyzed each January 1 for impairment. Based on that analysis, no impairment loss was required to be recorded as of or for the fiscal year ended March 31, 2007, 2006 or 2005.

NOTE 9—MEDIA CREDITS, NET

Media credits, net, consist of the following at March 31,:

	2007	2006
Media credits	$452,079	$1,269,350
Deferred revenue	(165,913)	(469,602)

	$286,166	$799,748

During March 2005, the Company negotiated with an international media company to exchange excess CarbSlim inventory for future credit for use on custom print, radio and television advertising. Based on the Company’s distribution segment expansion into its own branded consumer product lines coupled with the decline in customer demand for low-carb products, this excess inventory was able to be redeemed with the media credits having a three-year life. The media credits were recorded based on the net cost of CarbSlim inventory that was exchanged. During March 31, 2007, the media credits balance was reduced by a net charge to Cost of Sales of $513,000 with the remaining balance to be used throughout the fiscal years ending March 31, 2008.

NOTE 10—OTHER ASSETS, NET

Other assets, net, consist of the following at March 31,:

	2007	2006
Deposits	$161,404	$129,550
Other assets	74,583	67,644

	$235,987	$197,194
Less allowance for uncollectible accounts	(38,000)	(31,000)

	$197,987	$166,194

As March 31, 2007, 2006 and 2005, other assets, net are attributable to the manufacturing segment. As of March 31, 2007 and 2006, other assets consisted of approximately $74,583 and $67,644 of two customer’s returned checks respectively. Although the Company has begun legal action against the customers, an allowance of $38,000 and $31,000 has been established, respectively. The Company intends to continue to pursue collection efforts until such time that management has deemed collection efforts as futile based on ongoing cost versus benefit analyses.

NOTE 11—LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at March 31,:

	2007	2006
8%, One year, $5 million line of credit, LIBOR + 1.5%	$—	$—
8% Five year, $2 million capital lease line with interest due monthly, LIBOR + 1.5%	850,000	—
5% Three year installment loan, due in annual principle and interest payments; principle payments of $833,333 are due each August 2006-2008 (See further consideration in the foot note below)	2,500,000	2,500,000
Deferred compensation	1,169,000	—
Other	338,056	183,456

	$4,857,056	$2,683,456
Less current maturities	(1,771,884)	(1,016,789)

	$3,085,172	$1,666,667

The deferred compensation relates to approximately 488,000 shares of the Company’s common stock that have yet to be issued in connection with the conversion of all unvested stock options to three-year restricted stock as discussed further in Note 15.

The $4,857,056 of total debt outstanding as of March 31, 2007, $2,260,710 related to corporate, distribution represents $40,879, $55,467 relates to manufacturing and $2,500,000 relates to pharmaceutical. The $2,683,456 of total debt outstanding as of March 31, 2006, $183,456 related to corporate and $2,500,000 relates to pharmaceutical. During August 2005, the Company finalized its agreement with an unrelated third party to purchase 51% of American Antibiotics LLC (See Note 12 and Note 17) and entered into a three-year 6% loan payable in $833,333 annual installments after the initial $500,000 down payment.

At March 31, 2007, aggregate maturities of long-term obligations are as follows:

Year ending March 31,
2008	$1,771,884
2009	2,621,884
2010	—
2011	—
2012	850,000
Thereafter	—

$4,857,056

NOTE 12—AMERICAN ANTIBIOTICS LLC

On August 12, 2005, the Company, through American Antibiotics LLC, a newly-formed subsidiary which is 51% owned by the Company, acquired substantially all of the assets of Consolidated Pharmaceutical Group, Inc., (the “Sellers”), an antibiotic manufacturer located in Baltimore, Maryland. The acquisition was made through American Antibiotics LLC, a newly formed Florida limited liability company. American Antibiotics began with five ANDAs in 10 dosage forms; Amoxicillin 250mg and 500mg oral capsule, Amoxicillin 125mg / 5ml and 250mg / 5ml suspensions, Ampicillin 250mg and 500mg oral capsule, Ampicillin 125mg / 5ml and 250mg / 5ml suspensions, and Penicillin V. Potassium 125mg / 5ml and 250mg / 5ml suspension.

GeoPharma has a 51% controlling interest in American Antibiotics LLC in exchange for $3,000,000. In accordance with the Purchase Agreement, the $3,000,000 note was immediately reduced based on a $500,000 cash down payment with the balance due of $2,500,000 amortized over three years at 5% interest with principal and interest serviced annually. In addition, the manufacturing facility located Baltimore, Maryland remains rent free for the longer of twelve months or until the Sellers have brought the Facility to current FDA and cGMP standards.

As of March 31, 2007 and 2006, due to the fact that the Facility is not yet to current FDA and cGMP standards, the note payment of $833,333 and related interest due August 2006 and any related monthly rent payments have not been made. The amounts due under the loan are recorded as a part of the current portion of long-term obligations on the Company’s balance sheet with the monthly rents continuing to accrue in accordance with U.S. generally accepted accounting priniciples.

Both the Company and the Sellers are continuing to work together on bringing the Facility to FDA and cGMP standards. See further consideration at Note 16.

NOTE 13—RELATED PARTY TRANSACTIONS

The Company has entered into transactions and business relationships with certain of our officers, directors and principal stockholders or their affiliates.

Revenues: For the fiscal years ended March 31, 2007, 2006 and 2005, manufacturing revenues of approximately $94,910, $172,901 and $414,073 respectively, were recorded from sales by the Company to subsidiaries or joint ventures of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the fiscal years ended March 31, 2007, 2006 and 2005, revenues of $723,696, $673,544 and $348,156 respectively, were recorded from sales by the Company to Vertical Health Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder.

For the fiscal years ended March 31, 2007, 2006 and 2005, distribution revenues of approximately $0, $0 and 22,176, respectively, were recorded from sales by the Company to subsidiaries or joint ventures of Dynamic Health Products.

For the fiscal years ended March 31, 2007, 2006 and 2005, pharmacy benefit management revenues of approximately $20,145,817, $16,587,701 and $11,437,659, respectively, were recorded from sales by the Company to CarePlus Health Plan, an affiliate of the Company’s former board member Mssr. Zappala. Our wholly-owned subsidiary, Go2PBMServices, Inc., derives 100% of its revenues from this contract.

Trade Accounts Receivable/ Trade Accounts Payable—Amounts due to affiliates and amounts due from affiliates represent balances owed by or amounts owed to the Company for sales occurring in the normal course of business. Amounts due to and amounts due from these affiliates are in the nature of trade payables or receivables and fluctuate based on sales volume and payments received.

As of March 31, 2007 and 2006, for the manufacturing segment, $25,302 and $25,888 was due from subsidiaries of Dynamic Health Products and $182,199 and $140,038 was due from Vertical Health, Inc.

As of March 31, 2007 and 2006, for the pharmacy benefit management segment, $369,267 and $995,452 was due from CarePlus Health.

Lease / Debt Obligations—For each of the years ended March 31, 2007, 2006 and 2005, rent expense of $0, $0 and $128,529 was paid to Dynamic Health Products, Inc. Monthly rents were approximately $18,333 per month. The Company and Dynamic were parties to a ten-year, triple net operating lease that would have expired in the year 2009; however, on October 28, 2004 the Company purchased this leased facility for the independent appraised value of $1,925,000.

NOTE 14—INCOME TAXES

Income taxes as of and for the years ended March 31, 2007 and 2006 differ from the amounts computed by applying the effective income tax rates to income before income taxes as a result of the following:

	March 31, 2007	March 31, 2006
Computed tax expense at the statutory rate (37.63%)	$1,072,306	$860,700
Increase (decrease) in taxes resulting from:
Effect of permanent differences:
Permanent differences	25,800	388,000
Other adjustments for permanent differences	(42,600)	82,100
Valuation allowance	(208,700)	(250,000)
Effect of IRS audit adjustments	(503,855)	—

Income tax (benefit) expense	$342,951	$1,080,800

Temporary differences that give rise to deferred tax assets and liabilities are as follows:

	March 31, 2007	March 31, 2006
Deferred tax assets:
Bad debts	$99,189	$4,600
Inventories	15,359	61,600
Accrued vacation	38,591	23,000
Deposits	123,733	69,900
Stock option cancellation	417,442	—
Net operating loss carryforwards	214,690	—

	$909,004	$159,100
Valuation Allowance	(208,700)	—

Deferred tax asset	$700,304	$159,100

Deferred tax liabilities:
Fixed asset basis differences	125,983	(348,800)
Amortization	(249,692)	(55,100)

	$(123,709)	$(403,900)

Net deferred tax asset (liability) recorded	$576,595	$(244,800)

At March 31, 2007, 2006 and 2005, the Company has a tax net operating loss carryforward of approximately $570,000, $650,000 and $1,200,000 to offset future taxable income. In addition, the Company has research and development credit carryforwards of approximately $0, $0 and $85,000 to offset future tax liability. The tax net operating loss and research and development credit carryforwards begin to expire in 2021. During the year ended March 31, 2007, the Internal Revenue Service completed their review of the Company’s tax returns for 2004 and 2003 which resulted in a change in the NOL available in the current year. The tax effect of the benefit was approximately $504,000.

NOTE 15—SHAREHOLDERS’ EQUITY

Common Stock

As of March 31, 2007 and 2006, the number of shares of $.01 par value Common Stock outstanding was 10,232,985 and 10,051,775 before treasury shares of 110,379 and 189,617 for the same periods. The increase in common shares outstanding is a direct result of stock option exercises, payment of preferred stock dividends, and employee stock awards. During June 2006 and 2005, the Company’s management was awarded a total of 160,000 and 130,000 restricted, three-year vesting shares from the treasury shares held by the Company and as a direct result of such grant, recorded a non-cash deferred compensation expense of approximately $520,370 and $92,820 included within other assets and has amortized $67,129 and $23,000 to selling, general and administrative expenses.

On March 31, 2007, the Company’s Compensation Committee adopted the unvested stock option plan that exchanged, based on a predetermined exchange formula using grant date and exercise price, all unvested stock options to three-year restricted stock. The NASDAQ closing price on that date was $4.40. Based on an independent valuation, 488,666 was the total number of unvested stock options with a total value of $1,109,272 was recorded as a deferred compensation asset with $1,109,272 recorded as a deferred compensation liability representing the pending issuance of the Company’s 488,000 three-year restricted stock. During the fiscal year ended March 31, 2006, 1,161,000 employee, officer and nonemployee stock options were granted with 332,286 employee, officer and nonemployee stock options exercised. During the fiscal year ended March 31, 2005, 1,110,000 employee, officer and nonemployee stock options were granted with 264,566 employee, officer and nonemployee stock options exercised.

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

During February 2006, the Company fully satisfied its approximate $2.424 million debt outstanding by issuing 530,469 common shares and simultaneously wrote off to interest expense the $300,000 unamortized debt discount. Based on the conversion price of $5.37, all warrants outstanding as related to Series A and Series B Preferred Stock was adjusted to equal $5.37 as in the 2004 Preferred Stock Agreements.

	Warrants	Outstanding		Warrants	Exercisable
Exercise Prices	Number Outstanding 03/31/07	Weighted Average Remaining Contractual Life (years)	Weighted Average Price 03/31/07	Options exercisable at March 31, 2007	Weighted Average Exercise Prices
$5.37	562,500	4	$5.37	562,500	$5.37

Stock Option Plans

The Employee Plan

Effective March 31, 2007, all Stock Option Plans’ unvested options were exchanged for 3-year restricted stock. See each Plan detailed below. The total unvested options forfeited for all Plans was 1,453,331 unvested options in exchange for 488,666 3-year restricted common stock. As a result, $1,581,703 stock option expense was recorded for the year ended March 31, 2007 with an $1,109,272 deferred compensation asset and an $1,109,272 deferred compensation liability representing the excess value of the stock options exchanged over the value of the 3-year stock yet to be issued. The compensation asset will be amortized over 3 years, the life of the restricted stock.

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

The Non-Employee Plan

The Non-Employee Plan originally provided for the grant of nonqualified stock options to purchase up to 500,000 shares of Common Stock to members of the Board of Directors who are not employees of the Company. On May 18, 2004, the shareholders approved the amendment to the Plan increasing the total shares to 1,000,000. On the date on which a new non-employee director is first elected or appointed, he will automatically be granted options to purchase 50,000 shares of Common Stock for each year of his initial term. All options have an exercise price equal to the fair market value of the Common Stock on the date of grant. The options vest over a three-year vesting schedule with the first year’s vesting period ending one year from date of grant. The following summarizes the non-employee common stock options outstanding as of March 31, 2007, 2006 and 2005:

	2007		2006			2005
Non-Employee Stock Options	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price		Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,418,497	$4.71	866,665		$4.31	729,531	$3.06
Granted	400,000	$4.40	650,000		$5.28	460,000	$5.28
Exercised	(61,665)	$(2.97)	(98,168)		$(2.97)	(220,866)	$(2.97)
Forfeited	(736,663)	$(4.40)	—	$		(102,000)	$(2.64)

Outstanding, end of year	1,020,169	$1.52	1,418,497		$4.31	866,665	$4.31

Options vested, end of year	1,020,169	$1.52	338,499		$1.52	134,332	$1.52

The Employee Plan

The following table summarizes information about the employee stock option activity for the years ended March 31, 2007, 2006 and 2005:

	2007		2006		2005
Employee Stock Options	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	648,417	$2.46	633,200	$1.71	507,219	$1.71
Granted	—	$—	150,000	$4.55	200,000	$4.55
Exercised	(38,667)	$0.85	(101,783)	$(0.85)	(39,300)	$(0.85)
(Forfeited)	(216,667)	$(4.55)	(33,000)	$(1.59)	(34,719)	$(1.59)

Outstanding, end of year	393,083	$1.57	648,417	$2.46	633,200	$2.46

Options vested, end of year	393,083	$1.57	371,417	$1.57	351,134	$1.57

During the year March 31, 2006, the Company granted 150,000 shares as a hiring incentive based on the January 3, 2006 closing price the date the employee accepted and during the year March 31, 2007, that employee was terminated and those options were forfeited.

During the fiscal year ended March 31, 2005, September 1, 2004, the board of directors approved the granting of 200,000 options to be allocated amongst the Company’s employees of record as of that date. The exercise price of the options is $4.55 based on the closing price, the day of the grant. Grants were allocated based on years if service and salary.

	2007		2006		2005
Officer Stock Options	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,144,933	$1.71	769,933	$1.71	323,333	$1.62
Granted	—	$—	375,000	$4.55	450,000	$4.55
Exercised	—	$—	—	$(0.85)	(3,400)	$(0.85)
Forfeited	(650,001)	$(4.55)	—	—	—	—

Outstanding, end of year	494,932	$1.41	1,144,933	$1.71	769,933	$1.71

Options vested, end of year	494,932	$1.41	469,933	$1.41	319,933	$1.41

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

Employee Stock Options

The weighted-average fair value of options granted for the years ending March 31, 2007, 2006 and 2005 was $0, $3.35 and $4.36. The estimated fair value for the above options was determined using the Black-Scholes method with the following weighted-average assumptions used for grants in 2006 and 2005 were as follows:

	2006	2005
Dividend Yield	0.00%	0.00%
Option Term	10 years	10 years
Expected volatility	122.39%	122.39%
Risk-free interest rate	4.13%	4.13%

Officers’ Stock Options

The weighted-average fair value of options granted for the years ending March 31, 2007, 2006 and 2005 was $0, $4.68 and $4.68. The estimated fair value for the above options was determined using the Black-Scholes method with the following weighted-average assumptions used for grants in 2006 and 2005; with no grants were made in 2007:

	2007	2006	2005
Dividend Yield	—	0.00%	0.00%
Option Term	—	10 years	10 years
Expected volatility	—	120.92%	120.92%
Risk-free interest rate	—	4.62%	4.62%

The Company has adopted only the disclosure provision of SFAS No. 123, as it related to employee awards. APB No. 25 is applied in accounting for the plan. Accordingly, no compensation expense is recognized related to the employee and nonemployee director stock based compensation plans although, $66,000 and $51,000 compensation expense has been included in the results from operations for the fiscal year ended March 31, 2006 and 2005 for nonemployee consultants granted stock options under the Company’s nonemployee stock option plan. Effective April 1, 2006, the Company adopted the provisions of SFAS 123R, Share Based Payments—Revised, and as a result has recorded the fair value of all unvested stock options with a stock option compensation expense recorded of $1,581,703 and therefore no proforma differences will be reflected. The pro forma net earnings (loss) per common share, if the Company had elected to account for its employee and nonemployee director plan consistent with the methodology prescribed by SFAS No. 123, are shown in the following for the fiscal years 2007, 2006 and 2005:

	2007	2006	2005
Net income (loss):
As reported	$2,206,652	$1,489,197	$(1,403,454)

Pro forma	$2,206,652	$439,480	$(2,721,616)

Net income per common share:
Basic income (loss) per share:
As reported	$0.22	$0.17	$(0.17)

Pro forma	$0.22	$0.00	$(0.34)

Diluted income (loss) per share:
As reported	$0.19	$0.14	$(0.17)

Pro forma	$0.19	$(0.03)	$(0.34)

	Options	Outstanding		Options	Exercisable
Range of Exercise Prices	Number Outstanding 03/31/06	Weighted Average Remaining Contractual Life (years)	Weighted Average Price 03/31/06	Options exercisable at March 31, 2006	Weighted Average Exercise Prices
$0.80 - $2.00	1,884,814	5	$1.36	859,814	$1.38
$2.99 - $4.55	1,067,000	8	$4.54	203,519
$5.00 - $6.44	260,000	8	$6.19

$0.80 - $6.44	3,211,814	8	$3.17

	Options	Outstanding		Options	Exercisable
Range of Exercise Prices	Number Outstanding 03/31/05	Weighted Average Remaining Contractual Life (years)	Weighted Average Price 03/31/05	Options exercisable at March 31, 2005	Weighted Average Exercise Prices
$0.80 - $2.00	1,099,798	6.28	$1.36	805,399	$1.38
$2.99 - $4.55	930,000	9.00	$4.54
$5.00 - $6.44	240,000	9.00	$6.19

$0.80 - $6.44	2,269,798	9.09	$3.17	805,399	$1.38

NOTE 16—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating leases for facilities and certain machinery and equipment that expire at various dates through 2012. Certain leases provide an option to extend the lease term. Certain leases provide for payment by the Company of any increases in property taxes, insurance, and common area maintenance over a base amount and others provide for payment of all property taxes and insurance by the Company. Future minimum lease payments, by year and in aggregate under non-cancelable operating leases, consist of the following at March 31, 2007:

Year ending March 31,
2007	$386,481
2008	386,481
2009	386,481
2010	386,481
2011	386,481
Thereafter	386,481

$2,318,886

Rent Expense on the above leases totaled $1,149,358, $734,094 and $457,782 in each of the years ended March 31, 2007, 2006 and 2005, respectively.

Litigation

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

During September 2006, the Company, through its 51% owned subsidiary, American Antibiotics, LLC, filed in the Circuit Court for Anne Arundel County, Maryland, Case No. C-06-117230, naming defendents Consolidated Pharmaceutical Group (“CPG”), the directors of CPG and two other individuals acting on behalf of CPG (collectively “the Defendents”). The litigation arises from and relates to agreements entered into between American Antibiotics and CPG for the purchase by American Antibiotics all of CPG’s rights, title and interest in various pharmaceutical Abbreviated New Drug Applications (“ANDAs”) and for the Baltimore, Maryland facility lease (the “Lease”). The suit brought by the Company alleges that the Defendents breached the ANDA agreement with certain misrepresentations and by failing to perform all the required improvements and modifications to the Balitmore, Maryland facility. The case is scheduled for trial in the first calendar quarter of 2008. To date, no counterclaims have been asserted against American Antibiotics.

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

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of March 31, 2007 should have a material adverse impact on its financial condition or results of operations.

Employment Agreements

Effective April 1, 2004, the Company renegotiated and renewed executive management’s three year employment agreements with the Chief Executive Officer, the President and the Vice President/Chief Financial Officer at annual salaries for fiscal year ended March 31, 2007 of $240,000, $170,000 and $160,000 plus benefits respectively.

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

NOTE 17—SUBSEQUENT EVENTS

On April 5, 2007, GeoPharma, Inc. (the “Company”) entered into a Note Purchase Agreement, Securities (Common Stock) Purchase Agreement, Convertible Promissory Note, Warrant, and two related Registration Rights Agreements with Whitebox Pharmaceutical Growth Fund, Ltd. (“Whitebox”). In connection with the Whitebox financing, the Company paid a fee to Rodman & Renshaw, LLC equal to $750,000.00 in cash and a warrant to purchase up to 143,403 shares of the Company’s common stock at an exercise price of $5.23. The transactions contemplated by such agreements were consummated on April 5, 2007, at which time the Company issued the following securities to Whitebox for the following consideration:

•	573,395 shares of common stock, $.01 par value (the “Common Stock”), at a sales price of $4.36 per share (the “Common Stock Purchase Price”), for a total of $2,500,000;

•

A Convertible Promissory Note (the “Note”), with maturity date of April 5, 2013, in the original principal amount of $10,000,000, which amount is convertible into up to 2,293,578 shares of Common Stock at a price of $4.36 per share, subject to certain adjustments as set forth in the Note (the “Conversion Price”); and

•	A Warrant to purchase up to 400,000 shares of Common Stock at an exercise of $5.23 per share, subject to certain adjustments as set forth in the Warrant, with a termination date of April 5, 2014.

The Note accrues interest at the rate of 8% per annum, payable on a quarterly basis on January 1, April 1, July 1 and October 1 of each year, beginning on July 1, 2007. Until April 5, 2009, interest is payable by adding the accrued interest to the principal amount of the Note. Following April 5, 2009, interest is payable on each quarterly interest payment date as follows: (i) if funds are legally available for the payment of interest and the Equity Conditions (as defined in the Note and summarized below) have not been met, in cash; (ii) if funds are legally available for the payment of interest and the Equity Conditions have been met, at the sole election of the Company, in cash or shares of Common Stock, which shall be valued solely for such purpose at 95% of the average of the VWAP (as defined below) for the 5 trading days immediately prior to such interest payment date; (iii) if funds are not legally available for the payment of interest and the Equity Conditions have been met, in shares of Common Stock which shall be valued at 95% of the average of the VWAP for the 5 trading days immediately prior to such interest payment date; (iv) if funds are not legally available for the payment of interest and the Equity Conditions have been waived by Whitebox, in shares of Common Stock which shall be valued at 95% of the average of the VWAP for the 5 trading days immediately prior to the interest payment date; and (v) if funds are not legally available for the payment of interest and the Equity Conditions have not been met, then, at the election of Whitebox, such interest payment shall accrue to the next interest payment date or shall be accreted to the outstanding accreted principal amount.

Notwithstanding anything else to the contrary, in the event that (i) the Company’s earnings before interest, income taxes, depreciation, amortization and stock expense, as reported on the Company’s most recent Form 10-Q or Form 10-K (as applicable) is less than $1,250,000 for such quarter, or (ii) the Company’s earnings before interest, income taxes, depreciation, amortization and stock expense for the trailing four quarters is less than $4,000,000 in the aggregate, or (iii) an event or condition that would constitute a Material Adverse Effect (as such term is defined in the Note Purchase Agreement) for the Company shall have occurred, or (iv) the Company shall not have filed its latest Form 10-Q or Form 10-K within the timeframe required by the SEC and the rules and regulations set forth in the Exchange Act, Whitebox shall have the option, in its sole discretion, to require that any interest, for the next subsequent quarterly payment period, be paid in cash. The Company filed Form 8-K on April 10, 2007.

On May 14, 2007, the Company and Dynamic Health Products, Inc. (“Dynamic Health”) entered into a definitive agreement (the “Merger Agreement”) under which Dynamic Health will merge with and into a Florida Merger Subsidiary Corporation (“Merger Sub”) a wholly-owned subsidiary of the Company that was formed to facilitate the merger, in a stock transaction (the “Merger”).

Under the terms of the Merger Agreement, the Company will exchange approximately 0.1429 shares of its common stock for each share of Dynamic Health common stock and fractional shares will be rounded up to the nearest whole share. Based on an average 10-day market closing price of the Company’s common stock from May 1-14, 2007 of $4.24 per share, the transaction would be valued at $14 million, based on an estimated 3.3 million shares of the Company’s common stock to be issued to the shareholders of Dynamic Health in the Merger. The actual value at consummation of the Merger will be based on the Company’s share price at that time.

Completion of the Merger of the Dynamic Health into Florida Merger Sub and the issuance of the Company’s common shares to the shareholders of Dynamic Health is subject to the approval of the transaction by the shareholders of both companies, the conversion of Dynamic Health’s convertible notes prior to the closing of the Merger, the receipt of required regulatory approvals, and the satisfaction of usual and customary closing conditions. The Merger Agreement contains certain termination rights for both the Company and Dynamic Health.

Director and executive officers of the Company beneficially own and are entitled to vote approximately 43% of the shares of the Company’s common stock outstanding. Directors and executive officers of the Dynamic Health beneficially own and are entitled to vote approximately 47% of the shares of Company common stock outstanding. On May 15, 2007, Dynamic Health and the Company filed with the Securities and Exchange Commission (the “SEC”) a joint proxy statement/prospectus on Form S-4, in connection with the proposed acquisition of the Dynamic Health by the Company, pursuant to the terms of the definitive Merger Agreement.

Effective May 15, 2007, the PBM contract by and between Go2PBM Services, Inc and Amerigroup (formerly know as Careplus Health) was terminated. The Company was paid $10,000 for the termination with no contract termination fee expenses paid. Therefore, subsequent to that date, the Company will no longer earn or record revenues nor incur or pay any expenses related to that contract or the related PBM business segment. The Company filed Form 8-K on May 3, 2007.