Form 10-Q
period 2007-06-30
GeoPharma, Inc.
filed 2007-08-14
CIK 1098315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-16185

GEOPHARMA, INC.

(Name of Registrant as specified in its charter)

STATE OF FLORIDA	59-2600232
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6950 Bryan Dairy Road, Largo, Florida	33777
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (727) 544-8866

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of July 24, 2007 was 10,831,826.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

TABLE OF CONTENTS

		Page No.

PART I

Item 1.	Condensed Consolidated Financial Statements and the accompanying footnotes as of and for the three months ended June 30, 2007	2-15

Item 2.	Management’s Discussion and Analysis or Plan of Operation	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	(unaudited)
	June 30, 2007	March 31, 2007
Current assets:
Cash and cash equivalents	$4,827,841	$735,000
Certificate of deposit	7,007,608	—
Accounts receivable, net	4,194,280	8,055,147
Accounts receivable, other	474,073	474,073
Inventories, net	8,480,831	7,356,295
Prepaid expenses and other current assets	794,503	654,552
Due from affiliates	281,906	576,768

Total current assets	$26,061,042	$17,851,835

Property, plant, leaseholds and equipment, net	11,642,830	11,610,506

Intangible assets, net	6,368,042	4,944,650
Deferred compensation	2,641,494	1,971,931
Goodwill, net	728,896	728,896
Media Credits, net	286,166	286,166
Deferred tax asset, net	1,384,198	576,595
Other assets, net	200,362	197,987

Total assets	$49,313,030	$38,168,566

See accompanying notes to consolidated financial statements

LIABILITIES AND SHAREHOLDERS’ EQUITY

	(unaudited)
	June 30, 2007	March 31, 2007
Current liabilities:
Accounts payable	$2,884,309	$4,793,483
Credit line payable	2,250,000	—
Current portion of long-term obligations	1,714,774	1,771,884
Accrued expenses, other liabilities and related party obligations	3,908,675	4,658,756

Total current liabilities	$10,757,758	$11,224,123
Long-term obligations, less current portion	2,803,257	3,085,172
Deferred tax liability	—	—

Total liabilities	$13,561,015	$14,309,295

8% Convertible debt	10,000,000	—

Commitments and contingencies

Minority interest	(1,138,326)	(912,664)

Shareholders’ equity:
6% convertible preferred stock, Series B, $.01 par value (5,000 shares authorized, 5,000 shares issued and outstanding (liquidation preference $5,000,000)	50	50
Common stock, $.01 par value; 24,000,000 shares authorized; 10,831,826 and 10,232,985 shares issued and outstanding	108,318	102,330
Treasury stock (110,379 common shares, $.01 par value)	(1,104)	(1,104)
Additional paid-in capital	51,036,500	47,753,274
Retained earnings (deficit)	(24,253,423)	(23,082,615)

Total shareholders’ equity	$26,890,341	$24,771,935

Total liabilities and shareholders’ equity	$49,313,030	$38,168,566

See accompanying notes to consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2007	2006
	(unaudited)	(unaudited)
Revenues:
PBM (a related party activity)	$—	$4,877,782
Distribution	1,856,599	2,946,727
Manufacturing	4,922,104	6,358,373
Pharmaceutical	41,199	213,485

Total revenues	$6,819,902	$14,396,367

Cost of goods sold:
PBM	$—	$4,838,454
Distribution	1,015,970	1,187,428
Manufacturing (excluding depreciation presented below)	3,460,634	4,522,629
Pharmaceutical	832,623	375,617

Total cost of goods sold	$5,309,227	$10,924,128

Gross profit:
PBM	$—	$39,335
Distribution	840,629	1,759,299
Manufacturing	1,461,470	1,835,744
Pharmaceutical	(791,424)	(162,132)

Total gross profit	$1,510,675	$3,472,239
Selling, general and administrative expenses:
Selling, general and administrative expenses	$2,875,505	$2,609,526
Stock and stock option compensation expense	156,590	431,165
Depreciation and amortization	363,127	236,062

Operating income (loss) before other income (expense), minority interest, income taxes and discontinued operations	$(1,884,547)	$195,486

Other income (expense), net:
Other income, net	10,422	36,292
Interest expense, net	(202,891)	(6,172)

Total other income (expense), net	$(192,469)	$30,120

Income (loss) before income taxes	$(2,077,016)	$225,606
Minority interest (benefit)	(225,662)	(348,294)
Income tax expense (benefit)	(807,600)	304,000

Net income (loss) from continuing operations	$(1,043,754)	$269,900

Discontinued operations:
Revenues: PBM	$2,925,139	$—
Cost of goods sold: PBM	2,904,274	—

Gross Profit: PBM	$20,865	$
PBM selling, general and administrative costs	20,785	—
PBM segment exit income (expense)	8,300	—

Discontinued operations net income (net of income tax)	$8,380	$—

Net income (loss)	$(1,035,374)	$269,900
Preferred stock dividends	108,333	75,000

Net income (loss) available to common shareholders	$(1,143,707)	$194,900

Basic income (loss) per share	$(0.11)	$0.02

Basic weighted average number of common shares outstanding	10,644,325	9,868,409

Diluted income (loss) per share	$(0.11)	$0.02

Diluted weighted average number of common shares outstanding	10,644,325	13,291,580

Basic and diluted discontinued operations earnings per share	$0.00	$—

See accompanying notes to condensed consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,035,374)	$269,900
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	363,127	236,062
Accrued interest income	—	(5,453)
Stock and stock option compensation expense	156,590	431,165
Change in net deferred taxes	(807,600)	304,000
Changes in operating assets and liabilities:
Accounts receivable, net	3,860,867	(1,410,167)
Accounts receivable, other	—	116,849
Inventory, net	(1,124,536)	811,846
Prepaid expenses and other current assets	(120,082)	(481,544)
Intangibles and other assets	—	(19,102)
Accounts payable	(1,909,174)	(321,305)
Accrued expenses	(968,562)	(179,164)
Due from affiliates, net	292,615	368,094

Net cash provided by (used in) operating activities	$(1,292,129)	$121,181

Cash flows from investing activities:
Purchases of property, leaseholds and equipment	$(633,956)	$(1,824,726)
Minority interest	(225,662)	234,316
Purchase of certificate of deposit	(7,007,608)	—

Net cash used in investing activities	$(7,867,226)	$(1,590,410)

Cash flows from financing activities:
Proceeds from private placement – Convertible debt	$10,000,000	$—
Proceeds from private placement – Common stock issuance	2,500,000	—
Proceeds from credit line	2,250,000
Payments of long-term obligations	(518,846)	(131,972)
Proceeds from issuance long-term obligations	—	750,000
Proceeds from stock option exercise	—	127,237
Payments of private placement fees	(978,958)	—

Net cash provided by (used in) financing activities	$13,252,196	$745,265

Net increase (decrease) in cash	4,092,841	(723,975)
Cash at beginning of period	735,000	1,206,017

Cash at end of period	$4,827,841	$482,042

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$84,124	$13,389

Cash paid during the period for income taxes	$850,000	$140,000

	Three months ended June 30, 2007	Three months ended June 30, 2006
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of common stock issued to pay preferred stock dividend	$108,333	$75,000

See accompanying notes to condensed consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended June 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form-10K as of March 31, 2007 and 2006 and for the years ended March 31, 2007, 2006 and 2005 as filed with the Securities and Exchange Commission on June 29, 2007.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

The condensed consolidated financial statements as of June 30, and March 31, 2007 and for the three months ended June 30, 2007 and 2006 include the accounts of GeoPharma, Inc. (the “Company”), (“GeoPharma”), which is continuing to do manufacturing business as Innovative Health Products, Inc. (“Innovative”), and its Florida wholly-owned subsidiaries Breakthrough Engineered Nutrition, Inc. (“Breakthrough”), Belcher Pharmaceuticals, Inc., (“Belcher”), Breakthrough Marketing Inc., (“B-Marketing”), IHP Marketing, Inc., (“IHP-Marketing”), Libi Labs, Inc (“Libi”), Go2PBM Services, Inc. (“PBM”) and its Delaware wholly-owned subsidiary, Belcher Capital Corporation, (“Belcher Capital”). Effective August 2005, the Company had a 51% controlling interest in our Florida-incorporated subsidiary, American Antibiotics, LLC ( “American”), which is accounted for given the consideration of the 49% minority interest. During June 2007, the Company acquired and formed EZ-Med Technologies, Inc., a Florida corporation and a wholly owned subsidiary. All transactions relating to significant intercompany balances and transactions have been eliminated in consolidation.

b. Industry Segment

In accordance with the provisions of Statement of Financial Accounting Standards No. 131, (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker related to the allocation of resources and in the resulting assessment of the segment’s overall performance. As of June 30, 2007 and March 31, 2007, the Company had four industry segments in addition to corporate: manufacturing, distribution, pharmacy benefit management and pharmaceutical. Effective May 15, 2007, the Company mutually terminated its Pharmacy Benefit Management contract with AmeriGroup, formerly known as CarePlus, and as a result, the pharmacy benefit management segment was therefore ended. See further consideration in Note 9. The $49,313,030 of total assets as of June 30, 2007 were comprised of $16,905,861 attributable to corporate, $13,754,066 attributable to manufacturing, $4,242,438 attributable to distribution, $61,177 attributable to pharmacy benefit management and $9,582,488 attributable to pharmaceutical. The $38,168,566 of total assets as of March 31, 2007 were comprised of $3,167,367 attributable to corporate, $14,179,674 attributable to manufacturing, $6,301,940 attributable to distribution, $420,249 attributable to pharmacy benefit management and $14,099,336 attributable to pharmaceutical

c. Cash and Cash Equivalents

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

For the three months ended June 30, 2007 and 2006, amortization expense associated with goodwill was $0. The unamortized balance of goodwill at June 30, and March 31, 2007 was $728,896. No impairment loss was required to be recorded.

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

i. Earnings (Loss) Per Common Share

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt, preferred stock and common stock warrants, officer, employee and nonemployee stock options that are considered potentially dilutive are included in the fully diluted share calculation at June 30, 2007 and 2006. The reconciliation between basic and fully diluted shares are as follows:

	For the Three Months Ended
	June 30, 2007	June 30, 2006
Net income (loss) per share – basic:
Net income (loss)	$(1,143,707)	$194,900
Weighted average shares – basic	10,644,325	9,868,409
Net income (loss) per share – basic	$(0.11)	$0.02
Net income (loss) per share – diluted:
Net income (loss)	$(1,143,707)	$194,900
Preferred stock dividend	108,333	75,000

	$(1,035,374)	$269,900
Weighted average shares – basic	10,644,325	9,868,409
Effect of convertible instruments prior to conversion	—	833,333
Effect of warrants prior to conversion	—	562,500
Effect of stock options	—	2,027,338

Weighted average shares-diluted	10,644,325	13,291,580
Net income (loss) per share – diluted	$(0.11)	$0.02

Since there was a net loss incurred for the three months ended June 30, 2007, the diluted loss per share equals the basic loss per share.

j. Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, requires management to make estimates, assumptions and apply certain critical accounting policies that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at June 30, 2007 and March 31, 2007, as well as the reported amounts of revenues and expenses for the three months ended June 30, 2007 and 2006. Estimates and assumptions used in our financial statements are based on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions also require the application of certain accounting policies, many of which require estimates and assumptions about future events and their effect on amounts reported in the financial statements and related notes. We periodically review our accounting policies and estimates and makes adjustments when facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on our financial condition, results of operations and cash flows.

k. Concentration of Credit Risk

Concentrations of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable, at June 30, and March 31, 2007. Four customers, Spectrum Group with 19.2%, General Nutrition Distribution with 14.5%, Product Excellence with 6.8% and CVS with 6.7%. Four customers, General Nutrition Distribution with 31.5%, Spectrum Group with 20.9%, Berkeley Premium Nutraceuticals with 16.4% and CVS with 5.3% of the total trade receivable as of March 31, 2007.

For the three months ended June 30, 2007, four customers individually exceeded 5% of our total consolidated revenues which included Spectrum Group for 11.8%, General Nutrition Distribution for 9.2%, 7% for Jacks Distribution and 30% for CarePlus Health, a related party, in relation to total consolidated revenues and for the three months ended June 30, 2006, four customers individually exceeded 5% of our total consolidated revenues which included General Nutrition Distribution for 13.3%, 13.1% for Spectrum Group, 10.1% for NutraCea and 33.9% for CarePlus Health, a related party, in relation to total consolidated revenues.

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

m. Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $165,526 and $184,948 for the three months ended June 30, 2007 and 2006, respectively.

n. Research and Development Costs

Costs incurred to develop our generic pharmaceutical products are expensed as incurred and charged to research and development (“R&D”). R&D expensed for the three months ended June 30, 2007 and 2006 were $426,154 and $266,531, respectively.

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

Long-term Obligations: The fair value of the Company’s fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At June 30 and March 31, 2007, the fair value of the Company’s long-term obligations approximated its carrying value.

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

SFAS 123R now applies to all of our existing outstanding unvested share-based payment stock option awards as well as any and all future awards. We elected to use the modified prospective transition as opposed to the modified retrospective transition method such that financial statements prior to adoption remain unchanged. The Black-Scholes model was applied to value the Company’s stock option compensation expense as was used by the Company previously in the proforma disclosures. Effective March 31, 2007, the Company converted all unvested stock options to the Company’s three year restricted common stock.

q. Accounting for Financial Instruments

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

r. Reclassifications

Certain reclassifications have been made to the financial statements as of March 31,2007 and for the three months ended June 30, 2006 to conform to the presentation as of and for the three months ended June 30, 2007.

NOTE 3 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of the following:

	June 30, 2007	March 31, 2007
Trade accounts receivable	$4,458,135	$8,319,002
Less allowance for uncollectible accounts	(263,855)	(263,855)

	$4,194,280	$8,055,147

As of June 30, 2007, the total accounts receivable balance of $4,458,135 includes $2,430,603 related to the Company’s manufacturing segment and $2,027,532 as related to the Company’s distribution segment. As of March 31, 2007, the total accounts receivable balance of $8,319,002 includes $4,198,976 related to the Company’s manufacturing segment and $4,120,026 related to the Company’s distribution segment.

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

NOTE 4 – INVENTORIES, NET

Inventories, net, consist of the following:

	June 30, 2007	March 31, 2007
Processed raw materials and packaging	$5,960,943	$4,838,639
Work in process	662,508	646,158
Finished goods	1,874,740	1,912,314

	$8,521,647	$7,397,111
Less reserve for obsolescence	(40,816)	(40,816)

	$8,480,831	$7,356,295

As of June 30, 2007, the total inventory balance of $8,521,647 includes $6,614,215 related to the Company’s manufacturing segment, $693,048 related to the Company’s distribution segment and $1,214,384 related to the Company’s pharmaceutical segment. As of March 31, 2007, the total inventory balance of $7,397,111 includes $5,404,217 related to the Company’s manufacturing segment, $736,338 related to the Company’s distribution segment and $1,256,556 as related to the pharmaceutical segment.

NOTE 5 – INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

	June 30, 2007	March 31, 2007
Loan and lease costs	$1,204,417	$26,025
Intellectual property	2,103,933	1,858,933
Generic drug ANDAs	3,115,500	3,115,500
Patents	9,554	9,554

	$6,433,404	$5,010,012
Less accumulated amortization	(65,362)	(65,362)

	$6,368,042	$4,944,650

Of the $1,204,417 lease and loan costs, $1,203,892 costs are related to corporate with the balance related to manufacturing all of which have an identifiable life and are amortized over that life. Of the $2,103,933 intellectual property, $1,040,696 costs relate to the distribution segment with the $1,063,237 balance related to pharmaceutical segment, all of which have no identifiable life and are therefore evaluated annually for impairment. The generic drug ANDAs relate to the pharmaceutical segment and do not have an identifiable life and are therefore evaluated annually for impairment. The deferred compensation relates to corporate and is amortized over its three-year life, the length of the common stock restriction. The patents represented identifiable assets attributable to the pharmaceutical segment and are amortized over the length of the patent life.

The deferred compensation asset relates to shares of 3 year restricted stock issued pursuant to the 2005-2007 Compensation Incentive Plan effective beginning with the fiscal year ended March 31, 2006. The Plan documents the incentive plan and related awards for Plan achievements for the Chairman of the Board of Directors and the Company’s three executive officers, which include the Chief Executive Officer, the President and the Vice President/Chief Financial Officer. The asset was recorded based on the number of shares awarded and the discounted fair market value of the restricted stock the date of the award as based on an independent valuation and is amortized over its three year life, the length of the restriction.

NOTE 6 – CONVERTIBLE DEBT AND COMMON STOCK ISSUANCE

On April 5, 2007, GeoPharma, Inc. (the “Company”) entered into a Note Purchase Agreement, Securities (Common Stock) Purchase Agreement, Convertible Promissory Note, Warrant, and two related Registration Rights Agreements with Whitebox Pharmaceutical Growth Fund, Ltd. (“Whitebox”). The transactions contemplated by such agreements were consummated on April 5, 2007, at which time the Company issued the following securities to Whitebox for 573,395 shares of common stock, $.01 par value (the “Common Stock”), at a sales price of $4.36 per share (the “Common Stock Purchase Price”), for a total of $2,500,000; a Convertible Promissory Note (the “Note”), with maturity date of April 5, 2013, in the original principal amount of $10,000,000, which amount is convertible into up to 2,293,578 shares of Common Stock at a price of $4.36 per share (the “Conversion Price”); and a Warrant to purchase up to 400,000 shares of Common Stock at an exercise of $5.23 per share (the “Exercise Price”), with a termination date of April 5, 2014.

The Note accrues interest at the rate of 8% per annum, payable on a quarterly basis on January 1, April 1, July 1 and October 1 of each year, beginning on July 1, 2007. Until April 5, 2009, interest is payable by adding the accrued interest to the principal amount of the Note. Following April 5, 2009, interest is payable on each quarterly interest payment date as follows: (i) if funds are legally available for the payment of interest and the Equity Conditions (as defined in the Note) have not been met, in cash; (ii) if funds are legally available for the payment of interest and the Equity Conditions have been met, at the sole election of the Company, in cash or shares of Common Stock, which shall be valued solely for such purpose at 95% of the average of the VWAP (as defined below) for the 5 trading days immediately prior to such interest payment date; (iii) if funds are not legally available for the payment of interest and the Equity Conditions have been met, in shares of Common Stock which shall be valued at 95% of the average of the VWAP for the 5 trading days immediately prior to such interest payment date; (iv) if funds are not legally available for the payment of interest and the Equity Conditions have been waived by Whitebox, in shares of Common Stock which shall be valued at 95% of the average of the VWAP for the 5 trading days immediately prior to the interest payment date; and (v) if funds are not legally available for the payment of interest and the Equity Conditions have not been met, then, at the election of Whitebox, such interest payment shall accrue to the next interest payment date or shall be accreted to the outstanding accreted principal amount. In the event that (i) the Company’s earnings before interest, income taxes, depreciation, amortization and stock expense, as reported on the Company’s most recent Form 10-Q or Form 10-K (as applicable) is less than $1,250,000 for such quarter, or (ii) the Company’s earnings before interest, income taxes, depreciation, amortization and stock expense for the trailing four quarters is less than $4,000,000 in the aggregate, or (iii) an event or condition that would constitute a Material Adverse Effect (as such term is defined in the Note Purchase Agreement) for the Company shall have occurred, or (iv) the Company shall not have filed its latest Form 10-Q or Form 10-K within the timeframe required by the SEC and the rules and regulations set forth in the Exchange Act, Whitebox shall have the option, in its sole discretion, to require that any interest, for the next subsequent quarterly payment period, be paid in cash.

Among other things, the “Equity Conditions” require that (i) there be an effective registration statement entitling Whitebox to resell such number of shares of Whitebox as shall be permitted or required to be registered under the terms of the Registration Rights Agreement, (ii) the Common Stock is trading on a trading market, (iii) there is no existing event of default or no existing event which, with the passage of time or the giving of notice, would constitute an event of default, and (iv) the issuance of the shares in question to Whitebox would not violate the limitations set forth in the transactions documents, as summarized below. “VWAP” means for any date, the daily volume weighted average price of the Common Stock for such date on Nasdaq.

The Note is convertible, in whole or in part, into shares of Common Stock at the option of Whitebox, at any time and from time to time (subject to certain conversion limitations set forth in the Note). The conversion price in effect on any Conversion Date is $4.36, subject to certain adjustments as provided in the Note (the “Conversion Price”). Further, in the event of a change of control of the Company, as defined in the Note, in addition to any other rights Whitebox may have, Whitebox has the right to put the then-outstanding principal amount of the Note (including any accreted interest) to the Company. Upon the exercise of this put right, the Company is required to pay to Whitebox an amount in cash equal to the greater of (i) the then-outstanding principal amount of the Note (including any accreted interest) or (ii) the VWAP for the 20 trading days preceding the change in control multiplied by the number of shares into which the Note is then entitled to be converted.

Further, subject to certain limitations set forth in the Note, including the requirement that the Equity Conditions be satisfied, if the VWAP for each of any 20 consecutive trading days exceeds $8.72, the Company may, within 1 trading day after the end of any such Threshold Period, force Whitebox to convert all of the then-outstanding principal amount of the Note, plus accreted interest, liquidated damages and other amounts owing to Whitebox under the Note.

Additionally, to the extent that (A) the sum of the Company’s (i) net accounts receivable, plus (ii) cash and cash equivalents, plus (iii) marketable securities at the end of any quarterly period shall be less than $7,000,000, or (B) the Company’s revenues shall be less than $5,000,000 for the most recently reported quarterly period, Whitebox shall have the right to put 1/10th of the outstanding principal amount of the Note (including any accreted interest) to the Company at par.

The Note and the Warrant include provisions that prohibit the Company from issuing any shares upon the conversion/exercise of the Note and Warrant to the extent such issuance, when combined with the number of shares of Common Stock issued at closing, would exceed 19.99% of the issued and outstanding Common Stock immediately prior to the Whitebox transactions unless the Company has previously obtained shareholder approval with respect to such transactions. The Company has agreed to use its best efforts to obtain shareholder approval of the transactions at the Company’s 2007 annual meeting of shareholders.

The Company also entered into registration rights agreements with Whitebox, which agreements require the Company to register with the Securities and Exchange Commission the resale of the Common Stock issued to Whitestock at closing as well as the Common Stock issuable upon conversion of the Note and exercise of the Warrants.

All of the above offerings and sales of securities were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made only to one accredited investor and transfer of the securities has been restricted in accordance with the requirements of the Securities Act of 1933. The Company received written representations from Whitebox regarding, among other things, it accredited status and investment intent.

As a direct result of the Whitebox funding, the Company paid Rodman & Renshaw, investment bankers, the fee of $750,000 and issued 143,400 warrants, exercisable through 2011 at $5.23.

NOTE 7 – INCOME TAXES

Income taxes for the three months ended June 30, 2007 and 2006 differ from the amounts computed by applying the effective income tax rates to income before income taxes as a result of the following:

	June 30, 2007	June 30, 2006
Computed tax expense at the statutory rate (37.63%)	$(697,000)	$216,000
Increase (decrease) in taxes resulting from:
Effect of permanent differences:
Non deductible	27,800	5,400
Other, net	(138,400)	(44,300)
Change in valuation allowance	—	126,900

Income tax (benefit) expense	$807,600	$304,000

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences that give rise to deferred tax assets and liabilities are as follows:

Deferred tax assets:
Bad debts	$99,300	$42,300
Inventories	18,700	49,600
Accrued vacation	39,500	32,700
Deposits	133,300	47,700
Deferred rent	163,400	88,300
Research credit carryforward	—	—
Net operating loss carryforwards	871,600	—
Stock option	520,000	126,900

	$1,845,800	$387,500
Valuation allowance	(208,700)	(126,900)

Deferred tax asset	$1,637,100	$260,600

Deferred tax liabilities:
Fixed asset basis differences	$(197,800)	$(347,100)
Amortization	(55,100)	(44,300)

	$(252,900)	$(391,400)

Net deferred tax asset (liability) recorded	$1,384,200	$(130,800)

The Company adopted Financial Standards Board Interpretation No. 48, Accounting for Income Taxes (“FIN 48”). As a result of the adoption of FIN 48, the Company has not recognized a material adjustment in the liability for unrecognized tax benefits and has not recorded any provision for penalties or interest related to uncertain tax positions.

NOTE 8 – RELATED PARTY TRANSACTIONS

Revenues: For the three months ended June 30, 2007 and 2006, manufacturing revenues of approximately $15,899 and $28,023 respectively, were recorded from sales by the Company to subsidiaries of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the three months ended June 30, 2007 and 2006, manufacturing revenues of $263,246 and $178,617, respectively, were recorded from sales by the Company to VerticalHealth Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a shareholder.

For the three months ended June 30, 2007 and 2006, pharmacy benefit management revenues of $2,925,139 and $4,877,782 respectively, were recorded from sales by the Company to CarePlus Health Plan, an affiliate of the Company’s former board member Mssr. Zappala. Our wholly-owned subsidiary, Go2PBMServices, Inc., derives 100% of its revenues from this contract. Effective May 15, 2007, the Company mutually terminated the contract; see further consideration in Note 9.

Trade Accounts Receivable/ Trade Accounts Payable—Amounts due from affiliates and amounts due to affiliates represent balances owed to or amounts owed by the Company for sales occurring in the normal course of business. Amounts due from and amounts to these affiliates are in the nature of trade receivables or payables and fluctuate based on sales volume and payments received.

As of June 30, and March 31, 2007, for the manufacturing segment, $35,768 and $25,302 was due from subsidiaries of Dynamic Health Products and $245,556 and $182,199 was due from Vertical Health, Inc.

As of June 30, and March 31, 2007, for the pharmacy benefit management segment, $0 and $369,267 was due from AmeriGroup, formerly known as CarePlus.

NOTE 9 – DISCONTINUED OPERATIONS

As presented on the face of the statement of operations under “Discontinued operations”, effective May 15, 2007, the Company mutually terminated its Pharmacy Benefit Management and Services Agreement (the “Agreement”). Under the Agreement, the Company previously managed AmeriGroup’s (formerly known as CarePlus) health care plan members and administrated the members’ related pharmacy claims. As of June 30, 2007, no amounts were due from or due to AmeriGroup and therefore, the business segment will not continue.

NOTE 10 – EZ-MED, TECHNOLOGIES, INC.

During June 2007, the Company acquired EZ-Med Technologies, Inc. (“EZ-Med”) a manufacturer of a patented soft-textured chew technology. EZ-Med’s soft chew technology can be used for senior citizens and children’s applications in pharmaceutical and over-the-counter drugs, as well as many applications in the animal health industry. The patented technology allows for easy compliance and masking of bitter tasting, as well as difficult to swallow drugs usually indicative of typical oral dosage delivery systems. The Company acquired EZ-Med for $200,000 and has recorded that amount on the balance sheet as intellectual property. As a part of the acquisition, EZ-Med has entered into a royalty agreement which will be calculated as 5% of EZ-Med gross sales with a lifetime cap of $2 million. To the extent the royalty is paid, the Company will evaluate and record such amounts as goodwill, representing an additional purchase price amount.

NOTE 11 – LEGAL

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

NOTE 12 – SUBSEQUENT EVENTS

As previously reported, on May 14, 2007, the Company, Dynamic Health Products, Inc. (“DHP”) and Florida Merger Subsidiary Corp., a wholly-owned subsidiary of the company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) under which DHP will merge with and into Florida Merger Subsidiary Corp. (the “Merger”). The Board of Directors of the Company determined that the Merger would further the Company’s long-term business objectives, including without limitation, providing additional capital to support continued growth.

Under the terms of the Merger Agreement, DHP will exchange approximately 0.1429 shares of its common stock for each share of Company common stock and fractional shares will be rounded up to the nearest whole share. Based on an average 10-day market closing price of the Company’s common stock from May 1-14, 2007 of $4.24 per share, the transaction would be valued at $14 million, based on an estimated 3.3 million shares of the Company’s common stock to be issued to the shareholders of DHP in the Merger. The actual value at consummation of the Merger will be based on the Company’s share price at that time.

Completion of the Merger is subject to the approval of the transaction by the shareholders of both companies, the conversion of the Company’s convertible notes prior to the closing of the Merger, the receipt of required regulatory approvals, and the satisfaction of usual and customary closing conditions. The Merger Agreement contains certain termination rights for both DHP and GeoPharma.

On May 15, 2007, DHP and GeoPharma filed with the Securities and Exchange Commission (the “SEC”) a joint proxy statement/prospectus on Form S-4, in connection with the proposed acquisition of DHP by GeoPharma, pursuant to the terms of the definitive Merger Agreement. The S-4 Registration Statement, as amended, was declared effective on July 5, 2007. On August 10, 2007, the Merger Agreement was approved by shareholders of the Company and DHP.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for the periods indicated.

	Three Months Ended June 30,
	2007(1)	2006
Revenues	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	77.9%	75.9%

Gross profit	22.1%	24.1%
Selling, general and administrative expenses (including depreciation and amortization)	47.5%	19.7%
Stock and stock option compensation expense	2.3%	3.0%
Other income (expense), net	(2.8)%	0.2%

Income (loss) before minority interest, income taxes, discontinued operations and preferred dividends	(27.6%)	1.6%
Minority interest benefit	3.3%	2.4%
Income tax (expense) / benefit	11.8%	(2.1)%
Preferred dividends	1.6%	0.5%

Net income (loss)	(16.8)%	1.4%

(1)	Due to the presentation of discontinued operations, revenue amounts included within discontinued operations are excluded from top-line revenues which is the basis for percentages to be calculated and therefore does not allow for a comparable tabular presentation. See further explanation in the detailed analysis that immediately follows below.

Three Months Ended June 30, 2007, Compared to the Three Months Ended June 30, 2006

Revenues. Total consolidated revenues decreased approximately $4.7 million, or 32.3%, to approximately $9.7 million for the three months ended June 30, 2007, as compared to approximately $14.4 million for the three months ended June 30, 2006.

Manufacturing revenues decreased approximately $1.4 million, or 22.6%, to approximately $4.9 million for the three months ended June 30, 2007, as compared to approximately $6.4 million for the corresponding period. The order volumes received from three of our largest contract manufacturing customers declined in the current 2007 period as compared to the three months ended June 2006. This is due to an overall economic decline due to timing of our customers’ advertising and period-sensitive promotions which directly affects our business segment’s manufacturing orders related to our customers’ branded product demands which is outside of the Company’s control. Manufacturing capacities and capabilities continue to be increased as we continue to enhance our existing core manufacturing equipment and standard operating procedures.

Distribution revenues decreased approximately $1.1 million or 37% to approximately $1.9 million for the three months ended June 30, 2007, as compared to $2.9 million for the three months ended June 30, 2006. Overall, sales prices vary for all product lines dependent upon a customer’s individual as well as aggregate purchase volumes in addition to the number of distribution points of sale and advertising dollars projected to be spent. For the three months ended June 30, 2007, 2,890 cases of Hoodia Dex-L10 were sold versus 4,804 cases sold for the three months ended June 30, 2006 based on increased competition at the mass retail chain level where the majority of the product is sold in addition to the previous 2006 period included new mass chain store introductions.

Pharmacy benefit management revenues decreased 40% or approximately $2.0 million to $2.9 million for the three months ended June 30, 2007, as compared to $4.9 million for the three months ended June 30, 2006. The decrease results from the May 15, 2007 contract termination by and between the AmeriGroup, formerly known as CarePlus, and the Company. This business segment is presented with “Discontinued operations” on the face of the statement of operations.

Pharmaceutical revenues decreased $172,000 to approximately $41,000 for the three months ended June 30, 2007 as compared to $213,000 in sales for this business segment for the corresponding 2006 period. The pharmaceutical business segment generated its revenues based on sales of Mucotrol, its branded 510(k) medical device product.

Gross Profit. Total gross profit decreased approximately $1.9 million or 55.9%, to $1.5 million for the three months ended June 30, 2007, as compared to $3.5 million for the three months ended June 30, 2006. Total gross margins decreased to 15.7% for the three months ended June 30, 2007 from 24.1% for the three months ended June 30, 2006.

Manufacturing gross profit decreased approximately $374,000, or 20.4%, to approximately $1.5 million for the three months ended June 30, 2007, as compared to approximately $1.8 million in the corresponding period in 2006. For the three months ended June 30, 2007 manufacturing gross margin increased to 29.7%, from 28.9% in the corresponding period in 2006. Although sales and cost of goods sold have decreased proportionally this 2007 three month period as compared to the previous 2006 three month period, gross margins have increased due to continued focus on increased efficiencies gained from implementation of a new inventory software program as partially offset by higher costs due to increases in freight charges due to increased fuel costs, increases in resin and plastic-based packaging component costs as well as increased labor costs. Current increases in this type of labor-based direct overhead costs are in line with the Company’s planned improvements surrounding enhanced standard operating and manufacturing procedures in all its manufacturing plants. The Company expects that these improvements will continue to increase the Company’s visibility in the marketplaces that the Company competes in for new and expanded business for the upcoming fiscal year.

Distribution gross profits decreased 52.2% or approximately $919,000 to approximately $840,000 for the three months ended June 30, 2007, as compared to approximately $1.8 million for the three months ended June 30, 2006, with distribution gross margins decreasing to 45.3% for the three months ended June 30, 2007 as compared to 59.7% for the three months ended June 30, 2006. Gross profits and gross margins have declined because of increased competition which caused additional short-term price concessions, new product introductions into the category and a change in the chain store sales mix.

Pharmacy Benefit Management gross profit decreased approximately $18,000 or 47% to approximately $21,000 for the three months ended June 30, 2007, as compared to approximately $39,000 for the three months ended June 30, 2006. Pharmacy benefit management gross margin was 0.7% for the three months ended June 30, 2007 as compared to 0.8% for the three months ended June 30, 2006. The gross profit decline is primarily due to the mutual termination of the contract effective May 15, 2007 as presented on the face of the statement of operations and will therefore allow the Company to focus on its core manufacturing and distribution businesses.

Pharmaceutical gross profit deficit increased $629,000 to a deficit of $(791,000) for the three months ended June 30, 2007 as compared to approximately $(162,000) in gross profit deficit for this business segment for the three months ended June 30, 2006. This was based primarily on the generic drug, Cephalasporin Beta-Lactam facilities have no material revenue streams but have costs associated with overall research and product development, and production and laboratory direct labor costs. The Largo, Florida Cephalasporin and generic drug plants incurred $596,000 of costs with $41,000 of directly attributable revenues with the Baltimore, Maryland Beta-Lactam facility incurred $237,000 of costs with no revenue offset. The Baltimore Beta-Lactam and the Largo, Florida Cephalosporin and generic drug facility plants expect to derive revenues during the third fiscal quarter ended December 31, 2007.

Selling, General and Administrative Expenses. Selling, general and administrative (“SGA”) expenses consist of advertising and promotional expenses; insurance costs, research and development costs associated with the generic drug segment, personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; stock compensation expense and depreciation and amortization expenses. Selling, general and administrative expenses, inclusive of stock compensation expense, depreciation and amortization, increased approximately $141,000, or 1.5%, to approximately $3.4 million for the three months ended June 30, 2007, as compared to approximately $3.3 million in the corresponding 2006 period. The increase is primarily attributable to additional expenses associated with increased insurance costs, including health, general and product liability insurances; health insurance increased primarily due to an increase in the cost per employee and the number of employees; in addition to external insurance market influences surrounding higher premium costs for all of the Company’s business segments based on our overall annually increasing sales revenues, increased rents due to facility expansion, officer and employee salaries have increased in total based on increases in the number of personnel in addition to merit increases all of which were partially offset by approximately $330,000 decrease in the stock compensation expense directly related to the prior 2006 period’s implementation of SFAS 123R where the Company recognized the value of unvested stock options whereas effective March 31, 2007, the Company replaced all unvested stock options with the Company’s three-year restricted stock therefore reducing the amount of expense needed to be recognized. As a percentage of sales, selling, general and administrative expenses increased to 35.1% for the three months ended June 30, 2007 from 22.7% in the corresponding period in 2006.

Other Income (Expense), Net. For the three months ended June 30, 2007, the balance in other income/(expense), net, was $192,000 net expense primarily attributable to interest expense on our outstanding long-term debt.

Income Tax (Expense) Benefit. At June 30, 2007, the Company had recorded $807,000 of income tax benefit as compared to $(304,000) expense for the three months ended June 30, 2006. The tax benefit was based on the Company’s tax calculation based on temporary and permanent differences using the effective tax rates applied to our net loss amounts this period, changes in information gained related to underlying assumptions about the future operations of the Company as well as the utilization of available operating loss carryforwards.

Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation as of and for the three months ended June 30, 2007. Management also believes that its business is not seasonal, however significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company has financed its operations through cash provided from operations and from the April 5, 2007 closing of $12.5 million of gross private placement funding in a combination of $10 million 8% convertible debt and $2.5 million of common stock, or 573,395 shares. Attached to the $2.5 million of common stock is a warrant to purchase 400,000 shares of common stock with an exercise price of $5.23. The Company paid an investment banker $750,000 in debt and equity costs together with 143,400 warrants with an exercise price of $5.23.

Prior to the current 2007 funding, the Company funded its operations from cash provided from operations along with receipt of $15 million of gross private placement proceeds based on a $10 million 6% convertible preferred stock private placement together with a total of 412,500 warrants exercisable through February 2011 and a $5 million convertible 6%, three-year term debt together with a total of 150,000 warrants exercisable through January 2011 closed during the months of January 2004 through March 2004. During December 2004, the holders of the $5 million Series A convertible preferred stock converted all of their preferred shares outstanding in exchange for 800,000 of the Company’s $.01 par value common stock. During February 2006, the Company paid off the remaining $2.4 million 6% interest convertible debt balance along with all fees and penalties by issuing approximately 530,000 shares and simultaneously wrote-off approximate $300,000 to interest expense representing the debt discount remaining balance.

The Company had working capital of approximately $16.5 million at June 30, 2007, inclusive of current portion of long-term obligations, as compared to a working capital of approximately $7.5 at March 31, 2007. The increase in working capital in primarily due to increases in cash as a direct result of the $12.5 private placement, less approximately $835,000 in private placement fees, increases in inventory and prepaid assets due to increases in manufacturing and distribution back orders with consist levels of current liabilities for both periods as all of which is partially offset by other operational uses of cash related to the payment of generic drug expenses and payment of federal income taxes during the June 30, 2007 period.

Net cash used in operating activities was $(1.3) for the three months ended June 30, 2007, as compared to net cash provided by operating activities of $121,000 for the three months ended June 30, 2006. Cash used was primarily attributable to a net loss before preferred dividends of approximately $1.0 million based on consolidated gross profits decreases of approximately $1.9 million, gross profits declined based on a decline in manufacturing and distribution sales primarily due to one of the Company’s significant customer’s sale of their product line to a third party as related to manufacturing segment, and increased competition at the mass chain store level for its branded products as related to the distribution segment, a change in current and deferred taxes of $807,000 based on the net loss, an increase in inventory of $1.1 million based on increased purchases to meet known and estimated manufacturing, pharmaceutical and distribution orders, a decrease in accounts payable of $1.9 million based on inventory amounts purchased and due for payment, an increase in prepaid expenses of $120,000 primarily due to timing surrounding payments and when the advertising will be run as partially offset by amortization to expense of the deferred compensation and a $969,000 increase in accrued expenses all of which is partially offset by $3.8 million decrease in accounts receivable representing credit sale customer remittances, $363,000 of depreciation and amortization, and $156,000 of deferred compensation expense amortization.

Net cash used in investing activities was $(7.9) million for the three months ended June 30, 2007 as compared to the net cash used of $(1.6) million for the three months ended June 30, 2006. Investing activities represented $7 million certificate of deposit investment with the source of those funds being a portion of the $12.5 million gross proceeds received from the Whitebox private placement closed in April 2007, $634,000 of equipment purchases, and $226,000 useage attributable to the American Antibiotics minority interest.

Net provided by financing activities was $13.3 million for the three months ended June 30, 2007 as compared to cash provided by financing activities of $745,000 for the three months ended June 30, 2006. The 2007 financing activity cash provided was primarily attributable to the $12.5 million gross private placement proceeds closed in April 2007, the $2.25 million of credit line draw downs as all of which is partially offset by payments of private placement fees of $979,000 and payments on long term obligations of $519,000.

Management believes that cash expected to be generated from operations, current cash reserves, and existing financial arrangements will be sufficient for the Company to meet its capital expenditures and working capital needs for the its short-term operational plans as presently conducted. In consideration of the Company’s long-term strategic plans, the Company is currently evaluating funding options in order to expedite our generic drug, Beta-Lactam and Cephalosporin facility and research and development expansion plans. The Company’s future liquidity and cash requirements will depend on a wide range of factors, including the level of business in our existing operations, the timing and related outcomes in our drug research and development efforts including when we will receive FDA approvals of any pending ANDAs filed, any continued expansion of manufacturing equipment lines and related facilities and possible acquisitions. In particular, we have added additional manufacturing lines and have purchased additional fully automated manufacturing equipment to meet our present and future growth. Our plans may require the leasing of additional facilities and/or the leasing or purchase of additional equipment in the future to accommodate further expansion of our manufacturing, warehousing and related storage needs. If cash flows from operations, current cash reserves and available credit facilities are not sufficient, it will be necessary for the Company to seek additional financing. There can be no assurance that such financing would be available in amounts and on terms acceptable to the Company.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not exposed to significant interest rate or foreign currency exchange rate risk.

Item 4.	CONTROLS AND PROCEDURES.

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

GeoPharma, Inc.

Date: August 14, 2007	By:	/s/ Mihir K. Taneja
Mihir K. Taneja
Chief Executive Officer, Secretary and Director

Date: August 14, 2007	By:	/s/ Carol Dore-Falcone
Carol Dore-Falcone
Vice President and Chief Financial Officer