Form 10-Q
period 2007-09-30
GeoPharma, Inc.
filed 2007-11-14
CIK 1098315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

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

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of November 1, 2007 was 11,903,467.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2007		March 31, 2007
Current assets:	(unaudited	)
Cash and cash equivalents	$1,697,013		$735,000
Certificate of deposit	6,163,105		—
Accounts receivable, net	3,272,008		8,055,147
Accounts receivable, other	465,996		474,073
Inventories, net	8,488,343		7,356,295
Prepaid expenses and other current assets	398,651		654,552
Due from affiliates	259,876		576,768

Total current assets	$20,744,992		$17,851,835

Property, plant, leaseholds and equipment, net	12,900,210		11,610,506

Goodwill, net	728,896		728,896
Intangible assets, net	6,348,842		4,944,650
Deferred compensation	2,659,886		1,971,931
Media Credits, net	286,166		286,166
Deferred tax asset, net	2,262,000		576,595
Other assets, net	196,188		197,987

Total assets	$46,127,180		$38,168,566

See accompanying notes to consolidated financial statements

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2007	March 31, 2007
Current liabilities:	(unaudited )
Accounts payable	$2,541,301	$4,793,483
Credit line payable	1,262,626	—
Current portion of long-term obligations	2,695,059	1,771,884
Accrued expenses, other liabilities and related party obligations	2,737,377	4,658,756

Total current liabilities	$9,236,363	$11,224,123
Long-term obligations, less current portion	906,691	3,085,172

Total liabilities	$10,143,054	$14,309,295

8% Convertible debt	10,000,000	—

Commitments and contingencies

Minority interest	(1,355,119)	(912,664)

Shareholders’ equity:
6% convertible preferred stock, Series B, $.01 par value (5,000 shares authorized, 5,000 shares issued and outstanding (liquidation preference $5,000,000)	50	50
Common stock, $.01 par value; 24,000,000 shares authorized; 11,903,467 and 10,232,985 shares issued and outstanding	119,035	102,330
Treasury stock (110,379 common shares, $.01 par value)	(1,104)	(1,104)
Additional paid-in capital	53,277,960	47,753,274
Retained earnings (deficit)	(26,056,696)	(23,082,615)

Total shareholders’ equity	$27,339,245	$24,771,935

Total liabilities and shareholders’ equity	$46,127,180	$38,168,566

See accompanying notes to consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Revenues:

PBM (a discontinued operation)	$—	$4,673,611	$—	$9,551,393
Distribution	1,360,751	3,323,298	3,217,271	6,495,174
Manufacturing	4,660,406	8,643,527	9,582,511	15,028,499
Pharmaceutical	—	38,360	41,199	251,846

Total revenues	$6,021,157	$16,678,796	$12,840,981	$31,326,911

Cost of goods sold:
PBM (a discontinued operation)	—	4,637,583	—	9,476,037
Distribution	721,542	1,384,061	1,737,435	2,762,226
Manufacturing (excluding depreciation and amortization presented below)	3,327,391	5,759,086	6,788,026	10,308,317
Pharmaceutical	740,755	233,082	1,573,380	608,700

Total cost of goods sold	$4,789,688	$12,013,812	$10,098,841	$23,155,280

Gross profit:
PBM (a discontinued operation)	—	36,028	—	75,356
Distribution	639,209	1,939,237	1,479,836	3,732,948
Manufacturing	1,333,015	2,884,441	2,794,485	4,820,182
Pharmaceutical	(740,755)	(194,722)	(1,532,181)	(356,854

Total gross profit	$1,231,469	$4,664,984	$2,742,140	$8,171,631

Selling, general and administrative expenses:
Selling, general and administrative expenses	3,430,179	3,307,757	6,307,385	5,931,207
Stock option compensation expense	264,247	427,675	420,837	855,350
Depreciation and amortization	372,231	245,565	819,358	481,627

Selling, general and administrative expenses	4,066,657	3,980,997	7,547,580	7,268,184

Operating income (loss) before other income and expense, minority interest, income taxes and discontinued operations	$(2,835,188)	$683,987	$(4,805,440)	$903,447
Other income (expense), net:
Other income (expense), net	126	166,197	2,249	164,301
Interest income (expense), net	(33,178)	(25,204)	(72,969)	(28,617)

Total other income (expense), net	$(33,052)	$140,993	$(70,719)	$135,684

Income (loss) before minority interest, income taxes and discontinued operations	$(2,868,240)	$824,980	$(4,876,160)	$1,039,131
Minority interest benefit (expense)	216,793	327,057	442,456	664,328
Income tax benefit (expense)	877,802	(284,000)	1,685,402	(588,000)

Net income (loss) from continuing operations	$(1,773,645)	$868,037	$(2,748,302)	$1,115,459
Discontinued operations:
Revenues: PBM	$—	$—	$2,925,139	$—
Cost of goods sold: PBM	—	—	2,904,274	—

Gross profit: PBM	$—	$—	$20,865	$—
Selling, general and administrative expenses: PBM	—	—	20,785	—
PBM segment exit income (expense)	—	—	8,300	—

Discontinued operations net income (net of income tax)	$—	$—	$8,380	$—

Net income (loss)	$(1,773,645)	$868,037	$(2,739,922)	$1,115,459
Preferred stock dividends	100,002	75,000	208,335	150,000

Net income (loss) available to common shareholders	$(1,873,647)	$793,037	$(2,948,257)	$965,459

Basic income (loss) per share	$(0.16)	$.08	$(0.27)	.10

Basic weighted average Number of common shares outstanding	11,436,721	9,927,195	11,042,688	9,907,322

Diluted income (loss) per share	$(0.16)	$.07	$(0.27)	$.08

Diluted weighted average number of common shares outstanding	11,436,721	13,331,543	11,042,688	13,311,670

See accompanying notes to condensed consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(2,739,922)	$1,115,459
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	819,358	481,627
Accrued interest income	(163,105)	(5,453)
Amortization of stock option deferred compensation	420,837	970,495
Amortization of debt discount to interest expense	—	—
Change in net deferred taxes	(1,685,402)	588,000
Changes in operating assets and liabilities:
Accounts receivable, net	4,783,139	(1,762,414)
Accounts receivable, other	8,077	106,278
Inventory, net	(1,132,048)	904,358
Prepaid expenses and other current assets	255,901	(712,041)
Other assets, net	1,799	(126,757)
Accounts payable	(2,252,182)	(776,592)
Accrued expenses	(45,808)	(115,691)
Due from affiliates, net	321,673	(195,299)

Net cash provided by (used in) operating activities	$(1,407,692)	$399,970
Cash flows from investing activities:
Purchases of property, leaseholds and equipment	$(2,025,062)	$(1,397,961)
Purchase of certificate of deposit	(7,007,608)	—
Proceeds from certificate of deposit maturity	1,007,608	—
Purchase of intangible assets	(1,223,844)	—
Proceeds (uses) due to minority interest investment, net	(442,445)	(81,718)

Net cash used in investing activities	$(9,691,361)	$(1,479,679)
Cash flows from financing activities:
Proceeds from private placement – Convertible debt	$10,000,000	$—
Proceeds from private placement – Common stock issuance	2,500,000	—
Proceeds from credit line, net	1,262,626	—
Proceeds from issuance of long-term obligations	—	750,000
Payments of long-term obligations	(518,846)	(174,977)
Payments of private placement costs	(989,078)	—
Payments of acquisition costs	(197,886)	—
Proceeds from stock option exercise	4,250	69,756

Net cash provided by (used in) financing activities	$12,061,066	$644,779

Net increase (decrease) in cash	962,013	(434,930)
Cash at beginning of period	735,000	1,206,017

Cash at end of period	$1,697,013	$771,087

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$103,389	$28,389

Cash paid during the period for income taxes	$850,000	$140,000

	Six months ended September 30, 2007	Six months ended September 30, 2006 ,
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of common stock issued to pay preferred stock dividend	$208,335	$150,000

See accompanying notes to condensed consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form-10K as of March 31, 2007 and 2006 and for the years ended March 31, 2007, 2006 and 2005 as filed with the Securities and Exchange Commission on June 29, 2007.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

The condensed consolidated financial statements as of September 30, and March 31, 2007 and for the three and six months ended September 30, 2007 and 2006 include the accounts of GeoPharma, Inc. (the “Company”), (“GeoPharma”), which is continuing to do manufacturing business as Innovative Health Products, Inc. (“Innovative”), and its Florida wholly-owned subsidiaries Breakthrough Engineered Nutrition, Inc. (“Breakthrough”), Belcher Pharmaceuticals, Inc., (“Belcher”), Breakthrough Marketing Inc., (“B-Marketing”), IHPMarketing, Inc., (“IHP-Marketing”), Libi Labs, Inc (“Libi”), Go2PBM Services, Inc. (“PBM”) and its Delaware wholly-owned subsidiary, Belcher Capital Corporation, (“Belcher Capital”). Effective August 2005, the Company had a 51% controlling interest in our Florida-incorporated subsidiary, American Antibiotics, LLC ( “American”), which is accounted for given the consideration of the 49% minority interest. During June 2007, the Company acquired and formed EZ-Med Technologies, Inc., a Florida corporation and a wholly owned subsidiary. All transactions relating to significant intercompany balances and transactions have been eliminated in consolidation.

b. Industry Segment

In accordance with the provisions of Statement of Financial Accounting Standards No. 131, (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker related to the allocation of resources and in the resulting assessment of the segment’s overall performance. As of September 30, 2007 and March 31, 2007, the Company had four industry segments in addition to corporate: manufacturing, distribution, pharmacy benefit management and pharmaceutical. Effective May 15, 2007, the Company mutually terminated its Pharmacy Benefit Management contract with AmeriGroup, formerly known as CarePlus, and as a result, the pharmacy benefit management segment was therefore ended. See further consideration in Note 9.

The $46,127,180 of total assets as of September 30, 2007 were comprised of $14,113,475 attributable to corporate, $12,891,732 attributable to manufacturing, $3,624,088 attributable to distribution and $15,497,885 attributable to pharmaceutical. The $38,168,566 of total assets as of March 31, 2007 were comprised of $3,167,367 attributable to corporate, $14,179,674 attributable to manufacturing, $6,301,940 attributable to distribution, $420,249 attributable to pharmacy benefit management and $14,099,336 attributable to pharmaceutical

c. Cash and Cash Equivalents

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

For the three and six months ended September 30, 2007 and 2006, amortization expense associated with goodwill was $0. The unamortized balance of goodwill at September 30, and March 31, 2007 was $728,896. No impairment loss was required to be recorded.

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

i. Earnings (Loss) Per Common Share

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt, preferred stock and common stock warrants, officer, employee and nonemployee stock options that are considered potentially dilutive are included in the fully diluted share calculation at September 30, 2007 and 2006. The reconciliation between basic and fully diluted shares are as follows:

	For the Three Months Ended		For the Six Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net income (loss) per share – basic:
Net income (loss)	$(1,873,647)	$793,037	$(2,948,257)	$965,459
Weighted average shares – basic	11,436,721	9,927,195	11,042,688	9,909,219
Net income (loss) per share – basic	$(0.16)	$0.08	$(0.27)	$0.10
Net income (loss) per share – diluted:
Net income (loss)	$(1,873,647)	$793,037	$(2,948,257)	$965,459
Preferred stock dividend	100,002	75,000	208,335	150,000

	$(1,773,645)	868,037	$(2,739,922)	$1,115,459

Weighted average shares – basic	11,436,721	9,927,195	11,042,688	9,907,322
Effect of convertible instruments prior to conversion	—	833,333	—	833,333
Effect of warrants prior to conversion	—	562,500	—	562,500
Effect of stock options	—	2,008,515	—	2,008,515

Weighted average shares-diluted	11,436,721	13,331,543	11,042,688	13,311,670
Net income (loss) per share – diluted	$(0.16)	$0.07	$(0.27)	$0.08

Since there was a net loss incurred for the three and six months ended September 30, 2007, the diluted loss per share equals the basic loss per share.

j. Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, requires management to make estimates, assumptions and apply certain critical accounting policies that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at September 30, 2007 and March 31, 2007, as well as the reported amounts of revenues and expenses for the three and six months ended September 30, 2007 and 2006. Estimates and assumptions used in our financial statements are based on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions also require the application of certain accounting policies, many of which require estimates and assumptions about future events and their effect on amounts reported in the financial statements and related notes. We periodically review our accounting policies and estimates and makes adjustments when facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on our financial condition, results of operations and cash flows.

k. Concentration of Credit Risk

Concentrations of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable. At September 30, and March 31, 2007. three customers, Spectrum Group with 19.2%, General Nutrition Distribution with 14.5%, Product Excellence with 6.8% and CVS with 6.7%. Four customers, General Nutrition Distribution with 31.5%, Spectrum Group with 20.9%, Berkeley Premium Nutraceuticals with 16.4% and CVS with 5.3% of the total trade receivable as of March 31, 2007.

For the three months ended September 30, 2007, three customers individually exceeded 5% of our total consolidated revenues which included 21.9% for Jacks Distribution, 11.9% for Berkeley Premium Nutraceuticals and 7.3% for CVS in relation to total consolidated revenues and for the three months ended September 30, 2006, five customers individually exceeded 5% of our total consolidated revenues which included General Nutrition Distribution for 16.3%, 14.9% for Spectrum Group, 10.6% for NutraCea, 10.1% for Berkeley Premium Nutraceuticals and 33.2% for CarePlus Health, a related party, in relation to total consolidated revenues,

For the six months ended September 30, 2007, four customers individually exceeded 5% of our total consolidated revenues which included Spectrum Group for 11.8%, General Nutrition Distribution for 9.2%, 7% for Jacks Distribution and 30% for CarePlus Health, a related party, in relation to total consolidated revenues and for the six months ended September 30, 2006, five customers individually exceeded 5% of our total consolidated revenues which included General Nutrition Distribution for 14.8%, 14.0% for Spectrum Group, 10.3% for NutraCea, 6.6% for Berkeley Premium Nutraceuticals and 30.5% for CarePlus Health, a related party, in relation to total consolidated revenues

The Company has no concentration of customers within specific geographic areas outside the United States that would give rise to significant geographic credit risk.

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

m. Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $136,800 and $160,131 for the three months ended September 30, 2007 and 2006, respectively with $302,326 and $345,079 of advertising expense for the six months ended September 30, 2007 and 2006, respectively.

n. Research and Development Costs

Costs incurred to develop our generic pharmaceutical products are expensed as incurred and charged to research and development (“R&D”). R&D expensed for the three months ended September 30, 2007 and 2006 were $365,666 and $367,216, respectively and was $791,820 and $633,747 for the six months ended September 30 ,2007 and 2006.

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

Long-term Obligations: The fair value of the Company’s fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At September 30 and March 31, 2007, the fair value of the Company’s long-term obligations approximated its carrying value.

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

q. Accounting for Financial Instruments

The Company entered into registration rights agreements with regard to the January 29, 2004 convertible debt financing on January 29, 2004, and with regard to the February 10, 2004 convertible preferred stock Series A financing on February 10, 2004 and with regard to the March 5, 2004 convertible stock Series B on March 5, 2004. Pursuant to all of the registration rights agreements, we agreed to file a resale registration statement covering the resale of the shares issuable to the investors upon the exercise of their warrants and conversion of their debentures and preferred stock by February 29,2004, March 10, 2004 and April 5, 2004 respectively. At inception, the registration rights agreements required us to pay monthly liquidated damages if a registration statement was not declared effective on or prior to April 29, 2004, May 10, 2004 and September 5, 2004 respectively or after declared effective if the registration statements cease for any reason to remain continuously effective as to all registrable securities for which it is required to be effective or the investors are not permitted to utilize the prospectus therein to resell such registrable securities for 20 consecutive calendar days but no more than an aggregate of 30 calendar days during any 12 month period. The amount of monthly liquidating damages equals 1%, 1% and 2% respectively of the aggregate purchase price paid by the investors for any registrable securities held by the investors. Any late payment beyond seven days is subject to interest at an annual rate of 18%. The Company filed its registration statement with regard to the Series A and B preferred stock, the convertible debt and debentures on April 2, 2004 and it was declared effective on April 23, 2004. Therefore, the Company has met the registration requirements and will continue to do so in the future. Under FASB Staff Position EITF 00-19-2 “Accounting for Registration Payment Agreements”, the Company has reviewed the status of the registration agreement and has determined that the likelihood of the issuer having to make any payments under the arrangement is remote.

r. Reclassifications

Certain reclassifications have been made to the financial statements as of March 31, 2007 and for the three and six months ended September 30, 2006 to conform to the presentation as of and for the three and six months ended September 30, 2007.

NOTE 3 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of the following:

	September 30, 2007	March 31, 2007
Trade accounts receivable	$3,573,442	$8,319,002
Less allowance for uncollectible accounts	(301,434)	(263,855)

	$3,272,008	$8,055,147

As of September 30, 2007, the total accounts receivable balance of $3,573,442 includes $1,871,550 related to the Company’s manufacturing segment and $1,201,892 as related to the Company’s distribution segment. As of March 31, 2007, the total accounts receivable balance of $8,319,002 includes $4,198,976 related to the Company’s manufacturing segment and $4,120,026 related to the Company’s distribution segment.

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

NOTE 4 – INVENTORIES, NET

Inventories, net, consist of the following:

	September 30, 2007	March 31, 2007
Processed raw materials and packaging	$5,963,468	$4,838,639
Work in process	662,508	646,158
Finished goods	1,903,183	1,912,314

	$8,529,159	$7,397,111
Less reserve for obsolescence	(40,816)	(40,816)

	$8,488,343	$7,356,295

As of September 30, 2007, the total inventory balance of $8,529,159 includes $6,541,467 related to the Company’s manufacturing segment, $644,501 related to the Company’s distribution segment and $1,343,191 related to the Company’s pharmaceutical segment. As of March 31, 2007, the total inventory balance of $7,397,111 includes $5,404,217 related to the Company’s manufacturing segment, $736,338 related to the Company’s distribution segment and $1,256,556 as related to the pharmaceutical segment.

NOTE 5 – INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

	September 30, 2007	March 31, 2007
Loan and lease costs	$1,120,417	$26,025
Intellectual property	2,002,220	1,858,933
Generic drug ANDAs	3,152,289	3,115,500
Patents	9,554	9,554

	$6,414,204	$5,010,012
Less accumulated amortization	(65,362)	(65,362)

	$6,348,842	$4,944,650

The lease and loan costs, $1,120,417, are related to corporate all of which have an identifiable life and are amortized over that life. Of the $2,002,220 intellectual property, $1,040,696 costs relate to the distribution segment with the $961,524 balance related to pharmaceutical segment, all of which have no identifiable life and are therefore evaluated annually for impairment. The generic drug ANDAs relate to the pharmaceutical segment and do not have an identifiable life and are therefore evaluated annually for impairment.

NOTE 6 – DEFERRED COMPENSATION

The deferred compensation of $2,659,886 and $1,971,931 as of September 30, and March 31, 2007 relates to corporate and is amortized over its three-year life, the length of the common stock restriction. The deferred compensation asset relates to shares of 3 year restricted stock issued pursuant to the 2005-2007 Compensation Incentive Plan effective beginning with the fiscal year ended March 31, 2006. The Plan documents the incentive plan and related awards for Plan achievements for the Chairman of the Board of Directors and the Company’s three executive officers, which include the Chief Executive Officer, the President and the Vice President/Chief Financial Officer. The asset was recorded based on the number of shares awarded and the discounted fair market value of the restricted stock the date of the award as based on an independent valuation and is amortized over its three year life, the length of the restriction.

NOTE 7 – INCOME TAXES

Income taxes for the six months ended September 30, 2007 and 2006 differ from the amounts computed by applying the effective income tax rates to income before income taxes as a result of the following:

	September 30, 2007	September 30, 2006
Computed tax expense at the statutory rate (37.63%)	$(1,605,000)	$641,000
Increase (decrease) in taxes resulting from:
Effect of permanent differences:
Non deductible	6,100	7,000
Other, net	(233,100)	(95,800)
Change in valuation allowance	146,600	35,800

Income tax (benefit) expense	$(1,685,400)	$588,000

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences that give rise to deferred tax assets and liabilities are as follows:

Deferred tax assets:
Bad debts	$127,700	$137,000
Inventories	15,400	50,000
Accrued vacation	45,300	38,600
Deposits	85,000	94,000
Deferred rent	163,400	113,300
Research credit carryforward	—	—
Net operating loss carryforwards	1,782,800	—
Stock option	622,800	324,300

	$2,842,400	$757,200
Valuation allowance	(355,300)	163,000

Deferred tax asset	2,487,100	$497,200

Deferred tax liabilities:
Fixed asset basis differences	(164,400)	$(224,300)
Amortization	(60,700)	(78,700)

	(225,100)	$(303,000)

Net deferred tax asset (liability) recorded	$2,262000	$291,200

On September 30, 2007 and 2006, the Company has a net operating loss carry forward of approximately $4,782,800 and $0 to offset future taxable income. The tax net operating loss carry forward will expire by 2028.

The Company adopted Financial Standards Board Interpretation No. 48, Accounting for Income Taxes (“FIN 48”). As a result of the adoption of FIN 48, the Company has not recognized a material adjustment in the liability for unrecognized tax benefits and has not recorded any provision for penalties or interest related to uncertain tax positions.

NOTE 8 – RELATED PARTY TRANSACTIONS

Revenues: For the three months ended September 30, 2007 and 2006, manufacturing revenues of approximately $13,119 and $30,051 respectively, were recorded from sales by the Company to subsidiaries of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the three months ended September 30, 2007 and 2006, manufacturing revenues of $287,760 and $233,627, respectively, were recorded from sales by the Company to VerticalHealth Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a shareholder.

For the six months ended September 30, 2007 and 2006, manufacturing revenues of approximately $29,018 and $60,123 respectively, were recorded from sales by the Company to subsidiaries of Dynamic Health Products, an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder. For the six months ended September 30, 2007 and 2006, manufacturing revenues of $551,006 and $412,244, respectively, were recorded from sales by the Company to VerticalHealth Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a shareholder.

Trade Accounts Receivable/ Trade Accounts Payable—Amounts due from affiliates and amounts due to affiliates represent balances owed to or amounts owed by the Company for sales occurring in the normal course of business. Amounts due from and amounts to these affiliates are in the nature of trade receivables or payables and fluctuate based on sales volume and payments received.

As of September 30, and March 31, 2007, for the manufacturing segment, $49,320 and $25,302 was due from subsidiaries of Dynamic Health Products and $210,556 and $182,199 was due from Vertical Health, Inc.

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

NOTE 10 – LEGAL

On September 29, 2006, Schering Corporation (“Schering”) filed an action in the United States District Court for the District of New Jersey, against Belcher Pharmaceuticals, Inc. and GeoPharma, Inc. (along with nineteen other defendants) alleging that the filing of BelcherPharmaceuticals’ Abbreviated new Drug Application (“ANDA”) for 5 mg Desloratadine Tablets, AB-rated to Clarinex®, infringed U.S. Patent No. 6,100,274 (“the ‘274 patent”) Case No. 3:06-cv-04715-MLC-TJB. On November 8, 2006, Belcher filed a motion to dismiss in the New Jersey case for lack of jurisdiction. On October 5, 2006

Schering filed an action in the United States District Court for the MiddleDistrict of Florida, Tampa Division, Case No. 8:06-cv-01843-SCB-EAJ, against Belcher Pharmaceuticals, Inc. and Geopharma, Inc. alleging that the filing of Belcher Pharmaceuticals’ ANDA for 5 mg Desloratadine Tablets, AB-rated to Clarinex®, infringed the ‘274 patent. Company management and Belcher disputes Schering’s claims in the two actions and believes its proposed desloratadine product does not infringe the ’274 patent. The possible outcome cannot be determined at this time.

From time to time the Company is subject to litigation incidental to its business. Such claims, if successful, could exceed applicable insurance coverage. The Company is not currently a party to any material legal proceedings other than what is currently disclosed herein.

NOTE 11 – SUBSEQUENT EVENTS

As previously reported, on May 14, 2007, the Company, Dynamic Health Products, Inc. (“DHP”) and Florida Merger Subsidiary Corp., a wholly-owned subsidiary of the company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) under which DHP will merge with and into Florida Merger Subsidiary Corp. (the “Merger”). The Board of Directors of the Company determined that the Merger would further the Company’s long-term business objectives, including without limitation, providing additional capital to support continued growth. On October 1, 2007, GeoPharma and DHP entered into a 6-month, 7.35% loan for $3.5 million in order for DHP to satisfy a portion of its maturing loan with their financial institution. On October 15, 2007, the merger was effective and will be accounted for under purchase accounting. The Company filed Form 8K on October 4, 2007 for the loan transaction, filed Form 8K on October 19, 2007 for the acquisition consummation and will be filing Form 8K/A which will include DHP audited financial statements and the required proformas within 75 days of the October 15, 2007 transaction date.

In contemplation of the acquisition, the Company entered into an unconditional guaranty agreement as Guarantor on a loan agreement entered into on October 12, 2007 by Dynamic Marketing I. Inc and Bob O’Leary Health Food Distributor Co., Inc. (collectively, the “Borrowers”), and Wachovia Bank National Association pursuant to which the Borrowers received a loan in the amount of $4,000,000.

Under the terms of the Merger Agreement, DHP will exchange one-seventh (1/7th) of one share for every one share GeoPharma common stock; any fractional shares will be rounded up to the nearest whole share. The total amount of shares to be issued is approximately 2.4 million shares which includes an estimate for fractional shares.

GeoPharma’s closing price of its common stock on October 15, 2007 was $ 3.55 per share and based on the estimated 2.4 million shares issued, the transaction would be valued at approximately $12 million inclusive of the October 1, 2007 $3.5 million loan.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for the periods indicated.

	Three Months Ended <1> September 30,
	2007	2006
Revenues	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	79.5%	72.0%

Gross profit	20.5%	28.0%
Selling, general and administrative expenses (including depreciation and amortization)	68.5%	20.9%
Stock and stock option compensation expense	5.5%	2.9%
Other income (expense), net	2.0%	0.9%

Income (loss) before minority interest, income taxes and preferred dividends	(45.0)%	4.9%
Minority interest benefit	4.5%	1.9%
Income tax (expense) / benefit	14.9%	(1.7)%
Preferred dividends	1.7%	0.5%

Net income (loss)	(28.5)%	4.8%

<1>	Due to the presentation of discontinued operations, revenue amounts included within discontinued operations are excluded from top-line revenues, on the face of the statement of operations, but are included here within top-line revenues in order for comparable tabular presentation.

Three Months Ended September 30, 2007, Compared to the Three Months Ended September 30, 2006

Revenues. Total consolidated revenues decreased approximately $10.7 million, or 63.9%, to approximately $6.0 million for the three months ended September 30, 2007, as compared to approximately $16.7 million for the three months ended September 30, 2006.

Manufacturing revenues decreased approximately $4.0 million, or 46.1%, to approximately $4.7 million for the three months ended September 30, 2007, as compared to approximately $8.6 million for the corresponding period. The number and size of three of our largest contract manufacturing customers has declined in the current 2007 period as compared to the three months ended September 2006. This is due to an overall economic decline due to timing of our customers’ advertising and period-sensitive promotions which directly affects our business segment’s manufacturing orders related to our customers’ branded product demands which is outside of the Company’s control. Manufacturing capacities and capabilities continue to be increased as we continue to enhance our existing core manufacturing equipment and standard operating procedures. As customer advertising and period-sensitive promotions are expected to increase, the Company expects to have increases in the number and size of orders for the December 2007 quarter.

Distribution revenues decreased approximately $2.0 million or 59.1% to approximately $1.4 million for the three months ended September 30, 2007, as compared to $3.3 million for the three months ended September 30, 2006. Overall, sales prices vary for all product lines dependent upon a customer’s individual as well as aggregate purchase volumes in addition to the number of distribution points of sale and advertising dollars projected to be spent. For the three months ended September 30, 2007, 2,599 cases of Hoodia Dex-L10 were sold versus 5,177 cases sold for the three months ended September 30, 2006 based on increased competition at the mass retail chain level where the majority of the product is sold in addition to the previous 2006 period included new mass chain store introductions.

Pharmacy benefit management segment had no revenues for the three months ended September 30, 2007 as compared to $4.7 million for the three months ended September 30, 2007, a $4.7 million decline, based on the May 15, 2007 contract termination by and between the AmeriGroup, formerly known as CarePlus, and the Company. This business segment is presented with “Discontinued operations” on the face of the statement of operations.

Pharmaceutical segment had no revenues for the three months ended September 30, 2007 as compared to $38,000 for the three months ended September 30, 2007. The Company is awaiting a drug approval from the FDA. The pharmaceutical business segment generated its revenues for the three months ended September 30, 2006 based on sales of Mucotrol, its branded 510(k) medical device product.

Gross Profit. Total gross profit decreased approximately $3.4 million or 73.6%, to $1.2 million for the three months ended September 30, 2007, as compared to $4.6 million for the three months ended September 30, 2006. Total gross margins decreased to 20.5% for the three months ended September 30, 2007 from 27.9% for the three months ended September 30, 2006.

Manufacturing gross profit decreased approximately $4.0 million or 46.1%, to approximately $4.7 million for the three months ended September 30, 2007, as compared to approximately $8.6 million in the corresponding period in 2006. For the three months ended September 30, 2007 manufacturing gross margin decreased to 28.7%, from 33.4% in the corresponding period in 2006. Sales, gross profits and margins have decreased this 2007 three month period as compared to the previous 2006 three month period, due to decreased orders, higher costs due to increases in freight charges due to increased fuel costs, increases in resin and plastic-based packaging component costs as well as increased labor costs. Current increases in this type of labor-based direct overhead costs are in line with the Company’s planned improvements surrounding enhanced standard operating and manufacturing procedures in all its manufacturing plants. The Company expects that these improvements will continue to increase the Company’s visibility in the marketplaces that the Company competes in for new and expanded business for the upcoming fiscal year.

Distribution gross profits decreased 67% or approximately $1.3 million to approximately $639,000 for the three months ended September 30, 2007, as compared to approximately $1.9 million for the three months ended September 30, 2006, with distribution gross margins decreasing to 47% for the three months ended September 30, 2007 as compared to 58.4% for the three months ended September 30, 2006. Gross profits and gross margins have declined based on increased competition which caused additional short-term price concessions and a change in the chain store sales mix.

Pharmacy Benefit Management gross profit decreased to zero for the three months ended September 30, 2007, as compared to approximately $36,000 for the three months ended September 30, 2006. The gross profit decline is primarily due to the mutual termination of the contract effective May 15, 2007 as presented on the face of the statement of operations and will therefore allow the Company to focus on its core manufacturing and distribution businesses.

Pharmaceutical gross profit deficit increased $546,000 to a deficit of $(741,000) for the three months ended September 30, 2007 as compared to approximately $(195,000) in gross profit deficit for this business segment for the three months ended September 30, 2006. This was based primarily on the generic drug, Cephalasporin Beta-Lactam facilities have no material revenue streams but have costs associated with overall research and product development, and production and laboratory direct labor costs. The Largo, Florida Cephalasporin and generic drug plants incurred $554,000 of costs with the Baltimore, Maryland Beta-Lactam facility incurred $187,000 of costs with no revenue offsets. The Baltimore Beta-Lactam and the Largo, Florida Cephalosporin and generic drug facility plants expect to derive revenues during the third fiscal quarter ended December 31, 2007.

Selling, General and Administrative Expenses. Selling, general and administrative (“SGA”) expenses consist of advertising and promotional expenses; insurance costs, research and development costs associated with the generic drug segment, personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; stock compensation expense and depreciation and amortization expenses. Selling, general and administrative expenses, inclusive of stock compensation expense, depreciation and amortization, increased approximately $169,000, or 1.8%, to approximately $4.1 million for the three months ended September 30, 2007, as compared to approximately $4.0 million in the corresponding 2006 period. The increase is primarily attributable to additional expenses associated with increased insurance costs, including health, general and product liability insurances; health insurance increased primarily due to an increase in the cost per employee and the number of employees; in addition to external insurance market influences surrounding higher premium costs for all of the Company’s business segments based on our overall annually increasing sales revenues, increased rents due to facility expansion, officer and employee salaries have increased in total based on increases in the number of personnel in addition to merit increases all of which were partially offset by approximately $160,000 decrease in the stock compensation expense directly related to the prior 2006 period’s implementation of SFAS 123R where the Company recognized the value of unvested stock options whereas effective March 31, 2007, the Company replaced all unvested stock options with the Company’s three-year restricted stock therefore reducing the amount of expense needed to be recognized. As a percentage of sales, selling, general and administrative expenses increased to 68.5% for the three months ended September 30, 2007 from 24.3% in the corresponding period in 2006.

Other Income (Expense), Net. For the three months ended September 30, 2007, the balance in other income/(expense), net, was $(33,000) net expense primarily attributable to interest expense incurred on outstanding long-term obligations as partially offset by interest capitalized on the Company’s generic pharmaceutical leasehold construction.

Income Tax (Expense) Benefit. At September 30, 2007, the Company had recorded $878,000 of income tax benefit as compared to $(284,000) expense for the three months ended September 30, 2006. The tax benefit was based on the Company’s tax calculation based on temporary and permanent differences using the effective tax rates applied to our net loss amounts this period, changes in information gained related to underlying assumptions about the future operations of the Company as well as the utilization of available operating loss carryforwards.

Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation as of and for the three months ended September 30, 2007. Management also believes that its business is not seasonal, however significant promotional activities can have a direct impact on sales volume in any given quarter.

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for the periods indicated.

	Six Months Ended <1> September 30,
	2007	2006
Revenues	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	82.5%	73.9%

Gross profit	17.5%	26.1%
Selling, general and administrative expenses (including depreciation and amortization)	45.3%	20.1%
Stock and stock option compensation expense	2.6%	3.1%
Other income (expense), net	0.6%	0.4%

Income (loss) before minority interest, income taxes and preferred dividends	(29.9)%	3.3%
Minority interest benefit	2.8%	2.1%
Income tax (expense) / benefit	10.7%	(1.9)%
Preferred dividends	1.3%	0.5%

Net income (loss)	(17.7)%	3.1%

<1>	Due to the presentation of discontinued operations, revenue amounts included within discontinued operations are excluded from top-line revenues, on the face of the statement of operations, but are included here within top-line revenues in order for comparable tabular presentation.

Six Months Ended September 30, 2007, Compared to the Six Months Ended September 30, 2006

Revenues. Total consolidated revenues decreased approximately $15.6 million, or 50%, to approximately $15.8 million for the six months ended September 30, 2007, as compared to approximately $31.3 million for the six months ended September 30, 2006.

Manufacturing revenues decreased approximately $5.4 million, or 36.2%, to approximately $9.6 million for the six months ended September 30, 2007, as compared to approximately $15.0 million for the corresponding period. The number and size of three of our largest contract manufacturing customers has declined in the current 2007 period as compared to the six months ended September 2006. This is due to an overall economic decline due to timing of our customers’ advertising and period-sensitive promotions which directly affects our business segment’s manufacturing orders related to our customers’ branded product demands which is outside of the Company’s control. Manufacturing capacities and capabilities continue to be increased as we continue to enhance our existing core manufacturing equipment and standard operating procedures. As customer advertising and period-sensitive promotions are expected to increase, the Company expects to have increases in the number and size of orders for the December 2007 quarter.

Distribution revenues decreased approximately $3.3 million or 50.5% to approximately $3.2 million for the six months ended September 30, 2007, as compared to $6.5 million for the six months ended September 30, 2006. Overall, sales prices vary for all product lines dependent upon a customer’s individual as well as aggregate purchase volumes in addition to the number of distribution points of sale and advertising dollars projected to be spent. For the six months ended September 30, 2007, 5,072 cases of Hoodia Dex-L10 were sold versus 10,747 cases sold for the six months ended September 30, 2006 based on increased competition at the mass retail chain level where the majority of the product is sold in addition to the previous 2006 period included new mass chain store introductions.

Pharmacy benefit management had $2.9 revenues for the six months ended September 30, 2007 as compared to $9.5 million for the six months ended September 30, 2007, a $6.7 million decline, based on the May 15, 2007 contract termination by and between the AmeriGroup, formerly known as CarePlus, and the Company. This business segment is presented with “Discontinued operations” on the face of the statement of operations.

Pharmaceutical segment had revenues of $41,000 for the six months ended September 30, 2007 as compared to $252,000 for the six months ended September 30, 2007. The Company sold Mucotrol during the six months ended September 30, 2007 and is awaiting a drug approval from the FDA. The pharmaceutical business segment generated its revenues for the six months ended September 30, 2006 based on drug repackaging sales and for sales of Mucotrol, its branded 510(k) medical device product.

Gross Profit. Total gross profit decreased approximately $5.4 million or 66.2%, to $2.8 million for the six months ended September 30, 2007, as compared to $8.2 million for the six months ended September 30, 2006. Total gross margins decreased to 17.5% for the six months ended September 30, 2007 from 26.1% for the six months ended September 30, 2006.

Manufacturing gross profit decreased approximately $5.4 million or 66.2%, to approximately $2.8 million for the six months ended September 30, 2007, as compared to approximately $8.2 million in the corresponding period in 2006. For the six months ended September 30, 2007 manufacturing gross margin decreased to 17.5%, from 26.1% in the corresponding period in 2006. Sales, gross profits and margins have decreased this 2007 six month period as compared to the previous 2006 six month period, due to decreased orders, higher costs due to increases in freight charges due to increased fuel costs, increases in resin and plastic-based packaging component costs as well as increased labor costs. Current increases in this type of labor-based direct overhead costs are in line with the Company’s planned improvements surrounding enhanced standard operating and manufacturing procedures in all its manufacturing plants. The Company expects that these improvements will continue to increase the Company’s visibility in the marketplaces that the Company competes in for new and expanded business for the upcoming fiscal year.

Distribution gross profits decreased 60.4% or approximately $2.3 million to approximately $1.5 million for the six months ended September 30, 2007, as compared to approximately $3.7 million for the six months ended September 30, 2006, with distribution gross margins decreasing to 46% for the six months ended September 30, 2007 as compared to 57.5% for the six months ended September 30, 2006. Gross profits and gross margins have declined based on increased competition which caused additional short-term price concessions and a change in the chain store sales mix.

Pharmacy Benefit Management gross profit decreased to $21,000 for the six months ended September 30, 2007, as compared to approximately $75,000 for the six months ended September 30, 2006. The gross profit decline is primarily due to the mutual termination of the contract effective May 15, 2007 as presented on the face of the statement of operations and will therefore allow the Company to focus on its core manufacturing and distribution businesses.

Pharmaceutical gross profit deficit increased $1.2 million to a deficit of $(1.5) million for the six months ended September 30, 2007 as compared to approximately $(357,000) in gross profit deficit for this business segment for the six months ended September 30, 2006. This was based primarily on the generic drug, Cephalasporin Beta-Lactam facilities have no material revenue streams but have costs associated with overall research and product development, and production and laboratory direct labor costs. The Largo, Florida Cephalasporin and generic drug plants incurred $1.1 million of costs with the Baltimore, Maryland Beta-Lactam facility incurred $424,000 of costs with no revenue offsets. The Baltimore Beta-Lactam and the Largo, Florida Cephalosporin and generic drug facility plants expect to derive revenues during the third fiscal quarter ended December 31, 2007.

Selling, General and Administrative Expenses. Selling, general and administrative (“SGA”) expenses consist of advertising and promotional expenses; insurance costs, research and development costs associated with the generic drug segment, personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; stock compensation expense and depreciation and amortization expenses. Selling, general and administrative expenses, inclusive of stock compensation expense, depreciation and amortization, increased approximately $330,000, or 1.8%, to approximately $7.5 million for the six months ended September 30, 2007, as compared to approximately $7.2 million in the corresponding 2006 period. The increase is primarily attributable to additional expenses associated with increased insurance costs, including health, general and product liability insurances; health insurance increased primarily due to an increase in the cost per employee and the number of employees; in addition to external insurance market influences surrounding higher premium costs for all of the Company’s business segments based on our overall annually increasing sales revenues, increased rents due to facility expansion, officer and employee salaries have increased in total based on increases in the number of personnel in addition to merit increases all of which were partially offset by approximately $400,000 decrease in the stock compensation expense directly related to the prior 2006 period’s implementation of SFAS 123R where the Company recognized the value of unvested stock options whereas effective March 31, 2007, the Company replaced all unvested stock options with the Company’s three-year restricted stock therefore reducing the amount of expense needed to be recognized. As a percentage of sales, selling, general and administrative expenses increased to 48.5% for the six months ended September 30, 2007 from 24.3% in the corresponding period in 2006.

Other Income (Expense), Net. For the six months ended September 30, 2007, the balance in other income/(expense), net, was $62,000 net, other expense, primarily attributable to interest expense incurred on long-term obligations as partially offset by interest capitalized on the Company’s generic pharmaceutical leasehold construction.

Income Tax (Expense) Benefit. At September 30, 2007, the Company had recorded $1.7 million of income tax benefit as compared to $(588,000) expense for the six months ended September 30, 2006. The tax benefit was based on the Company’s tax calculation based on temporary and permanent differences using the effective tax rates applied to our net loss amounts this period, changes in information gained related to underlying assumptions about the future operations of the Company as well as the utilization of available operating loss carryforwards.

Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation as of and for the six months ended September 30, 2007. Management also believes that its business is not seasonal, however significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company has financed its cash provided from operations and from the April 5, 2007 closing of $12.5 million of gross private placement funding in a combination of $10 million 8% convertible debt and $2.5 million of common stock, or 573,395 shares. Attached to the $2.5 million of common stock is 400,000 warrants with an exercise price of $5.23. The Company paid an investment banker $750,000 in debt and equity costs together with 143,400 warrants with an exercise price of $5.23.

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

The Company had working capital of approximately $11.5 million at September 30, 2007, inclusive of current portion of long-term obligations, as compared to a working capital of approximately $6.6 at March 31, 2007. The increase in working capital in primarily due to increases in cash as a direct result of the $12.5 private placement, less approximately $835,000 in private placement fees, increases in inventory and prepaid assets due to increases in manufacturing and distribution back orders with consist levels of current liabilities for both periods as all of which is partially offset by other operational uses of cash related to the payment of generic drug expenses during the September 30, 2007 period.

Net cash used in operating activities was $(1.4) million for the six months ended September 30, 2007, as compared to net cash provided by operating activities of $400,000 for the six months ended September 30, 2006. Cash used was primarily attributable to a net loss before preferred dividends of approximately $2.7 million based on consolidated gross profits decreases of approximately $5.4 million, gross profits declined based on a decline in manufacturing and distribution sales primarily due to one of the Company’s significant customer’s sale of their product line to a third party as related to manufacturing segment, and increased competition at the mass chain store level for its branded products as related to the distribution segment, a change in current and deferred taxes of $1.7 million based on the net loss, an increase in inventory of $1.1 million based on increased purchases to meet known and estimated manufacturing, pharmaceutical and distribution orders, a decrease in accounts payable of $2.3 million based on inventory amounts purchased and due for payment, as partially offset by amortization to expense of the deferred compensation all of which is partially offset by $4.8 million decrease in accounts receivable representing credit sale customer remittances, $256,000 decrease in prepaid expenses, $819,000 of depreciation and amortization, $743,000 increase in accrued expenses, $421,000 of deferred compensation expense amortization and $322,000 decrease in amounts due from affiliates.

Net cash used in investing activities was $(9.7) million for the six months ended September 30, 2007 as compared to the net cash used of $(1.5) million for the six months ended September 30, 2006. Investing activities represented $7 million certificate of deposit investment with the source of those funds being a portion of the $12.5 million gross proceeds received from the Whitebox private placement closed in April 2007, $2.0 million of leasehold and equipment purchases, $1.2 million in intangible asset purchases and $442,000 usage attributable to the American Antibiotics minority interest all of which was partially offset by $1 million of proceeds received from a matured certificate of deposit.

Net provided by financing activities was $12.1 million for the six months ended September 30, 2007 as compared to cash provided by financing activities of $645,000 for the six months ended September 30, 2006. The 2007 financing activity cash provided was primarily attributable to the $12.5 million gross private placement proceeds closed in April 2007, the $1.3 million of net credit line draw downs as all of which is partially offset by payments of private placement fees of $989,000 and payments on long term obligations of $519,000 and $198,000 in acquisition costs.

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

On August 10, 2007, we held a special meeting of our shareholders. At this meeting our shareholders approved the Agreement and Plan of Reorganization between us, Dynamic Health Products, Inc. and Florida Merger Subsidiary Corp., our wholly-owned subsidiary. Of the 10,898,449 shares of our common stock of record and entitled to vote 5,591,069 shares were voted in favor of the proposal, 29,060 shares voted against and 36,569 shares abstained.

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

GeoPharma, Inc.

Date: November 14, 2007	By:	/s/ Mihir K. Taneja
Mihir K. Taneja
Chief Executive Officer, Secretary and Director

Date: November 14, 2007	By:	/s/ Carol Dore-Falcone
Carol Dore-Falcone
Vice President and Chief Financial Officer