Form 10-Q
period 2007-12-31
GeoPharma, Inc.
filed 2008-02-14
CIK 1098315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2007

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

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of February 1, 2007 was 14,336,390.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2007	March 31, 2007
	(Unaudited )
Current assets:
Cash and cash equivalents	$399,692	$735,000
Certificate of deposit	6,445,136	—
Accounts receivable, net	6,578,458	8,055,147
Accounts receivable, other	550,859	474,073
Inventories, net	14,868,828	7,356,295
Prepaid expenses and other current assets	1,001,444	654,552
Due from affiliates	5,764	207,501
Current assets of discontinued operations	—	369,267

Total current assets	$29,850,181	$17,851,835

Property, plant, leaseholds and equipment, net	13,408,015	11,610,506

Goodwill, net	13,038,646	728,896
Intangible assets, net	6,327,161	4,944,650
Deferred compensation	2,393,228	1,971,931
Media credits, net	186,166	286,166
Deferred tax asset, net	3,092,400	576,595
Other assets, net	520,766	197,987

Total assets	$68,816,563	$38,168,566

See accompanying notes to condensed consolidated financial statements.

2

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2007	March 31, 2007
	(Unaudited )
Current liabilities:
Accounts payable	$10,942,297	$4,424,216
Credit line payable	3,467,000	—
Notes payable	4,000,000	—
Current portion of long-term obligations	2,706,808	1,771,884
Accrued expenses, other liabilities and related party obligations	3,813,433	4,658,756
Current liabilities of discontinued operations	—	369,267

Total current liabilities	$24,929,538	$11,224,123
Long-term obligations, less current portion	887,899	3,085,172

Total liabilities	$25,817,437	$14,309,295

8% Convertible debt	10,000,000	—

Commitments and contingencies

Minority interest	(1,557,614)	(912,664)

Shareholders’ equity:
6% convertible preferred stock, Series B, $.01 par value (5,000 shares authorized, 5,000 shares issued and outstanding (liquidation preference $5,000,000)	50	50
Common stock, $.01 par value; 24,000,000 shares authorized; 14,333,720 and 10,232,985 shares issued and outstanding	143,337	102,330
Treasury stock (85,428 common shares, $.01 par value)	(854)	(1,104)
Additional paid-in capital	62,147,616	47,753,274
Retained earnings (deficit)	(27,733,409)	(23,082,615)

Total shareholders’ equity	$34,556,740	$24,771,935

Total liabilities and shareholders’ equity	$68,816,563	$38,168,566

See accompanying notes to condensed consolidated financial statements.

3

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Revenues:
Distribution	$11,217,987	$3,374,219	$14,435,258	$9,869,392
Manufacturing	7,019,351	5,831,536	16,601,874	20,860,036
Pharmaceutical	—	—	41,188	251,845

Total revenues	$18,237,338	$9,205,755	$31,078,320	$30,981,273

Cost of goods sold:
Distribution	9,042,503	1,224,369	10,779,944	3,986,597
Manufacturing (excluding depreciation and amortization presented below)	4,790,637	2,849,473	11,578,661	13,607,561
Pharmaceutical	828,743	654,640	2,402,125	813,571

Total cost of goods sold	$14,661,883	$4,728,482	$24,760,730	$18,407,729

Gross profit:
Distribution	2,175,484	2,149,850	3,655,314	5,882,795
Manufacturing	2,228,714	2,982,063	5,023,213	7,252,475
Pharmaceutical	(828,743)	(654,640)	(2,360,937)	(561,726)

Total gross profit	$3,575,455	$4,477,273	$6,317,590	$12,573,544

Selling, general and administrative expenses:
Selling, general and administrative expenses	5,100,221	2,927,199	11,406,989	8,785,492
Stock option compensation expense	266,658	427,675	687,495	1,283,025
Depreciation and amortization	487,050	347,385	1,306,409	829,013

Selling, general and administrative expenses	5,853,929	3,702,259	13,400,893	10,897,530

Operating income (loss) before other income and expense, minority interest, income taxes and discontinued operations	$(2,278,474)	$775,014	$(7,083,303)	$1,676,014
Other income (expense), net:
Other income (expense), net	10,793	(410)	11,318	163,889
Interest income (expense), net	(240,311)	(33,790)	(313,277)	(62,406)

Total other income (expense), net	$(229,518)	$(34,200)	$(301,959)	$101,483

Income (loss) before minority interest, income taxes and discontinued operations	$(2,507,992)	$740,814	$(7,385,262)	$1,777,497
Minority interest benefit (expense)	202,495	319,998	644,951	984,328
Income tax benefit (expense)	729,951	(300,000)	2,415,353	(888,000)

Net income (loss) from continuing operations	$(1,575,546)	$760,812	$(4,324,958)	$1,873,825
Discontinued operations:
Revenues: PBM	$—	$5,078,738	$2,925,139	$14,630,131
Cost of goods sold: PBM	—	5,039,582	2,904,274	14,515,619

Gross profit: PBM	$—	$39,156	$20,865	$114,512
Selling, general and administrative expenses: PBM	—	40,693	20,785	113,611
PBM segment exit income (expense)	—	—	8,300	—

Discontinued operations net income (net of income tax)	$—	$(1,537)	$8,380	$901

Net income (loss)	$(1,575,546)	$759,275	$(4,316,578)	$1,874,726
Preferred stock dividends	100,001	75,000	308,336	225,000

Net income (loss) available to common shareholders	$(1,675,547)	$684,275	$(4,624,914)	$1,649,726

Basic income (loss) per share	$(0.12)	$0.07	$(0.39)	0.17

Basic weighted average number of common shares outstanding	13,805,912	9,818,924	11,967,112	9,877,749

Diluted income (loss) per share	$(0.12)	$0.06	$(0.39)	$0.14

Diluted weighted average number of common shares outstanding	13,805,912	13,191,605	11,967,112	13,290,210

Basic and diluted discontinued operations earnings per share	$0.00	$0.00	$0.00	$0.00

See accompanying notes to condensed consolidated financial statements.

4

GEOPHARMA, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(4,316,578)	$1,874,726
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,306,409	829,013
Accrued interest income	(243,245)	(15,676)
Amortization of stock option deferred compensation	687,495	1,283,025
Income tax expense, current	—	888,000
Change in net deferred taxes	(2,338,005)	(656,800)
Changes in operating assets and liabilities:
Accounts receivable, net	3,297,405	(1,230,902)
Accounts receivable, other	(76,786)	121,208
Inventory, net	(1,070,686)	437,342
Prepaid expenses and other current assets	265,064	(1,116,798)
Other assets, net	94,233	(384,243)
Accounts payable	1,034,635	(732,256)
Accrued expenses and other payables	(294,950)	(218,126)
Due from affiliates, net	558,596	90,248

Net cash provided by (used in) operating activities	$(1,096,413)	$1,168,761

Cash flows from investing activities:
Purchases of property, leaseholds and equipment	$(2,293,973)	$(2,122,701)
Purchase of certificate of deposit	(7,007,000)	—
Proceeds from certificate of deposit maturity	1,007,000	—
Issuance of note receivable to Dynamic Health Products, Inc., prior to acquisition	(3,527,966)	—
Cash acquired upon acquisition of Dynamic Health Products, Inc.	1,290,137	—
Purchases of intangible assets	(1,293,077)	—
Repayment of notes receivable	10,324	—
Proceeds (uses) due to minority interest investment, net	(644,950)	(401,717)

Net cash provided by (used in) investing activities	$(12,459,505)	$(2,524,418)

Cash flows from financing activities:
Proceeds from private placement – Convertible debt	$10,000,000	$—
Proceeds from private placement – Common stock issuance	2,500,000	—
Proceeds (repayments) from credit line, net	(1,533,000)	—
Proceeds from issuance of short-term obligations	4,000,000	—
Proceeds from issuance of long-term obligations	—	1,078,572
Payments of long-term obligations	(539,606)	(231,172)
Payments of private placement costs	(989,078)	—
Payments of acquisition costs	(221,956)	—
Proceeds from stock options exercised	4,250	96,119

Net cash provided by (used in) financing activities	$13,220,610	$943,519

Net increase (decrease) in cash	(335,308)	(412,138)
Cash at beginning of period	735,000	1,206,017

Cash at end of period	$399,692	$793,879

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$182,396	$43,494

Cash paid during the period for income taxes	$—	$140,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of common stock issued to pay preferred stock dividend	$308,336	$225,000

Value of common stock issued in exchange for shares of Dynamic Health Products, Inc.	$8,515,761	$—

Value of common stock issued for employer contribution to 401(k) plan	$95,852	$—

See accompanying notes to condensed consolidated financial statements.

5

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2007 and 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form-10K as of March 31, 2007 and 2006 and for the years ended March 31, 2007, 2006 and 2005 as filed with the Securities and Exchange Commission on June 29, 2007.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

The condensed consolidated financial statements as of December 31, 2007 and for the three and nine months ended December 31, 2007 include the accounts of GeoPharma, Inc. (the “Company”), (“GeoPharma”), which is continuing to do manufacturing business as Innovative Health Products, Inc. (“Innovative”), and its Florida wholly-owned subsidiaries Breakthrough Engineered Nutrition, Inc. (“Breakthrough”), Belcher Pharmaceuticals, Inc., (“Belcher”), Breakthrough Marketing Inc. (“B-Marketing”), IHPMarketing, Inc. (“IHP-Marketing”), Libi Labs, Inc. (“Libi”), Go2PBM Services, Inc. (“PBM”) and its Delaware wholly-owned subsidiary, Belcher Capital Corporation (“Belcher Capital”). Effective August 2005, the Company had a 51% controlling interest in our Florida-incorporated subsidiary, American Antibiotics, LLC (“American”), which is accounted for given the consideration of the 49% minority interest. During June 2007, the Company acquired and formed EZ-Med Technologies, Inc., a Florida corporation and a wholly-owned subsidiary. Effective October 16, 2007, the Company acquired Dynamic Health Products, Inc., a Florida corporation, and its wholly-owned subsidiaries (collectively “BOSS”), consisting of its Florida wholly-owned subsidiaries, Online Meds Rx, Inc. (“OMR”), Herbal Health Products, Inc. (“HHP”), and Dynamic Marketing I, Inc. (“DMI”), its Nevada wholly-owned subsidiary, Pharma Labs Rx, Inc. (“PLR”), and its Pennsylvania wholly-owned subsidiary, Bob O’Leary Health Food Distributor Co., Inc. (“BOH”). All transactions relating to significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements as of March 31, 2007 and for the three and nine months ended December 31, 2006 include the accounts of GeoPharma and its Florida wholly-owned subsidiaries Breakthrough, Belcher, B-Marketing, IHP-Marketing, Libi, PBM, Belcher Capital and the Company’s 51% controlling interest in American Antibiotics, LLC, which is accounted for given the consideration of the 49% minority interest. All transactions relating to significant intercompany balances and transactions have been eliminated in consolidation.

b. Industry Segments

In accordance with the provisions of Statement of Financial Accounting Standards No. 131, (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker related to the allocation of resources and in the resulting assessment of the segment’s overall performance. As of December 31, 2007 and March 31, 2007, the Company had four industry segments in addition to corporate: manufacturing, distribution, pharmacy benefit management and pharmaceutical. Effective May 15, 2007, the Company mutually terminated its Pharmacy Benefit Management contract with AmeriGroup, formerly known as CarePlus, and as a result, the pharmacy benefit management segment was therefore ended. See further consideration in Note 11.

The $68,816,563 of total assets as of December 31, 2007 were comprised of $16,557,682 attributable to corporate, $14,321,756 attributable to manufacturing, $22,304,689 attributable to distribution and $15,632,436 attributable to pharmaceutical. The $38,168,566 of total assets as of March 31, 2007 were comprised of $3,167,367 attributable to corporate, $14,179,674 attributable to manufacturing, $6,301,940 attributable to distribution, $420,249 attributable to pharmacy benefit management and $14,099,336 attributable to pharmaceutical

c. Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

d. Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

e. Inventories

Inventories, net, are stated at lower of cost or market. Cost is determined using the first-in, first-out method (“FIFO”).

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

g. Intangible Assets

Intangible assets consist primarily of goodwill, loan costs, customer lists, a distributor agreement and intellectual property. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (SFAS 142). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company has selected January 1 as the annual date to test these assets for impairment. SFAS 142 also requires the intangible assets with definite useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.

For the three and nine months ended December 31, 2007 and 2006, amortization expense associated with goodwill was $0. The unamortized balance of goodwill at December 31, 2007 and March 31, 2007 was $13,038,646 and $728,896, respectively. No impairment loss was required to be recorded.

h. Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. There have been no impairment losses recorded.

i. Income Taxes

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

j. Earnings (Loss) Per Common Share

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt, preferred stock and common stock warrants, officer, employee and nonemployee stock options that are considered potentially dilutive are included in the fully diluted share calculation at December 31, 2007 and 2006. The reconciliation between basic and fully diluted shares are as follows:

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Net income (loss) per share – basic:
Net income (loss)	$(1,675,547)	$684,275	$(4,624,914)	$1,649,726
Weighted average shares – basic	13,805,912	9,818,924	11,967,112	9,877,749
Net income (loss) per share – basic	$(0.12)	$0.07	$(0.39)	$0.17
Net income (loss) per share – diluted:
Net income (loss)	$(1,675,547)	$684,275	$(4,624,914)	$1,649,726
Preferred stock dividend	100,001	75,000	308,336	225,000

	$(1,575,546)	759,275	$(4,316,578)	$1,874,726
Weighted average shares – basic	13,805,912	9,818,924	11,967,112	9,877,749
Effect of convertible instruments prior to conversion	3,440,367	833,333	3,365,304	833,333
Effect of warrants prior to conversion	—	562,500	—	562,500
Effect of stock options	1,871,528	1,976,848	1,871,528	2,016,628

Weighted average shares-diluted	19,117,807	13,191,605	17,203,934	13,290,210
Net income (loss) per share – diluted	$(0.12)	$0.06	$(0.39)	$0.14
Antidilutive items not included	1,105,923	1,170,000	1,105,923	1,170,000

Since there was a net loss incurred for the three and nine months ended December 31, 2007, the diluted loss per share equals the basic loss per share.

k. Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, requires management to make estimates, assumptions and apply certain critical accounting policies that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at December 31, 2007 and March 31, 2007, as well as the reported amounts of revenues and expenses for the three and nine months ended December 31, 2007 and 2006. Estimates and assumptions used in our financial statements are based on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions also require the application of certain accounting policies, many of which require estimates and assumptions about future events and their effect on amounts reported in the financial statements and related notes. We periodically review our accounting policies and estimates and makes adjustments when facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on our financial condition, results of operations and cash flows.

l. Concentration of Credit Risk

Concentrations of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable. At December 31, 2007, two customers, ITV Global with 8.5% and Nutracea with 17.1%. Four customers, General Nutrition Distribution with 31.5%, Spectrum Group with 20.9%, Berkeley Premium Nutraceuticals with 16.4% and CVS with 5.3% of the total trade receivable as of March 31, 2007.

For the three months ended December 31, 2007, three customers individually exceeded 5% of our total consolidated revenues which included 5.4% for Jacks Distribution, 6.7% for Nutracea and 7.8% for DPS Nutrition, in relation to total consolidated revenues and for the three months ended December 31, 2006, four customers individually exceeded 5% of our total consolidated revenues which included General Nutrition Distribution for 18.0%, 9.0% for Berkeley Premium Nutraceuticals, 7.6% for Spectrum Group, and 35.6% for CarePlus Health, a related party, in relation to total consolidated revenues.

For the nine months ended December 31, 2007, one customer individually exceeded 5% of our total consolidated revenues, Jacks Distribution, with 10.2% in relation to total consolidated revenues and for the nine months ended December 31, 2006, five customers individually exceeded 5% of our total consolidated revenues which included General Nutrition Distribution for 15.8%, 12.0% for Spectrum Group, 7.3% for both NutraCea and Berkeley Premium Nutraceuticals and 32.1% for CarePlus Health, a related party, in relation to total consolidated revenues.

The Company has no concentration of customers within specific geographic areas outside the United States that would give rise to significant geographic credit risk.

m. Revenue and Cost of Sales Recognition

In accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), revenues are recognized by the Company when the merchandise is shipped which is when title and risk of loss has passed to the external customer. The Company analyzes the status of the allowance for uncollectible accounts based on historical experience, customer history and overall credit outstanding. For our distribution segment, any charge backs or other sales allowances immediately reduce the gross receivable with the corresponding reduction effected through increases in sales allowances which directly reduce sales revenue. For our PBM segment, service revenues are recognized once the member service of completing and fulfilling delivery of the members’ prescription. Cost of Sales is recognized for the manufacturing and distribution business segments simultaneously with the recognition of revenues with a direct charge to cost of goods sold and with an equal reduction to inventory at FIFO cost. For the PBM segment, cost of sales is recognized based on actual costs incurred and are recognized as the related revenue is recognized.

Provisions for discounts and sales incentives to customers, and returns and other adjustments are provided for in the period the related sales are recorded. Sales incentives to customers and returns have thus far been immaterial to the Company. All shipping and handling costs invoiced to customers are included in revenues.

Costs incurred by BOSS for shipping, handling and warehousing are included in selling, general and administrative expenses in the statements of operations and were $400,533 for the three and nine months ended December 31, 2007.

n. Advertising Costs

In accordance with Statement of Position No. 93-7, “ Reporting on Advertising Costs” (SOP 93-7), the Company charges advertising costs, including those for catalog sales and direct mail, to expense as incurred. Advertising expenses are included in selling, general and administrative expenses in the statements of operations and were $174,370 and $180,654 for the three months ended December 31, 2007 and 2006, respectively, with $476,696 and $525,733 of advertising expenses for the nine months ended December 31, 2007 and 2006, respectively.

For cooperative advertising allowances received from third party manufacturers and vendors, the Company applies EITF Issue No. 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”. These allowances are included as a reduction in cost of goods sold and were zero for the three and nine months ended December 31, 2007 and 2006.

o. Research and Development Costs

Costs incurred to develop our generic pharmaceutical products are expensed as incurred and charged to research and development (“R&D”). R&D expensed for the three months ended December 31, 2007 and 2006 were $309,850 and $308,528, respectively and was $992,548 and $942,275 for the nine months ended December 31, 2007 and 2006.

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

Short-term Obligations: The fair value of the Company’s fixed-rate short-term obligations is estimated using the discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2007 and March 31, 2007, the fair value of the Company’s short-term obligations approximated its carrying value.

Long-term Obligations: The fair value of the Company’s fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At December 31 and March 31, 2007, the fair value of the Company’s long-term obligations approximated its carrying value.

Credit Lines Payable: The carrying amount of the Company’s credit lines payable approximates fair market value since the interest rate on these instruments corresponds to market interest rates.

q. Stock-Based Compensation

Effective April 1, 2006, the Company was required to adopt Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R) which replaces SFAS 123 and SFAS 148, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). SFAS 123R requires the cost relating to share-based payment transactions in which an entity exchanges its equity instruments for goods and services from either employees or non-employees be recognized in the financial statements as the goods are received or when the services are rendered. That cost will be measured based on the fair value of the equity instrument issued. We will no longer be permitted to follow the previously-followed intrinsic value accounting method that APB No. 25 allowed which resulted in no expense being recorded for stock option grants where the exercise price was equal to or greater than the fair market value of the underlying stock on the date of grant and further permitted disclosure-only pro forma compensation expense effects on net income.

SFAS 123R now applies to all of our existing outstanding unvested share-based payment stock option awards as well as any and all future awards. We elected to use the modified prospective transition as opposed to the modified retrospective transition method such that financial statements prior to adoption remain unchanged. The Black-Scholes option pricing model was applied to value the Company’s stock option compensation expense as was used by the Company previously in the pro forma disclosures. Effective March 31, 2007, the Company converted all unvested stock options to the Company’s three year restricted common stock.

r. Accounting for Financial Instruments

The Company entered into registration rights agreements with regard to the January 29, 2004 convertible debt financing on January 29, 2004, and with regard to the February 10, 2004 convertible preferred stock Series A financing on February 10, 2004 and with regard to the March 5, 2004 convertible stock Series B on March 5, 2004. Pursuant to all of the registration rights agreements, we agreed to file a resale registration statement covering the resale of the shares issuable to the investors upon the exercise of their warrants and conversion of their debentures and preferred stock by February 29,2004, March 10, 2004 and April 5, 2004 respectively. At inception, the registration rights agreements required us to pay monthly liquidated damages if a registration statement was not declared effective on or prior to April 29, 2004, May 10, 2004 and September 5, 2004 respectively or after declared effective if the registration statements cease for any reason to remain continuously effective as to all registerable securities for which it is required to be effective or the investors are not permitted to utilize the prospectus therein to resell such registerable securities for 20 consecutive calendar days but no more than an aggregate of 30 calendar days during any 12 month period. The amount of monthly liquidating damages equals 1%, 1% and 2% respectively of the aggregate purchase price paid by the investors for any registerable securities held by the investors. Any late payment beyond seven days is subject to interest at an annual rate of 18%. The Company filed its registration statement with regard to the Series A and B preferred stock, the convertible debt and debentures on April 2, 2004 and it was declared effective on April 23, 2004. Therefore, the Company has met the registration requirements and will continue to do so in the future. Under FASB Staff Position EITF 00-19-2 “Accounting for Registration Payment Agreements”, the Company has reviewed the status of the registration agreement and has determined that the likelihood of the issuer having to make any payments under the arrangement is remote.

s. Reclassifications

Certain reclassifications have been made to the financial statements as of March 31, 2007 and for the three and nine months ended December 31, 2006 to conform to the presentation as of and for the three and nine months ended December 31, 2007.

NOTE 3 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of the following:

	December 31, 2007	March 31, 2007
Trade accounts receivable	$7,149,565	$8,319,002
Less allowance for uncollectible accounts	(571,107)	(263,855)

	$6,578,458	$8,055,147

As of December 31, 2007, the total accounts receivable balance of $7,149,565 includes $3,908,719 related to the Company’s manufacturing segment, $3,086,610 as related to the Company’s distribution segment, and $154,236 as related to the Company’s pharmaceutical segment. As of March 31, 2007, the total accounts receivable balance of $8,319,002 includes $4,198,976 related to the Company’s manufacturing segment and $4,120,026 related to the Company’s distribution segment.

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

NOTE 4 – INVENTORIES, NET

Inventories, net, consist of the following:

	December 31, 2007	March 31, 2007
Processed raw materials and packaging	$6,396,613	$4,838,639
Work in process	662,508	646,158
Finished goods	7,908,100	1,912,314

	$14,967,221	$7,397,111
Less reserve for obsolescence	(98,393)	(40,816)

	$14,868,828	$7,356,295

As of December 31, 2007, the total inventory balance of $14,967,221 includes $6,370,024 related to the Company’s manufacturing segment, $7,028,488 related to the Company’s distribution segment and $1,568,709 related to the Company’s pharmaceutical segment. As of March 31, 2007, the total inventory balance of $7,397,111 includes $5,404,217 related to the Company’s manufacturing segment, $736,338 related to the Company’s distribution segment and $1,256,556 as related to the pharmaceutical segment.

NOTE 5 – ACQUISITION OF ASSETS

Effective October 16, 2007, the Company acquired 100% of the common stock of Dynamic Health Products, Inc., a Florida corporation. BOSS, through its wholly-owned subsidiaries, develops, markets and distributes a wide variety of sports nutrition products, performance drinks, non-prescription dietary supplements, over-the-counter drugs, health and beauty care products, health food and nutritional products, soft goods and other related products. The Company’s products are primarily marketed throughout the United States to independent pharmacies, regional and national chain drug stores, mail order facilities, mass merchandisers, deep discounters, gyms, health food stores, internet companies, distributors and brokers. It was determined by management and the Board of Directors of the Company that it would be in the best interest of the Company to acquire BOSS to further certain of its business objectives, including without limitation, providing additional capital to support continued growth.

The above was accomplished pursuant to an Agreement and Plan of Reorganization, dated May 14, 2007. At the closing, the Company acquired all of the issued and outstanding shares of common stock of BOSS in exchange for 2,398,806 new shares of Company common stock, such that BOSS shareholders received one share of Company common stock in exchange for every 7 shares of BOSS common stock held, and any fractional shares were rounded up to the nearest whole share.

The transaction was accounted for as a purchase. The results of operations of BOSS and its subsidiaries have been included in the Company’s results of operations since the effective date of acquisition, October 16, 2007.

The aggregate cost of this acquisition was as follows:

Assumption of liabilities	$15,125,185
Cash paid for acquisition costs	103,136
Common stock issued	8,515,761

$23,744,082

The aggregate purchase price was allocated as follows:

Inventory	$6,441,846
Accounts receivable	1,820,716
Cash acquired	1,290,137
Property, leasehold improvements and equipment	643,887
Prepaid expenses	463,018
Certificate of deposit	201,891
Other current assets	190,352
Deferred income taxes	177,800
Other assets	24,364
Intangible assets	283,457
Goodwill	12,206,614

$23,744,082

An analysis was conducted in connection with the acquisition of BOSS, to determine the existence of any intangible assets, for valuation purposes. It was determined that the only significant intangible assets were customer lists, a distributor agreement and trademarks, which were valued at fair value, and goodwill. Goodwill associated with this acquisition will not be deductible for income tax purposes.

The unaudited pro forma effect of the acquisition of BOSS on the Company’s revenues, net income (loss) and net income (loss) per share, had the acquisition occurred on April 1, 2007 and 2006, respectively, is as follows:

	Nine Months Ended December 31, 2007	Nine Months Ended December 31, 2006
	(Unaudited)	(Unaudited)
Revenues	$62,955,040	$85,649,858

Net income (loss)	$(5,367,176)	$17,100

Basic income (loss) per share	$(0.38)	$0.00

Diluted income (loss) per share	$(0.38)	$0.00

NOTE 6 – INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

	December 31, 2007	March 31, 2007
Loan and lease costs	$1,055,842	$26,025
Intellectual property	1,916,730	1,858,933
Generic drug ANDAs	3,115,500	3,115,500
Patents, trademarks, customer lists and distributor agreement	318,064	9,554

	$6,406,136	$5,010,012
Less accumulated amortization	(78,975)	(65,362)

	$6,327,161	$4,944,650

The lease and loan costs of $1,055,842, are related to corporate all of which have an identifiable life and are amortized over that life. Of the $1,916,730 intellectual property, $1,135,396 costs relate to the distribution segment with the balance being primarily attributable to the pharmaceutical segment, all of which have no identifiable life and are therefore evaluated annually for impairment. The generic drug ANDAs relate to the pharmaceutical segment and do not have an identifiable life and are therefore evaluated annually for impairment. Patents, trademarks, customer lists and distribution agreement of $318,064 relate to the distribution segment.

NOTE 7 – CREDIT LINE PAYABLE AND SHORT-TERM DEBT

On October 12, 2007, BOSS issued a revolving Promissory Note (“Note”) to Wachovia Bank, National Association, in the amount of $4 million or such sum as may be advanced and outstanding from time to time. Interest shall accrue on the unpaid principal balance and varies based on the LIBOR Market Index Rate plus 1.75%, for any day. The note is due and payable is consecutive monthly payments of accrued interest only, commencing on November 20, 2007, and continuing on the same day of each month thereafter until fully paid. In any event, all principal and accrued interest shall be due and payable on August 31, 2008. The principal balance on the note was $3,467,000 on December 31, 2007.

On October 1, 2007, the Company issued a $3.5 million promissory note to First Community Bank of America. Interest on the note is payable monthly in arrears, commencing November 6, 2007, at the rate of 7.35% per annum, with the entire principal payment plus interest due on April 6, 2008. The principal balance of the note was $3.5 million on December 31, 2007.

On December 20, 2007, the Company issued a $500,000 promissory note to First Community Bank of America. Interest on the note is payable monthly in arrears, commencing January 20, 2008, at the rate of 7.35% per annum, with the entire principal payment plus interest due on April 6, 2008. The principal balance of the note was $500,000 on December 31, 2007.

NOTE 8 – DEFERRED COMPENSATION

The deferred compensation of $2,393,228 and $1,971,931 as of December 31, and March 31, 2007 relates to corporate and is amortized over its three-year life, the length of the common stock restriction. The deferred compensation asset relates to shares of 3 year restricted stock issued pursuant to the 2005-2007 Compensation Incentive Plan effective beginning with the fiscal year ended March 31, 2006. The Plan documents the incentive plan and related awards for Plan achievements for the Chairman of the Board of Directors and the Company’s three executive officers, which include the Chief Executive Officer, the President and the Vice President/Chief Financial Officer. The asset was recorded based on the number of shares awarded and the discounted fair market value of the restricted stock the date of the award as based on an independent valuation and is amortized over its three year life, the length of the restriction.

NOTE 9 – INCOME TAXES

Income taxes for the nine months ended December 31, 2007 and 2006 differ from the amounts computed by applying the effective income tax rates to income before income taxes as a result of the following:

	December 31, 2007	December 31, 2006
Computed tax expense at the statutory rate (37.63%)	$(2,533,000)	$1,040,000
Increase (decrease) in taxes resulting from:
Effect of permanent differences:
Non deductible	15,000	26,000
Other, net	(46,000)	(221,000)
Tax benefits acquired in merger	(800,000)	—
Change in net operating loss estimate	—	(200,000)
Change in valuation allowance	949,000	243,000

Income tax (benefit) expense	$(2,415,000)	$888,000

Temporary differences that give rise to deferred tax assets and liabilities are as follows:

Deferred tax assets:
Bad debts	$286,000	$156,000
Inventories	37,000	68,000
Accrued vacation	54,000	39,000
Deposits	111,000	119,000
Deferred rent	163,000	140,000
Net operating loss carryforwards	3,215,000	181,000
Stock options	723,000	487,000

	$4,589,000	$1,190,000
Valuation allowance	(1,158,000)	(243,000)

Deferred tax asset	3,431,000	$947,000

Deferred tax liabilities:
Asset basis differences	(214,000)	$(290,200)
Inventory capitalization	(125,000)	—

	(339,000)	$(290,200)

Net deferred tax asset (liability) recorded	$3,092,000	$656,800

On December 31, 2007 and 2006, the Company has a net operating loss carry forward of approximately $5,900,000 and $500,000 to offset future taxable income. The tax net operating loss carry forward will expire by 2028.

The Company adopted Financial Standards Board Interpretation No. 48, Accounting for Income Taxes (“FIN 48”). As a result of the adoption of FIN 48, the Company has not recognized a material adjustment in the liability for unrecognized tax benefits and has not recorded any provision for penalties or interest related to uncertain tax positions.

NOTE 10 – RELATED PARTY TRANSACTIONS

Revenues: For the three months ended December 31, 2007 and 2006, manufacturing revenues of $178,699 and $177,867, respectively, were recorded from sales by the Company to Vertical Health Solutions, Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a shareholder. For the nine months ended December 31, 2007 and 2006, manufacturing revenues of $729,630 and $590,111, respectively, were recorded from sales by the Company to Vertical Health Solutions, Inc.

Trade Accounts Receivable/ Trade Accounts Payable—Amounts due from affiliates and amounts due to affiliates represent balances owed to or amounts owed by the Company for sales occurring in the normal course of business. Amounts due from and amounts to these affiliates are in the nature of trade receivables or payables and fluctuate based on sales volume and payments received.

As of December 31, 2007 and March 31, 2007, for the manufacturing segment, $5,764 and $182,199, respectively, was due from Vertical Health Solutions, Inc.

Effective October 16, 2007, the Company completed its acquisition of Dynamic Health Products, Inc. In contemplation of the acquisition, on October 1, 2007, the Company entered into a 6-month, 7.35% loan for $3.5 million in order for BOSS to satisfy a portion of its maturing loan with its financial institution. In addition, the Company entered into an unconditional guaranty agreement as Guarantor on a loan agreement entered into on October 12, 2007 by DMI and BOH, wholly-owned subsidiaries of BOSS (collectively, the “Borrowers”), and Wachovia Bank National Association pursuant to which the Borrowers received a loan in the amount of $4 million.

NOTE 11 – DISCONTINUED OPERATIONS

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

NOTE 12 – LEGAL

On September 29, 2006, Schering Corporation (“Schering”) filed an action in the United States District Court for the District of New Jersey, against Belcher Pharmaceuticals, Inc. and GeoPharma, Inc. (along with nineteen other defendants) alleging that the filing of BelcherPharmaceuticals’ Abbreviated new Drug Application (“ANDA”) for 5 mg Desloratadine Tablets, AB-rated to Clarinex ® , infringed U.S. Patent No. 6,100,274 (“the ‘274 patent”) Case No. 3:06-cv-04715-MLC-TJB. On November 8, 2006, Belcher filed a motion to dismiss in the New Jersey case for lack of jurisdiction. On October 5, 2006 Schering filed an action in the United States District Court for the Middle District of Florida, Tampa Division, Case No. 8:06-cv-01843-SCB-EAJ, against Belcher Pharmaceuticals, Inc. and Geopharma, Inc. alleging that the filing of Belcher Pharmaceuticals’ ANDA for 5 mg Desloratadine Tablets, AB-rated to Clarinex ® , infringed the ‘274 patent. Company management and Belcher disputes Schering’s claims in the two actions and believes its proposed desloratadine product does not infringe the ‘274 patent. The possible outcome cannot be determined at this time.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Effective October 16, 2007, the Company acquired Dynamic Health Products, Inc. (“BOSS”), a Florida corporation. This was accomplished pursuant to an Agreement and Plan of Reorganization dated May 14, 2007, for a total purchase price of $23,744,082. At the closing, the Company acquired all of the issued and outstanding shares of common stock of BOSS.

BOSS, through its wholly-owned subsidiaries, develops, markets and distributes a wide variety of sports nutrition products, performance drinks, non-prescription dietary supplements, over-the-counter drugs, health and beauty care products, health food and nutritional products, soft goods and other related products. Its products are primarily marketed throughout the United States to independent pharmacies, regional and national chain drug stores, mail order facilities, mass merchandisers, deep discounters, gyms, health food stores, internet companies, distributors and brokers.

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for the periods indicated.

	Three Months Ended <1> December 31,
	2007	2006
Revenues	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	80.4%	68.4%

Gross profit	19.6%	31.6%
Selling, general and administrative expenses (including depreciation and amortization)	30.6%	23.2%
Stock and stock option compensation expense	1.5%	3.0%
Other income (expense), net	(1.3)%	(0.2)%

Income (loss) before minority interest, income taxes and preferred dividends	(13.8)%	5.2%
Minority interest benefit	1.1%	2.2%
Income tax benefit (expense)	4.0%	(2.1)%
Preferred dividends	.5%	0.5%

Net income (loss)	(9.2)%	4.8%

<1>	Due to the presentation of discontinued operations, revenue amounts included within discontinued operations are excluded from top-line revenues, on the face of the statement of operations, but are included here within top-line revenues in order for comparable tabular presentation.

Three Months Ended December 31, 2007, Compared to the Three Months Ended December 31, 2006 (including discontinued operations)

Revenues. Total consolidated revenues increased approximately $4 million, or 27.7%, to approximately $18.2 million for the three months ended December 31, 2007, as compared to approximately $14.3 million for the three months ended December 31, 2006.

Manufacturing revenues increased approximately $1.2 million, or 20.4%, to approximately $7 million for the three months ended December 31, 2007, as compared to approximately $5.8 million for the corresponding period. We have experienced an increase in sales to existing customers during the three months ended December 31, 2007 as compared to the three months ended December 31, 2006. Manufacturing capacities and capabilities continue to be increased as we continue to enhance our existing core manufacturing equipment and standard operating procedures. As customer advertising and period-sensitive promotions increased during the three months ended December 31, 2007, we also expect a similar increase in the number and size of orders for three months ended March 31, 2008.

Distribution revenues increased approximately $7.8 million or 232.5% to approximately $11.2 million for the three months ended December 31, 2007, as compared to $3.4 million for the three months ended December 31, 2006. Overall, sales prices vary for all product lines dependent upon a customer’s individual as well as aggregate purchase volumes in addition to the number of distribution points of sale and advertising dollars projected to be spent. For the three months ended December 31, 2007, 1,747 cases of Hoodia Dex-L10 were sold versus 5,643 cases sold for the three months ended December 31, 2006 based on increased competition at the mass retail chain level where the majority of the product is sold in addition to the previous 2006 period included new mass chain store introductions. The increase in distribution revenues was primarily attributable to revenues associated with BOSS of approximately $10.3 million and was partially offset by a decrease in Hoodia Dex-L10 revenues.

Pharmacy benefit management segment had no revenues for the three months ended December 31, 2007 as compared to $5.1 million for the three months ended December 31, 2006, a $5.1 million decline, based on the May 15, 2007 contract termination by and between the AmeriGroup, formerly known as CarePlus, and the Company. This business segment is presented with “Discontinued operations” on the face of the statement of operations.

Pharmaceutical segment had no revenues for the three months ended December 31, 2007 and 2006. The Company is awaiting a drug approval from the FDA. The Company expects to generate pharmaceutical revenues for March 2008, but such estimate is solely based on receiving an FDA approval which is not under the Company’s control.

Gross Profit. Total gross profit decreased approximately $1 million or 20.8%, to approximately $3.6 million for the three months ended December 31, 2007, as compared to $4.5 million for the three months ended December 31, 2006. Total gross margins decreased to 19.6% for the three months ended December 31, 2007 from 31.6% for the three months ended December 31, 2006.

Manufacturing gross profit decreased approximately $753,000 or 25.3%, to approximately $2.2 million for the three months ended December 31, 2007, as compared to approximately $3.0 million in the corresponding period in 2006. For the three months ended December 31, 2007 manufacturing gross margin decreased to 31.8%, from 51.1% in the corresponding period in 2006. Although manufacturing sales volume increased, decreases in gross profits and margins during this 2007 three month period as compared to the previous 2006 three month period, were primarily attributable to a change in the mix of sales, in addition to higher costs due to increases in freight charges with increased fuel costs, increases in resin and plastic-based packaging component costs as well as increased labor costs. Current increases in this type of labor-based direct overhead costs are in line with the Company’s planned improvements surrounding enhanced standard operating and manufacturing procedures in all its manufacturing plants. The Company expects that these improvements will continue to increase the Company’s visibility in the marketplaces that the Company competes in for new and expanded business for the upcoming fiscal year.

Distribution gross profit increased 1.2% or approximately $26,000 to approximately $2.2 million for the three months ended December 31, 2007, as compared to approximately $2.1 million for the three months ended December 31, 2006, with distribution gross margins decreasing to 19.4% for the three months ended December 31, 2007 as compared to 63.7% for the three months ended December 31, 2006. The Company typically experiences distribution gross margins of approximately 45%, however with the acquisition of BOSS, whose gross margins typically are around 15%, the Company expects a decrease in overall gross margins in the future. In addition, gross margins can vary in a given quarter based on the level of sales promotions and advertising.

Pharmacy benefit management gross profit decreased to zero for the three months ended December 31, 2007, as compared to approximately $39,000 for the three months ended December 31, 2006. The gross profit decline is primarily due to the mutual termination of the contract effective May 15, 2007 as presented on the face of the statement of operations and will therefore allow the Company to focus on its core manufacturing and distribution businesses.

Pharmaceutical gross profit deficit increased approximately $174,000 to a deficit of approximately $829,000 for the three months ended December 31, 2007 as compared to approximately $655,000 in gross profit deficit for this business segment for the three months ended December 31, 2006. This was based primarily on the generic drug Cephalasporin and Beta-Lactam facilities, which have no material revenue streams but have costs associated with overall research and product development, and production and laboratory direct labor costs. The Largo, Florida Cephalasporin and generic drug plants incurred approximately $647,000 of costs with the Baltimore, Maryland Beta-Lactam facility having incurred $182,000 of costs with no revenue offsets. The Baltimore Beta-Lactam and the Largo, Florida Cephalosporin and generic drug facility plants expect to derive revenues during the fourth fiscal quarter ended March 31, 2008.

Selling, General and Administrative Expenses. Selling, general and administrative (“SGA”) expenses consist of advertising and promotional expenses; insurance costs, research and development costs associated with the generic drug segment, personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; stock compensation expense and depreciation and amortization expenses. Selling, general and administrative expenses, inclusive of stock compensation expense, depreciation and amortization, increased approximately $2.1 million, or 56.4%, to approximately $5.9 million for the three months ended December 31, 2007, as compared to approximately $3.7 million in the corresponding 2006 period. Of this amount, approximately $1.8 million was attributable to SGA associated with BOSS. Outbound transportation costs associated with BOSS were approximately $400,000 for the three months ended December 31, 2007 and were included in SGA expenses. In addition, increases in SGA were primarily attributable to increased accounting and legal costs, associated with the initial implementation of Sarbanes-Oxley compliance, increased insurance costs, including health, general and product liability insurances; health insurance increased primarily due to an increase in the cost per employee and the number of employees; in addition to external insurance market influences surrounding higher premium costs for all of the Company’s business segments based on our overall annually increasing sales revenues, increased rents due to facility expansion, officer and employee salaries have increased in total based on increases in the number of personnel in addition to merit increases, all of which were partially offset by approximately $161,000 decrease in the stock compensation expense directly related to the prior 2006 period’s implementation of SFAS 123R where the Company recognized the value of unvested stock options whereas effective March 31, 2007, the Company replaced all unvested stock options with the Company’s three-year restricted stock therefore reducing the amount of expense needed to be recognized. As a percentage of sales, selling, general and administrative expenses increased to 32.1% for the three months ended December 31, 2007 from 26.2% in the corresponding period in 2006.

Other Income (Expense), Net. For the three months ended December 31, 2007, the balance in other income (expense), net, was approximately $230,000 net expense primarily attributable to interest expense incurred on outstanding long-term obligations as partially offset by interest capitalized on the Company’s generic pharmaceutical leasehold construction.

Income Tax Benefit (Expense). At December 31, 2007, the Company had recorded approximately $730,000 of income tax benefit as compared to $300,000 income tax expense for the three months ended December 31, 2006. The tax benefit was based on the Company’s tax calculation based on temporary and permanent differences using the effective tax rates applied to our net loss amounts this period, changes in information gained related to underlying assumptions about the future operations of the Company as well as the utilization of available operating loss carryforwards.

Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation as of and for the three months ended December 31, 2007. Management also believes that its business is not seasonal, however significant promotional activities can have a direct impact on sales volume in any given quarter.

        Management believes that there is a decline in general economic and industry conditions. Such decline has not had a material effect on operations or the financial condition of the Company as of and for the three months ended December 31, 2007 and 2006. However, should there be a material deterioration of general economic or industry conditions, our results of operations could be impacted in any given quarter.

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for the periods indicated.

	Nine Months Ended <1> December 31,
	2007	2006
Revenues	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	81.4%	72.2%

Gross profit	18.6%	27.8%
Selling, general and administrative expenses (including depreciation and amortization)	37.5%	21.3%
Stock and stock option compensation expense	2.0%	2.8%
Other income (expense), net	(.9)%	0.2%

Income (loss) before minority interest, income taxes and preferred dividends	(21.7)%	3.9%
Minority interest benefit	1.9%	2.2%
Income tax benefit (expense)	7.1%	(1.9)%
Preferred dividends	.9%	0.5%

Net income (loss)	(13.6)%	3.6%

<1>	Due to the presentation of discontinued operations, revenue amounts included within discontinued operations are excluded from top-line revenues, on the face of the statement of operations, but are included here within top-line revenues in order for comparable tabular presentation.

Nine Months Ended December 31, 2007, Compared to the Nine Months Ended December 31, 2006 (including discontinued operations)

Revenues. Total consolidated revenues decreased approximately $11.6 million, or 25.5%, to approximately $34 million for the nine months ended December 31, 2007, as compared to approximately $45.6 million for the nine months ended December 31, 2006.

Manufacturing revenues decreased approximately $4.3 million, or 20.4%, to approximately $16.6 million for the nine months ended December 31, 2007, as compared to approximately $20.9 million for the corresponding period. The number and size of three of our largest contract manufacturing customers has declined in the current 2007 period as compared to the nine months ended December 31, 2006. This is due to an overall economic decline due to timing of our customers’ advertising and period-sensitive promotions which directly affects our business segment’s manufacturing orders related to our customers’ branded product demands which is outside of the Company’s control. Manufacturing capacities and capabilities continue to be increased as we continue to enhance our existing core manufacturing equipment and standard operating procedures. As we expect customer advertising and period-sensitive promotions to continue to increase, as they have during the December 2007 quarter, we expect to have increases in the number and size of orders.

Distribution revenues increased approximately $4.6 million or 46.3% to approximately $14.4 million for the nine months ended December 31, 2007, as compared to $9.9 million for the nine months ended December 31, 2006. Overall, sales prices vary for all product lines dependent upon a customer’s individual as well as aggregate purchase volumes in addition to the number of distribution points of sale and advertising dollars projected to be spent. For the nine months ended December 31, 2007, 6,819 cases of Hoodia Dex-L10 were sold versus 16,390 cases sold for the nine months ended December 31, 2006 based on increased competition at the mass retail chain level where the majority of the product is sold in addition to the previous 2006 period included new mass chain store introductions. The increase in distribution revenues was primarily attributable to revenues associated with BOSS of approximately $10.3 million and was partially offset by a decrease in Hoodia Dex-L10 revenues.

Pharmacy benefit management had revenues of approximately $2.9 million for the nine months ended December 31, 2007 as compared to approximately $14.6 million for the nine months ended December 31, 2006, an approximate $11.7 million decline, based on the May 15, 2007 contract termination by and between the AmeriGroup, formerly known as CarePlus, and the Company. This business segment is presented with “Discontinued operations” on the face of the statement of operations, for the nine months ended December 31, 2007.

Pharmaceutical segment had revenues of approximately $41,000 for the nine months ended December 31, 2007 as compared to approximately $252,000 for the nine months ended December 31, 2006. The Company sold Mucotrol during the nine months ended December 31, 2007 and is awaiting a drug approval from the FDA. The pharmaceutical business segment generated its revenues for the nine months ended December 31, 2006 based on drug repackaging sales and for sales of Mucotrol, its branded 510(k) medical device product.

Gross Profit. Total gross profit decreased approximately $6.3 million or 50%, to approximately $6.3 million for the nine months ended December 31, 2007, as compared to $12.7 million for the nine months ended December 31, 2006. Total gross margins decreased to 18.6% for the nine months ended December 31, 2007, from 27.8% for the nine months ended December 31, 2006.

Manufacturing gross profit decreased approximately $2.2 million or 30.7%, to approximately $5 million for the nine months ended December 31, 2007, as compared to approximately $7.3 million in the corresponding period in 2006. For the nine months ended December 31, 2007 manufacturing gross margin decreased to 30.3%, from 34.8% in the corresponding period in 2006. Sales, gross profits and margins have decreased this 2007 nine month period as compared to the previous 2006 nine month period, due to decreased orders, higher costs due to increases in freight charges due to increased fuel costs, increases in resin and plastic-based packaging component costs as well as increased labor costs. Current increases in this type of labor-based direct overhead costs are in line with the Company’s planned improvements surrounding enhanced standard operating and manufacturing procedures in all its manufacturing plants. The Company expects that these improvements will continue to increase the Company’s visibility in the marketplaces that the Company competes in for new and expanded business for the upcoming fiscal year.

Distribution gross profit decreased 37.9% or approximately $2.2 million to approximately $3.7 million for the nine months ended December 31, 2007, as compared to approximately $5.9 million for the nine months ended December 31, 2006, with distribution gross margins decreasing to 25.3% for the nine months ended December 31, 2007, as compared to 59.6% for the nine months ended December 31, 2006. Gross profit and gross margins have declined based on increased competition, which caused additional short-term price concessions, and a change in the chain store sales mix. The Company typically experiences distribution gross margins of approximately 45%, however with the acquisition of BOSS, whose gross margins typically are around 15%, the Company expects a decrease in overall gross margins in the future. In addition, gross margins can vary in a given quarter based on sales promotions and advertising.

Pharmacy benefit management gross profit decreased to approximately $21,000 for the nine months ended December 31, 2007, as compared to approximately $115,000 for the nine months ended December 31, 2006. The gross profit decline is primarily due to the mutual termination of the contract effective May 15, 2007 as presented on the face of the statement of operations and will therefore allow the Company to focus on its core manufacturing and distribution businesses.

        Pharmaceutical gross profit deficit increased approximately $1.8 million to a deficit of approximately $2.4 million for the nine months ended December 31, 2007, as compared to approximately $562,000 in gross profit deficit for this business segment for the nine months ended December 31, 2006. This was based primarily on the generic drug Cephalasporin and Beta-Lactam facilities, which have no material revenue streams but have costs associated with overall research and product development, and production and laboratory direct labor costs. The Largo, Florida Cephalasporin and generic drug plants incurred approximately $1.8 million of costs with the Baltimore, Maryland Beta-Lactam facility having incurred approximately $606,000 of costs with no revenue offsets. The Baltimore Beta-Lactam and the Largo, Florida Cephalosporin and generic drug facility plants expect to derive revenues during the fourth fiscal quarter ended March 31, 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of advertising and promotional expenses; insurance costs, research and development costs associated with the generic drug segment, personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; stock compensation expense and depreciation and amortization expenses. Selling, general and administrative expenses, inclusive of stock compensation expense, depreciation and amortization, increased approximately $2.4 million, or 21.9%, to approximately $13.4 million for the nine months ended December 31, 2007, as compared to approximately $11 million in the corresponding 2006 period. Of this amount, approximately $1.8 million was attributable to SGA associated with BOSS. Outbound transportation costs associated with BOSS were approximately $400,000 for the nine months ended December 31, 2007 and were included in SGA expenses. In addition, increases in SGA were primarily attributable to increased accounting and legal costs, associated with the initial implementation of Sarbanes-Oxley compliance, increased insurance costs, including health, general and product liability insurances; health insurance increased primarily due to an increase in the cost per employee and the number of employees; in addition to external insurance market influences surrounding higher premium costs for all of the Company’s business segments based on our overall annually increasing sales revenues, increased rents due to facility expansion, officer and employee salaries have increased in total based on increases in the number of personnel in addition to merit increases, all of which were partially offset by approximately $596,000 decrease in the stock compensation expense directly related to the prior 2006 period’s implementation of SFAS 123R where the Company recognized the value of unvested stock options whereas effective March 31, 2007, the Company replaced all unvested stock options with the Company’s three-year restricted stock therefore reducing the amount of expense needed to be recognized. As a percentage of sales, selling, general and administrative expenses increased to 39.5% for the nine months ended December 31, 2007 from 24.1% in the corresponding period in 2006.

Other Income (Expense), Net. For the nine months ended December 31, 2007, the balance in other income (expense), net, was approximately $302,000 net, other expense, primarily attributable to interest expense incurred on long-term obligations as partially offset by interest capitalized on the Company’s generic pharmaceutical leasehold construction.

Income Tax Benefit (Expense). At December 31, 2007, the Company had recorded approximately $2.4 million of income tax benefit as compared to $888,000 of income tax expense for the nine months ended December 31, 2006. The tax benefit was based on the Company’s tax calculation based on temporary and permanent differences using the effective tax rates applied to our net loss amounts this period, changes in information gained related to underlying assumptions about the future operations of the Company as well as the utilization of available operating loss carryforwards.

Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation as of and for the nine months ended December 31, 2007. Management also believes that its business is not seasonal, however significant promotional activities can have a direct impact on sales volume in any given quarter.

Management believes that there is a decline in general economic and industry conditions. Such decline has not had a material effect on operations or the financial condition of the Company as of and for the nine months ended December 31, 2007 and 2006. However, should there be a material deterioration of general economic or industry conditions, our results of operations could be impacted in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company has financed its operations from cash generated through operations, the issuance of a $4 million credit facility, the issuance of $4 million of short-term debt, and the April 5, 2007 closing of $12.5 million of gross private placement funding in a combination of $10 million 8% convertible debt and $2.5 million of common stock, or 573,395 shares. Attached to the $2.5 million of common stock is 400,000 warrants with an exercise price of $5.23. The Company paid an investment banker $750,000 in debt and equity costs together with 143,400 warrants with an exercise price of $5.23.

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

The Company had working capital of approximately $4.9 million at December 31, 2007, inclusive of current portion of long-term obligations, as compared to a working capital of approximately $6.6 at March 31, 2007. The decrease in working capital was primarily due to significant increases in short-term obligations, where proceeds from such are being used to meet our expected near term growth, as attributable to the manufacturing, distribution and pharmaceutical and generic drug segments, and working capital needs. Further consider that this decrease was partially offset by the approximate $20.5 million of funds drawn, comprised of private placement, short-term debt and a credit line.

Net cash used in operating activities was approximately $1.1 million for the nine months ended December 31, 2007, as compared to net cash provided by operating activities of approximately $1.2 million for the nine months ended December 31, 2006. Cash used was primarily attributable to a net loss before preferred dividends of approximately $4.3 million based on consolidated gross profit decreases of approximately $6.3 million, gross profit declined based on a decline in manufacturing sales primarily due to one of the Company’s significant manufacturing customer’s sale of their product line to a third party, and the change in the composition of the distribution segment gross profit primarily due to the acquisition of BOSS and increased competition at the mass chain store level for its branded products, a change net deferred taxes of approximately $2.3 million based on the net loss, an increase in accrued interest income of $243,000, an increase of $77,000 in accounts receivable, other, an increase in inventory of approximately $1.1 million based on increased purchases to meet known and estimated manufacturing, pharmaceutical and distribution orders, a decrease of $295,000 in accrued expenses and other payables, all of which is partially offset by $1.3 million of depreciation and amortization, deferred compensation expense amortization of $687,000, a decrease in accounts receivable of approximately $3.3 million based on an increase in customer credit sale remittances, an increase in accounts payable of approximately $1 million based on inventory amounts purchased and due for payment, a $265,000 decrease in prepaid expenses and other current assets, a decrease in other assets, net, of $94,000 and a decrease in amounts due from affiliates of $559,000.

Net cash used in investing activities was approximately $12.5 million for the nine months ended December 31, 2007 as compared to the net cash used of approximately $2.5 million for the nine months ended December 31, 2006. Investing activities represented a $7 million certificate of deposit investment with the source of those funds being a portion of the $12.5 million gross proceeds received from the Whitebox private placement closed in April 2007, approximately $2.3 million of leasehold and equipment purchases, issuance of a note receivable to BOSS of approximately $3.5 million prior to the acquisition of BOSS, approximately $1.3 million of intangible asset purchases and $645,000 usage attributable to the American Antibiotics minority interest, all of which was partially offset by $1 million of proceeds received from a matured certificate of deposit, approximately $1.3 million from cash acquired upon the acquisition of BOSS, and $10,000 from repayments of notes receivable.

Net cash provided by financing activities was approximately $13.2 million for the nine months ended December 31, 2007 as compared to cash provided by financing activities of $944,000 for the nine months ended December 31, 2006. The 2007 financing activity cash provided was primarily attributable to the $12.5 million gross private placement proceeds closed in April 2007, proceeds from issuance of short-term obligations of $4 million and proceeds from stock options issued of $4,000, all of which is partially offset by approximately $1.5 million of net repayments on the Company’s revolving credit facility, payments on long-term obligations of $540,000, payment of private placement fees of $989,000 and payment of $222,000 in acquisition costs.

        On October 1, 2007, the Company issued a $3.5 million promissory note to First Community Bank of America. Interest on the note is payable monthly in arrears, commencing November 6, 2007, at the rate of 7.35% per annum, with the entire principal payment plus interest due on April 6, 2008. The principal balance of the note was $3.5 million on December 31, 2007. During October 2007, in anticipation of the October 2007 acquisition of BOSS and in light of BOSS’s short-term working capital requirements, the Company in turn, received a short-term note receivable from BOSS of approximately $3.5 million.

Effective October 16, 2007, the Company acquired 100% of the common stock of Dynamic Health Products, Inc., a Florida corporation. BOSS, through its wholly-owned subsidiaries, develops, markets and distributes a wide variety of sports nutrition products, performance drinks, non-prescription dietary supplements, over-the-counter drugs, health and beauty care products, health food and nutritional products, soft goods and other related products. BOSS’s products are primarily marketed throughout the United States to independent pharmacies, regional and national chain drug stores, mail order facilities, mass merchandisers, deep discounters, gyms, health food stores, internet companies, distributors and brokers. It was determined by management and the Board of Directors of the Company that it would be in the best interest of the Company to acquire BOSS to further certain of its business objectives, including without limitation, providing additional capital to support continued growth.

The above was accomplished pursuant to an Agreement and Plan of Reorganization, dated May 14, 2007. At the closing, the Company acquired all of the issued and outstanding shares of common stock of BOSS in exchange for 2,398,806 new shares of Company common stock, such that BOSS shareholders received one share of Company common stock in exchange for every 7 shares of BOSS common stock held, and any fractional shares were rounded up to the nearest whole share. Based on the closing price of the Company’s common stock on October 15, 2007 of $3.55 per share, the aggregate purchase price was approximately $23.7 million. The transaction was accounted for as a purchase. The results of operations of BOSS and its subsidiaries have been included in the Company’s results of operations since the effective date of acquisition, October 16, 2007.

On October 12, 2007, BOSS issued a revolving Promissory Note (“Note”) to Wachovia Bank, National Association, in the amount of $4 million or such sum as may be advanced and outstanding from time to time. Interest shall accrue on the unpaid principal balance and varies based on the LIBOR Market Index Rate plus 1.75%, for any day. The note is due and payable in consecutive monthly payments of accrued interest only, commencing on November 20, 2007, and continuing on the same day of each month thereafter until fully paid. In any event, all principal and accrued interest shall be due and payable on August 31, 2008. The principal balance on the note was $3,467,000 on December 31, 2007. Proceeds of the note were used for working capital and payment of short-term obligations.

On December 20, 2007, the Company issued a $500,000 promissory note to First Community Bank of America. Interest on the note is payable monthly in arrears, commencing January 20, 2008, at the rate of 7.35% per annum, with the entire principal payment plus interest due on April 6, 2008. The principal balance of the note was $500,000 on December 31, 2007. Proceeds of the note were used for working capital.

On December 21, 2007, the Company issued 24,951 shares of Company common stock, to GeoPharma, Inc. 401(k) Plan for the Company’s contribution to the employees 401(k) benefit plan.

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

On September 29, 2006, Schering Corporation (“Schering”) filed an action in the United States District Court for the District of New Jersey, against Belcher Pharmaceuticals, Inc. and GeoPharma, Inc. (along with nineteen other defendants) alleging that the filing of Belcher Pharmaceuticals’ Abbreviated new Drug Application (“ANDA”) for 5 mg Desloratadine Tablets, AB-rated to Clarinex®, infringed U.S. Patent No. 6,100,274 (“the ‘274 patent”) Case No. 3:06-cv-04715-MLC-TJB. On November 8, 2006, Belcher filed a motion to dismiss in the New Jersey case for lack of jurisdiction. On October 5, 2006 Schering filed an action in the United States District Court for the Middle District of Florida, Tampa Division, Case No. 8:06-cv-01843-SCB-EAJ, against Belcher Pharmaceuticals, Inc. and Geopharma, Inc. alleging that the filing of Belcher Pharmaceuticals’ ANDA for 5 mg Desloratadine Tablets, AB-rated to Clarinex ® , infringed the ‘274 patent. Company management and Belcher disputes Schering’s claims in the two actions and believes its proposed desloratadine product does not infringe the ‘274 patent. The possible outcome cannot be determined at this time.

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

None.

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

GeoPharma, Inc.

Date: February 14, 2008	By:	/s/ Mihir K. Taneja
Mihir K. Taneja
Chief Executive Officer, Secretary and Director

Date: February 14, 2008	By:	/s/ Carol Dore-Falcone
Carol Dore-Falcone
Vice President and Chief Financial Officer