Form 10-K
period 2008-03-31
GeoPharma, Inc.
filed 2008-06-30
CIK 1098315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-16185

GEOPHARMA, INC.

(Exact name of registrant as specified in its charter)

State of Florida	59-2600232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6950 Bryan Dairy Road, Largo, Florida	33777
(Address of principal executive officers)	(Zip Code)

Registrant’s telephone number, including area code (727) 544-8866

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Capital Stock

(Title of Class)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):   ☐  Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 24, 2008 was $20,055,443.

The number of shares outstanding of the registrant’s common stock at $.01 par value as of June 24, 2008 was 15,843,160.

Documents Incorporated by Reference: None

PART I

ITEM 1.	BUSINESS.

Caution Regarding Forward-Looking Statements

Certain oral statements made by management from time to time and certain statements contained in press releases and periodic reports issued by GeoPharma, Inc. (the “Company”), as well as those contained herein, that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934 and, because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements, including those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are statements regarding the intent, belief or current expectations, estimates or projections of the Company, its Directors or its Officers about the Company and the industry in which it operates, and are based on assumptions made by management. Forward-looking statements include without limitation statements regarding: (a) the Company’s growth and business expansion, including future acquisitions; (b) the Company’s financing plans; (c) trends affecting the Company’s financial condition or results of operations; (d) the Company’s ability to continue to control costs and to meet its liquidity and other financing needs; (e) the declaration and payment of dividends; (f) the Company’s use of proceeds from their private placements, and (g) the Company’s ability to respond to changes in customer demand and regulations. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that the anticipated results will occur. When issued in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements.

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) changes in the regulatory and general economic environment related to the health care, generic drug, nutraceutical, sports nutrition product and performance drink industries; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost and expenses, such as increased competition, lack of qualified marketing, management or other personnel, and increased labor and inventory costs; (iv) changes in technology or customer requirements, which could render the Company’s technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales and (vi) its customers’ willingness to continue to accept its Internet platform. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings “Business,” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-K as of and for the year ended March 31, 2008. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

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

In March 2001, we incorporated our pharmacy benefit management company, Go2PBM Services, Inc. Go2PBM Services was created to administer drug benefits for health maintenance organizations, insurance company plans, preferred provider organizations, self-insured corporate health plans and Taft-Hartley self-insured labor unions. A pharmacy benefit manager was designed to oversee all member benefits in low risk plans, while taking an exclusively administrative role in higher risk plans. Our administrative services included claim processing, network management and customer service. Effective May 15, 2007, we discontinued our pharmacy benefit management operations.

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

In August 2005, we formed American Antibiotics, LLC, a Florida limited liability corporation that will manufacture and distribute Beta-Lactam antibiotic pharmaceutical products. GeoPharma owns 51% of American Antibiotics, LLC.

In June 2006, we formed a wholly-owned manufacturing subsidiary named Libi Labs, Inc., a Florida corporation, for the purpose of conducting nutraceutical and cosmeceutical liquid, gel and cream manufacturing for ourselves and others.

Effective June 14, 2007, we acquired 100% of the common stock of EZ-Med Company (“EZ-Med”), a Florida corporation. EZ-Med is a manufacturer of a patented soft-textured chew technology. EZ-Med was founded in 1997 by Edwin Christensen, the original patent holder of Kibbles & Bits ® dog food. EZ-Med develops, manufactures and markets a full line of companion animal nutrition supplements.

Effective October 16, 2007, we acquired 100% of the common stock of Dynamic Health Products, Inc. (“BOSS”), a Florida corporation. BOSS develops, markets and distributes a wide variety of sports nutrition products, performance drinks, non-prescription dietary supplements, health and beauty care products, health food and nutritional products, soft goods and other related products.

Business Overview

At GeoPharma, Inc. we manufacture, package and distribute private label dietary supplements, generic drugs and health and beauty products for companies worldwide under six of our Florida-incorporated companies, Innovative Health Products, Inc., Libi Labs, Belcher Pharmaceuticals, Inc., American Antibiotics, LLC, Breakthrough Engineered Nutrition, Inc., EZ-Med Company and Dynamic Health Products, Inc. Innovative Health Products and Libi Labs specialize in the development and manufacture of a broad range of nutritional supplements and cosmeceuticals. As a private-label contract manufacturer, we develop and manufacture for ourselves, and our customers, dietary supplements and health and beauty care products for distribution through various outlets. Belcher Pharmaceuticals, Inc is a state-of-the-art FDA-registered, drug development and manufacturing facility for generic and Cephlasporin antibiotic drugs. Our fourth 51%-owned, Florida corporation, American Antibiotics, LLC will manufacture and distribute Beta-Lactum antibiotics. Our fifth Florida corporation, Breakthrough Engineered Nutrition, Inc., develops, markets and distributes its own branded dietary supplements. DEX-L10, DEX-C20, OxyFirm and Cortiloss are Breakthrough’s current dietary supplement brands. Breakthrough’s products are distributed nationwide and internationally in specialty, food, drug and mass outlets, including Target, Wal-Mart, GNC, Walgreens, CVS, Rite Aid, Duane Reade and many others. We also have an established network of brokers and distributors strategically located across the United States and Canada. Through our sixth Florida corporation, EZ-Med Company, we are a developer and private-label contract manufacturer of companion animal nutritional supplements, that are marketed worldwide. Through our seventh Florida corporation, Dynamic Health Products, Inc., we develop, market and distribute a wide variety of sports nutrition products, performance drinks, dietary supplements, health and beauty care products, health food and nutritional products, soft goods and other related products, primarily throughout the United States to independent pharmacies, regional and national chain drug stores, mail order facilities, mass merchandisers, deep discounters, gyms, health food stores, internet companies, distributors and brokers. Go2PBM Services, Inc. was our pharmacy benefit management company that managed multiple health care plan members and the administration of their related pharmacy claims. On May 15, 2007, we discontinued our pharmacy benefit management operations.

Overall Business Strategy

We are continuing to build a multi-faceted company able to maximize our efficiencies and capitalize on our synergies through vertical operations. The generic drug segment was started during the fiscal year ended March 31, 2003. While we are currently working on several Abbreviated New Drug Applications (“ANDAs”), we have procured three ANDAs from established drug development companies abroad and seven ANDAs resulting from our 2005 investment in American Antibiotics. We have filed the ANDA transfer paperwork with the FDA for the three purchased ANDAs. Completion of this transfer process will enable us to start manufacturing and selling these three drugs contingent only on the FDA’s approval. The seven ANDAs centering on Beta-Lactum antibiotics await FDA facility approval from the FDA. The Company may from time to time enter into agreements with third parties with respect to the development of new products or the purchase of new products and their related technologies. We are also working on certain drug products that may lead us to file value-added drug filings like a 505(b)2. We have in-licensed a novel peptide drug and have filed a worldwide patent on this peptide; this may lead to the potential development of a new drug thus allowing us to file a New Drug Application (“NDA”).

To manage our operations, we have assembled and maintained a management team with experience in manufacturing, marketing, sales, distribution, and technology to assist in leading us to our sales, profit and overall business goals. Our regulatory and analytical departments have been strengthened. Our Regulatory Affairs’ department has the ability to prepare all the necessary documentation required by the FDA and any other regulatory agency. In reference to the manufacture and the distribution of generic drugs, numerous licensures have been applied for and obtained, which include a drug enforcement agency (“DEA”) license, a State of Florida prescription drug manufacturing permit, State of Florida and other specific states’ wholesale distribution licenses.

We have upgraded the analytical laboratory to support all of our development work. Additional analytical and other lab equipment have been added to conduct the required analysis of an active pharmaceutical ingredient (“API”) in addition to generating data for the ANDA work. The research, development, stability testing, clinical testing and FDA review process leading up to an approval takes approximately 12 – 36 months depending on the nature of the drug. Some of the products require little review or very little laboratory testing and hence may take only one year. In an attempt to further differentiate ourselves from other generic drug development companies, our focus remains on projects that we were able to eliminate the high barriers to entry based on our strategic alliances and other formed relationships that provide for an API source that would otherwise normally be difficult to source. Our current strategy is to continue to work on drug products that can be brought to market at an even pace, as we believe this approach allows for immediate revenue generation and provides for a possible future, continuous revenue generation stream. Our vertical operations consist of manufacturing and distribution, sales and marketing, in-house formulation laboratory and other chemical analysis services, customer service and public relations. We will be able to support our own needs as well as those of our customers, from order processing, manufacturing through end-user distribution. We have streamlined all of our manufacturing facilities in order to continue growing both our generic drug and nutraceutical manufacturing segments.

We are continuing to develop our sales and marketing strategies to build our recognition among national grocery, mass retail, major pharmaceutical drug distributors and national drug chains, long-term care facilities and other health product consumer organizations, while building brand awareness of our branded and other proprietary products as well as our private label capabilities.

We have developed several proprietary branded product lines within our distribution business segment that are currently being sold nationally. DEX-L10 is a Hoodia-based dietary supplement branded product line that has been clinically proven to suppress one’s appetite and thus aids in weight loss. Hooda is a type of cactus that is grown, harvested and imported from Africa. DEX-L10 has a number of stock keeping units (“SKUs”) that include an appetite-suppressant product, DEX-L10 Complete, an appetite suppressant and energy product, and now a DEX-L10 soft chew sold in two flavors, chocolate and lemon lime. We plan on further developing and expanding these and other lines into other flavors and packaged forms of our diet and energy products. DEX-C20 is a Caralluma Fimbriata extract based dietary supplement branded product line that also aids in weight loss without the use of caffeine. Caralluma is a cactus that is prevalent throughout India and has been used by local tribes to suppress hunger and increase endurance during long hunting expeditions. For both our manufacturing and distribution segments, we market our product lines using our own telemarketing efforts as well as utilizing brokers to increase the awareness and availability of our offerings and capabilities.

In the year 2000, we entered into a contract with CarePlus, to provide pharmacy benefit management services to its members through two of their health plans, through our wholly-owned subsidiary, Go2PBM Services, Inc. In addition, the agreement allowed us to be the organization’s private label over-the-counter supplier of healthcare and healthcare related products. Effective May 15, 2007, the contract was mutually terminated, and we discontinued our pharmacy benefit management operations.

Through the development of our generic drug, private label manufacturing, and branded distribution products, we intend to provide wholesale, retail, and institutional customers with an efficient source for their generic drug products, nutritional and functional convenience foods and other pharmacy-related product needs. By vertically integrating our core business operations, we believe we have, and will continue, to achieve increased brand recognition and exposure, ancillary product and service revenues, and will be able to provide competitively priced products, quick turn around and overall superior customer service.

EZ-Med Company (“EZ-Med”) is a manufacturer of a patented soft-textured chew technology. EZ-Med’s soft chew technology is well suited for senior citizens and children’s applications in pharmaceutical and over-the-counter drugs, as well as many applications in the animal health industry. The patented technology allows for easy compliance and masking of bitter tasting, as well as difficult to swallow drugs usually indicative of typical oral dosage delivery systems.

Using its own patented soft-chew technology, EZ-Med develops, manufactures and currently sells a full line of companion animal nutritional supplements sold worldwide under a variety of private labels of many of the world’s leading animal health companies. One of the major causes of product failure in veterinary medicine is improper dosing and lack of client/patient compliance with recommended dosage regimens. EZ-Med has developed products based on the most current scientific knowledge, coupled with their patented delivery system that makes therapy convenient for the owner and pet.

Through BOSS, we have a two-prong strategy for expanding our distribution business. The first approach is through measures to enhance organic growth. These measures include: adding exclusive brands, further developing relationships with key vendors, developing cooperative programs with vendors to further our exposure in print media, tradeshow events and in-store promotions. We are currently pursuing corporate level agreements with major industry retailers with whom we have not previously done business. We have invested in revenue producing areas of the operation by adding top-flight outside sales representatives and expanding our inside sales force. We are sharpening our focus on our top brands while trimming our offerings of slower selling brands. This increased focus allows us to increase our inventory turns and invest in the above programs.

Additionally we will be pursuing further growth by actively seeking to acquire regional distributors in areas where we are not currently strong. These acquisitions will enable us to achieve our goal of providing next day or second day service to retailers in the entire continental United States. Acquisitions of regional competitors would also strengthen our position with our current and future vendors and allow us to add to our intrinsic growth.

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

The scientific process of developing new products and obtaining FDA approval is complex, costly and time-consuming; there can be no assurance that any saleable products will be developed despite the amount of time and money spent on research and development. The development of products may be curtailed at any stage of development due to the introduction of competing generic products or for other reasons including changes in laws or regulations or for any other reason deemed necessary by management. Our generic drug and nutraceutical research and development departments develop new concepts and formulations for our generic drugs, our branded distribution product lines and our customers’ nutraceutical private label products. We carefully select our products we target, keeping in view our competitive advantage, particularly as related to the source of a raw material or API, the total market size and what portion of the market is potentially available to our Company. Dr. Sekharam, our President, provides guidance and direction for both our generic drug and nutraceutical research and development teams and analytical laboratory personnel as related to product development and product manufacture. Our lab chemists perform product development, product and process improvements. Our technical staff prepares cost estimates and samples based on those resulting formulations. Prior to the final manufacture of any of our products, the team prepares documentation of the necessary custom and other operational procedures to be performed. Our chemists and our research and development regulatory staff personnel prepare all the necessary product information for label requirements.

During the fiscal years ended March 31, 2006-2008, Belcher Pharmaceuticals has made substantial progress in the animal and human ANDA areas and has strengthened laboratory staff, adding more analytical equipment and manufacturing machinery. The blending, tableting and liquid manufacturing areas have been expanded in line with our generic drug strategic plans. Belcher has filed a patent on a novel method to stabilize the drug Levothyroxine. Levothyroxine, sold under the brand names, Abbott’s Synthroid® and King Pharmaceutical’s Soloxine ® /Levoxyl ® , is used for humans as well as pets to treat thyroid-related conditions. Levothyroxine is the second most prescribed drug in the United States with over 13 million patients and according to NDC Health 2002, the combined retail sales for all Levothyroxine sodium tablet products was approximately $ 1.1 billion (2002). Due to unique stability problems associated with this drug, millions of tablets have been recalled per data received from the FDA. We have solved this problem by using a unique stabilizing method. Using this novel method, the stability of the drug is substantially improved. Different formulations–variations have been developed for human and veterinary applications.

Belcher received FDA approval on November 7, 2007 for an animal ANDA on Carprofen, a non-steroidal anti-inflammatory drug (NSAID) that is used by veterinarians for the relief of pain and inflammation associated with osteoarthritis and post operative pain management in canines, and is a generic version for Pfizer’s Rimadyl, an arthritis and joint-ailment product for pets as Pfizer’s patent expired in 2004. We have an exclusive arrangement with a pet drug distributor to market this drug.

On November 24, 2004 the FDA provided 510(K) approval, called a PMA approval to market Mucotrol, a concentrated oral gel wafer indicated for the management and relief of pain associated with oral lesions of various etiologies, including oral mucositis/stomatitis resulting from chemotherapy or radiotherapy; irritation due to oral surgery; traumatic ulcers caused by braces, ill-fitting dentures, or disease; and diffuse apthous ulcers. The 2.2 gram wafer contains compressed powder and slowly dissolves in the mouth to form a soothing and protective layer over mucosal lesions. PMA approval is based on a determination by FDA that the PMA contains sufficient valid scientific evidence to assure that the device is safe and effective for its intended use(s). An approved PMA is, in effect, a private license granting permission to market the device. Mucositis is a painful inflammation of the mucosa of the mouth that may occur due to radiation or chemotherapy. Mucositis afflicts approximately 40% of patients receiving cancer chemotherapy and 75% percent of bone marrow transplant recipients as well as 100% of patients receiving radiotherapy for cancer of the head and neck. It is estimated that approximately 300,000 cancer patients in the U.S. suffer from mucositis associated with cancer treatments. Earlier, we submitted double blind placebo controlled studies on Mucotrol to the FDA for 510(K) approval. We have a marketing agreement with Cura Pharmaceuticals to promote and distribute Mucotrol in the United States and are negotiating with marketing companies abroad to take Mucotrol to markets outside the United States.

Our new Cephalasporin manufacturing facility is operational at this time. Test batches of Cephalexin have been completed and necessary documentation has been submitted to the FDA. We are awaiting FDA inspection and a prior approval supplement has been filed with the FDA.

We contract with outside laboratories to conduct bioequivalency studies. Bioequivalency studies must be conducted and documented in conformity with FDA standards (see “Government Regulation”) and are used to demonstrate that the rate and extent of absorption of a generic drug is not different from the corresponding brand name drug. Research and development expenses for the fiscal years ended March 31, 2008, 2007 and 2006 totalled approximately $1,600,000, $1,500,000 and $500,000, respectively, and consisted primarily of salaries, bioequivalency studies and laboratory supplies. Research and development costs are expensed as incurred.

Our research and development laboratory is equipped with modern laboratory test equipment, including high pressure liquid chromatography, atomic absorption spectroscopy, gas liquid chromatography, as well as instruments to test different parameters like pH, viscosity, moisture, gradient sizing, ash, melting point, refractive index, tablet hardness, dissolution and disintegration. We also have a micro lab to test samples for microbiological loads including yeast, bacteria and fungi. The laboratory has stability chambers to test both the long-term and the accelerated shelf life of products. Our laboratory is well equipped to handle all aspects of generic drug development. We believe that our laboratory facilities are in compliance with all applicable environmental regulations.

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

While we are working on these ANDA projects, we are also working simultaneously on a few long-term projects. These projects may take considerable time and effort and their commercial benefits depend on several factors on which we may not have full control. Some of these type of research outcomes may help improve existing products. If the outcome of certain projects is not within the scope of our area of expertise, our proprietary technology developed or discovered may be licensed to other companies for a fee on a sales per unit or percentage of sales royalty basis.

We also possess proprietary and patented technology to manufacture soft chew products for human and veterinary applications. Due to this process, the ingredients are not exposed to heat and thus the potency is preserved. This technology is being applied for the development of several products containing active or critical ingredients.

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

We intend to increase telephone sales by hiring an in-house telesales group to prospect for customers for our private label manufacturing services and for our branded products that we distribute. We have increased our advertising efforts by investing in additional print ads for our branded products by implementing online sales and marketing techniques to increase brand awareness and direct traffic to our web sites, www.geopharmainc.com, www.dexc20.com, www.hoodiadexL10.com and onlineihp.com and by other promotional efforts. This includes purchasing banner advertising on search engine web sites and Internet directories, as well as direct links from health-related web sites. We feel that these efforts are and will continue to compliment our existing and future strategic agreements and traditional advertising efforts. Some of the sales personnel we expect to hire will devote a substantial portion of their time enhancing relationships with our customers’ key personnel, informing them of new product developments and industry trends, and aiding them in designing store displays and merchandising programs for our branded products.

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

Principal Suppliers – Nutraceutical and Herbal Supplements

We obtain all of the raw materials for the manufacture of our products from third party suppliers primarily located within the United States. We do not have purchase contracts with any of our suppliers to provide materials required for our nutraceutical product manufacturing.

Principal Suppliers – Generic Drug Pharmaceuticals

Since the federal drug application process requires specification of raw material suppliers, if raw materials from a specified supplier were to become unavailable, FDA approval of a new supplier would be required. A delay of six months or more in the manufacture and marketing of the drug involved while a new supplier becomes qualified by the FDA and its manufacturing process is found to meet FDA standards could, depending on the particular product, have a material adverse effect on our results of operations and financial condition. Generally we attempt to minimize the effects of any such situation by providing for, where economically and otherwise feasible, two or more suppliers of raw materials for the drugs we intend to manufacture. In addition, we may attempt to enter into a contract with a raw material supplier in an effort to ensure adequate supply for our products.

Competition

The principal competitive factor in the generic pharmaceutical market is the ability to be the first company, or among the first companies, to introduce a generic product after the related branded patent expires. Additional competitive factors in the generic drug pharmaceutical market include:

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

Approvals for new products may have a synergistic effect on a company’s entire product line since orders for new products are frequently accompanied by, or bring about, orders for other products available from the same source. We believe that price is a significant competitive factor, particularly as the number of generic entrants with respect to a particular product increases. As competition from other manufacturers intensify, selling prices typically decline. We hope to compete by selecting appropriate products, based on therapeutic segment market sizes and number of competitors manufacturing the products, and by keeping our prices competitive and by providing reliability in the timely delivery, and in the quality, of our products. Many different manufacturers can sell the same generic drug and hence there will be intense pressure on the pricing. According to the Generic Pharmaceutical Industry Association, generics typically enter the market 30% below the brand price and decline to 60 or 70% of the brand price after two years. There is intense competition in the generic drug industry in the United States, which is eroding price and profit margins. We compete with numerous pharmaceutical manufacturers, including both generic and brand-name manufacturers, many of which have been in business for a longer period of time than us, have a greater number of products in the market and have considerably greater financial, technical, research, manufacturing, marketing and other resources.

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

BOSS (Accounted for under the distribution segment, since the October 16, 2007 acquisition)

BOSS – Marketing and Sales

Our products are marketed directly to our wholesale and retail customers through our in-house salespeople. We market and distribute a wide variety of sports nutrition products, performance drinks, non-prescription dietary supplements, health and beauty care products, health food and nutritional products, soft goods and other related products to gyms, health food stores, regional and national chain drugstores, internet companies, mail order facilities, mass merchandisers, discounters, distributors and brokers. Our products are also marketed through catalog sales and through our web site www.bossonline.net.

BOSS – Products

We market and distribute a wide variety of sports nutrition products, performance drinks, non-prescription dietary supplements, health and beauty care products, health food and nutritional products, soft goods and other related products. We distribute approximately 2,500 individual inventory items purchased from over 100 suppliers.

BOSS – Product Development

Generally, the more novel and unique our products are, the greater the profit margins. Along with product development teams, we work closely with our customers to understand their needs, their strengths and their objectives to be met, thus involving the team to create products with more unique sales points. Our response time in developing our own proprietary products is critical and enables us to take advantage of consumer trends and preferences.

BOSS – Principal Suppliers and Sources of Supply

We obtain all of our products from third party suppliers in ready-to-sell finished goods form. There can be no assurance that suppliers will provide products needed by us in the quantities requested or at a price we are willing to pay. Because we do not control the actual production of these products, as they are the branded products of our suppliers and not our branded products, they could be subject to delays caused by interruption in production of materials based on conditions not within our control. Such conditions include job actions or strikes by employees of suppliers, weather, crop conditions, transportation interruptions and natural disasters or other catastrophic events. Our inability to obtain adequate supplies of products from our vendors at favorable prices, or at all, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

BOSS – Competition

The wholesale distribution industry in which we operate is highly competitive. Numerous companies, many of which have greater size and greater financial, personnel, distribution and other resources than us, compete with us.

We face substantial competition from other regional and national distributors in the sports nutrition products, performance drinks, non-prescription dietary supplements, health and beauty care products, health food and nutritional products, soft goods and other related products industries, both domestic and abroad. Our branded products face substantial competition from broad line manufacturers, major private label manufacturers and, more recently, large pharmaceutical companies and pharmacies, both domestic and abroad. Increased competition from such companies could have a material adverse affect on the our business because such companies have greater financial and other resources available to them and possess marketing and distribution capabilities far greater than ours.

          We compete on the basis of competitive pricing, our ability to offer new products and customer service. Due to our larger purchasing power, we are able to offer products at what we believe are more attractive prices to our customers. We work closely with contract manufacturers to continue to develop future products and to expand our product line to satisfy the continuing changing needs of customers. We have trained in-house customer service personnel available to address all of our customer’s needs. Our ability to compete favorably with our competitors with respect to our branded products will depend primarily upon our development of brand recognition across multiple distribution channels, our ability to quickly develop new products with market potential, to successfully advertise, market and promote our products, as well as our product quality and the development of a strong and effective distribution network.

Trademarks and Intellectual Property

We utilize the federally registered trademarks DEX-C20 ®, DEX-C20 Certified Caralluma Fimbriata Imported From India ™,VETPROFEN ™ , and 4-HOOF ™ . We also utilize the registered domain names hoodiadexl10.com, dexc20.com, geopharmainc.com, onlineihp.com and bossonline.net. We believe that protecting our trademarks and registered domain names is crucial to our business strategy of building strong brand name recognition and that such trademarks have significant value in the marketing of our products. Our policy is to pursue registrations of all the trademarks associated with our key products. We rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights generally are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States. Furthermore, the protection available, if any, in foreign jurisdictions may not be as extensive as the protection available to us in the United States.

We believe patent protection of our proprietary products is important to our brand business. Our success with our brand products will depend, in part, on our ability to obtain, and successfully defend if challenged, patent or other proprietary protection for such products. We currently have a number of U.S. and foreign patents issued or pending. However, the issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. Accordingly, our patents may not prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of our patents. If our patent applications are not approved or, even if approved, if such patents are circumvented or not upheld in a court of law, our ability to competitively market our patented products and technologies may be significantly reduced. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by competitors, in which case our ability to commercially market these products may be diminished. From time to time, we may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market our products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially market such products may be inhibited or prevented.

We also rely on trade secrets and proprietary know-how that we seek to protect, in part, through confidentiality agreements with our partners, customers, employees and consultants. It is possible that these agreements will be breached or will not be enforceable in every instance, and that we will not have adequate remedies for any such breach. It is also possible that our trade secrets will otherwise become known or independently developed by competitors.

We may find it necessary to initiate litigation to enforce our patent rights, to protect our trade secrets or know-how or to determine the scope and validity of the proprietary rights of others. Litigation concerning patents, trademarks, copyrights and proprietary technologies can often be protracted and expensive and, as with litigation generally, the outcome is inherently uncertain.

Pharmaceutical companies with brand products are increasingly suing companies that produce off-patent forms of their brand name products for alleged patent infringement or other violations of intellectual property rights which may delay or prevent the entry of such a generic product into the market. For instance, when we file an ANDA seeking approval of a generic equivalent to a brand drug, we may certify under the Drug Price Competition and Patent Restoration Act of 1984 (the “Hatch-Waxman Act”) to the FDA that we do not intend to market our generic drug until any patent listed by the FDA as covering the brand drug has expired, in which case, the ANDA will not be approved by the FDA until no earlier than the expiration of such patent(s). On the other hand, we could certify that we believe the patent or patents listed as covering the brand drug are invalid and/or will not be infringed by the manufacture, sale or use of our generic form of the brand drug. In that case, we are required to notify the brand product holder or the patent holder that such patent is invalid or is not infringed. If the patent holder sues us for patent infringement within 45 days from receipt of the notice, the FDA is then prevented from approving our ANDA for 30 months after receipt of the notice unless the lawsuit is resolved in our favor in less time or a shorter period is deemed appropriate by a court. In addition, increasingly aggressive tactics employed by brand companies to delay generic competition, including the use of Citizens Petitions and seeking changes to U.S. Pharmacopeia, have increased the risks and uncertainties regarding the timing of approval of generic products.

Litigation alleging infringement of patents, copyrights or other intellectual property rights may be costly and time consuming. Although we seek to ensure that we do not infringe upon the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against us. Any infringement claims by third parties against us may have a materially adverse affect on our business, financial condition, results of operations and cash flows.

Government Regulation

          Generic drugs, dietary supplements and other health and beauty care products are subject to significant government regulation. These products are regulated by the Food and Drug Administration (“FDA”), Federal Trade Commission (“FTC”), Consumer Product Safety Commission, as well as other state and federal regulatory entities. While we use our best efforts to adhere to the regulatory and licensing requirements, as well as any other requirements affecting our products, compliance with these often requires subjective legislative interpretation. Consequently, we cannot assure that our compliance efforts will be deemed sufficient by regulatory agencies and commissions enforcing these requirements. Violation of these regulations may result in civil and criminal penalties, which could materially and adversely affect our operations. Recent events have suggested that the regulatory requirements governing our industry may expand in the near future.

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

There are generally two types of applications that would be used to obtain FDA approval for pharmaceutical products:

New Drug Application (“NDA”): Generally, the NDA procedure is required for drugs with active ingredients and/or with a dosage form, dosage strength or delivery system of an active ingredient not previously approved by the FDA. We do not expect to submit an NDA in the foreseeable future during the fiscal year ending March 31, 2009.

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

The FDA may deny an ANDA if applicable regulatory criteria are not satisfied. The FDA may withdraw product approvals if compliance with regulatory standards is not maintained or if new evidence demonstrating that the drug is unsafe or lacks efficacy for its intended uses becomes known after the product reaches the market. The timing of final FDA approval of ANDA applications depends on a variety of factors, including whether or not the maker of the applicable branded drug is entitled to the protection of one or more statutory exclusivity periods, during which the FDA is prohibited from approving generic products. FDA approval is required before each dosage form of any new drug can be marketed. Applications for FDA approval must contain information relating to bio-equivalency, product formulation, raw material suppliers, stability, manufacturing processes, packaging, labeling and quality control. FDA procedures require full-scale manufacturing equipment to be used to produce test batches for FDA approval. Validation of manufacturing processes by the FDA also is required before a company can market new products. The FDA conducts pre-approval and post-approval reviews and plant inspections to enforce these rules. Supplemental filings are required for approval to transfer products from one manufacturing site to another and may be under review for a year or more. In addition, certain products may only be approved for transfer once new bioequivalency studies are conducted.

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

The final rule is intended to make the patent submission and listing process more efficient, as well as enhance the ANDA and 505(b)(2) application approval process. We believe the changes are designed to enable consumers to save billions of dollars each year by making it easier for generic drug manufacturers to get safe and effective products on the market when the appropriate patent protection expires.

In addition to the federal government, various states have laws regulating the manufacture and distribution of pharmaceuticals, as well as regulations dealing with doctors, pharmacies, hospitals and other drug prescribers, related to the substitution of generic drugs for brand name drugs. The Company’s operations are also subject to regulation, licensing requirements and inspection by the states in which its operations are located and/or it conducts business.

          Certain activities of the Company may also be subject to FTC enforcement. The FTC enforces a variety of antitrust and consumer protection laws designed to ensure that the nation’s markets function competitively, are vigorous, efficient and free of undue restrictions.

We are also governed by federal and state laws of general applicability, including laws regulating matters of environmental quality, working conditions and equal employment opportunity.

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

Our manufacture of dietary supplements is subject to significant labeling regulation. Labeling claims are governed by the Food and Drug Administration, the Federal Food, Drug and Cosmetic Act, and the recent Dietary Supplement Health and Education Act of 1994 (DSHEA). Any manufacture of over-the-counter drugs must comply with all Food and Drug Administration guidelines and Food and Drug Administration enforced Good Manufacturing Practices (GMP) regulations for those products as set forth in official monographs of the United States Pharmacoepia and other applicable laws enforced by the Food and Drug Administration. These include manufacturing and product information, such as claims in a product’s labeling, package inserts, and accompanying literature. The Dietary Supplement Health and Education Act of 1994 guidelines permit certain dietary supplement labeling claims without prior authorization by the Food and Drug Administration, provided that the manufacturer has substantiation for the claims and complies with certain notification and disclaimer requirements. The legislation gives dietary supplement manufacturers more freedom to market their products, while providing consumers adequate information for informed decisions on the use of supplements.

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

As a public company, the Company is subject to certain provisions to the recently enacted Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which implemented a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Company is required to implement the applicable provisions of the Sarbanes-Oxley Act of 2002 as of its fiscal year ended March 31, 2008.

Facilities-Manufacturing Segment

Our primary nutraceutical manufacturing facility is located in 33,222 square feet in Largo, Florida. We use this location for our executive offices and for the manufacturing, packaging and warehousing of health products, laboratory services, research and development, marketing and final distribution. Our manufacturing facilities at this site utilize high-speed encapsulating, tableting, packaging and other production line equipment. The facility is large enough to handle bulk orders, but versatile enough to provide quick response to customer needs. This site also houses our graphic arts department, which assists us and our customers’ print layout and graphic needs.

Our second nutraceutical manufacturing facility is a 6,000 square foot manufacturing facility in Largo, Florida, and is leased.

Our third nutraceutical manufacturing facility is a 10,300 square foot manufacturing facility in Largo, Florida, and is leased.

Facilities-Pharmaceutical Segment

Our first pharmaceutical manufacturing facility has expanded its location by adding 10,000 square feet to the already exiting 10,000 square feet of leased space in Largo, Florida. This facility is registered with the United States Food and Drug Administration and is used for our laboratory services, research and development, manufacture, packaging and distribution of our generic drug products. During the year ended March 31, 2007, we received the certificate of occupancy to operate in the additional 10,000 square foot facility in order to manufacture Cephalosporin products. Manufacturing of Cephalexin will commence with the approval of the ANDA filing that is currently pending with the FDA.

Our second pharmaceutical manufacturing facility is a 30,000 square foot state-of-the-art generic drug manufacturing facility in Largo, Florida, and is leased. The certificate of occupancy to operate was received during the year ended March 31, 2007. This facility has been registered with the FDA, the DEA and the State of Florida.

Our Beta-Lactam leased facility is located within 100,000 square feet of leased space in Baltimore, Maryland. This facility is registered with the United States Food and Drug Administration and is used for our laboratory services, research and development, manufacture, packaging and distribution of Beta-Lactam products.

Facilities-Distribution Segment

Our first distribution warehousing facility is located in 55,000 square feet of leased space in Largo, Florida. In addition to the warehousing of our distribution segments’ non-drug finished goods, this facility also is used for storage of additional manufacturing packaging.

In connection with the operations of BOSS, we lease five distribution facilities as follows: 10,000 square feet in Largo, Florida; 26,200 square feet in Scranton, Pennsylvania; 15,000 square feet in Cranston, Rhode Island; 14,725 square feet in Henderson, Nevada; and 9,000 square feet in Dallas, Texas.

Currently, we can manufacture approximately 900 million tablets and capsules annually. For the fiscal year ended March 31, 2008, we operated at approximately 65% of our total capacity. Our manufacturing facilities normally operate two shifts per day, five days per week. Certain packaging lines or capsule and tablet production lines run longer as demand warrants. We operate flexible manufacturing lines that can shift output efficiently among various pieces of equipment depending upon factors such as batch size, tablets or capsule count, and labeling requirements. While we believe we can double our sales volume without expanding our current facilities, we will expand our manufacturing capacities upon receiving Food and Drug Administration registration for production of generic drugs. An increase in production would require additional space and personnel for warehousing and shipping operations, but would not necessarily require substantial capital investment. Our manufacturing revenues are generated by fulfilling sales orders received from our customers within an average turn-around time ranging from 30-60 days. Consequently, we experience a backlog for future revenues at all times. As of March 31, 2008, 2007 and 2006, we had approximately $7,400,000, $7,650,000 and $6,000,000, respectively, in backlog manufacturing sales orders.

Private Label Products-Manufacturing

Sales of our manufactured private label products accounted for approximately 41.3% of our total consolidated revenues, or $23.9 million for the year ended March 31, 2008, 45.6% of our total consolidated revenues, or $27.3 million for the year ended March 31, 2007 and 36% of our total consolidated revenues, or $17.9 million for the year ended March 31, 2006. We currently manufacture products for over 400 private label customers in 47 states in the United States and ship to several countries internationally. Our private label business has a widely distributed revenue base. For the year ended March 31, 2008, we had sales of 5% of more of total consolidated revenues to one of our nonaffiliated private label customers, Jacks Distribution LLC with 8.3%. For the year ended March 31, 2007, we had sales of 5% or more of total consolidated revenues to three of our nonaffiliate private label customers, Spectrum Group, Inc., of which accounted for 11.4%, Berkeley Premium Nutraceuticals, Inc. which accounted for 8.6% of total consolidated revenues and Nutracea, Inc. with 5.9%. For the year ended March 31, 2006, we had sales of 5% or more of total consolidated revenues to two of our nonaffiliate private label customers, Spectrum Group, of which accounted for 12.2% and Direct Marketing, Inc. which accounted for 5% of total consolidated revenues. For the years ended March 31, 2008, 2007 and 2006, we did not have sales of 5% or more of total consolidated revenues to any company that is a party to an exclusive manufacturing agreement with us.

Pharmaceutical

Sales of our pharmaceutical products accounted for approximately 0.4% of our total consolidated revenues, or $232,000 for the year ended March 31, 2008, approximately 0.4% of our total consolidated revenues, or $252,000 for the year ended March 31, 2007, approximately 1% of our total consolidated revenues, or $486,000 for the year ended March 31, 2006. For the years ended March 31, 2008, 2007 and 2006, we did not have sales of 5% or more of total consolidated revenues to any company that is a party to an exclusive manufacturing agreement with us.

Branded Products-Distribution

Sales of our branded product lines sold within our distribution segment accounted for approximately 10.9% of our total consolidated revenues, or $6.3 million for the year ended March 31, 2008, approximately 20.3% of our total consolidated revenues, or $12.1 million for the year ended March 31, 2007, and approximately 29.7% of our total consolidated revenues, or $14.7 million for the year ended March 31, 2006. For the years ended March 31, 2008, 2007 and 2006, one customer exceeded 5% of our total consolidated revenues, General Nutrition Distribution with 7.6%, 16.2% and 15.3%, respectively.

Sports Nutrition Products-Distribution

          Sales of our sports nutrition products sold by BOSS within our distribution segment, since our October 16, 2007 acquisition of BOSS, accounted for approximately 42.3% of our total consolidated revenues, or $24.5 million for the period from October 16, 2007 through March 31, 2008. Our sports nutrition products distribution business has a widely distributed revenue base. For the year ended March 31, 2008, one customer exceeded 5% of our consolidated revenues, DPS Nutrition Inc. with 5.1%.

Our distribution revenues are processed through our system from sales orders generated and issued by our customers. We fulfill sales orders on a turn-around time of between one to three days and we do not experience a backlog of unfilled sales orders. As of March 31, 2008 and 2007, we had no backlog sales orders for the distribution segment.

Pharmacy Benefit Management

        Sales generated from our pharmacy benefit management subsidiary accounted for approximately 5.0% of our total consolidated revenues, or $2.9 million for the year ended March 31, 2008, approximately 33.7% of our total consolidated revenues, or $20.1 million for the year ended March 31, 2007, and approximately 33.3% of our total consolidated revenues, or $16.6 million for the year ended March 31, 2006. 100% of the Company’s pharmacy benefit management revenues were derived from a contract with CarePlus Health. Effective May 15, 2007, this contract was mutually terminated and our pharmacy benefit management operations were discontinued.

Employees

As of March 31, 2008 we had 342 employees, of which 335 were full-time employees and seven were part-time employees, as compared to 180 employees as of March 31, 2007, all of which were full-time employees. Of the 335 full-time employees as of March 31, 2008, 20 were engaged in marketing and sales, nine were devoted to customer service, 247 were devoted to production, laboratory, distribution and warehousing, one was devoted to web site development and database administration, and 58 were responsible for management and administration. Of the seven part-time employees as of March 31, 2008, one was devoted to customer service, one was devoted to distribution and warehousing, one was devoted to web site development and database administration, and four were responsible for management and administration. None of our employees are covered by a collective bargaining agreement. We believe we have good relations with our employees. Employees are permitted to participate in employee benefit plans of the Company that may be in effect from time to time, to the extent eligible, and employees may be entitled to receive an annual bonus as determined at the sole discretion of the Company’s Board of Directors based on the Board’s evaluation of the employee’s performance and the financial performance of the Company.

Item 1A.	RISK FACTORS.

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

FDA Approvals: The Company plans to submit generic drug human and animal ANDAs for the FDAs approval to manufacture generic drugs for animals and humans in the future. The Company can not predict, nor guarantee, that the FDA will approve any or all applications submitted, nor can the Company predict when such applications will be reviewed or approved. Failure for the FDA to approve certain generic drug products as they are submitted by the Company could have an adverse effect on future revenues, cash flows and financial position.

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

          The Company has implemented Section 404 of the Sarbanes-Oxley Act of 2002: We have implemented the rules and regulations of the Securities Exchange Commission (the “SEC” or “Commission”) associated with Section 404 of the Sarbanes-Oxley Act, which requires a reporting company to, among other things, annually review and disclose its internal controls over financial reporting, and evaluate and disclose changes in its internal controls over financial reporting quarterly. Under Section 404 a reporting company is required to document and evaluate such internal controls in order to allow its management to report on, and its independent auditors to attest to, these controls. We are required to comply with Section 404 for our fiscal year ended March 31, 2008 so that our independent registered accountants can opine as of March 31, 2009 as to whether our internal controls are effective over financial reporting. We have performed the system and process documentation surrounding our controls and procedures, including those over our financial reporting. In the course of our ongoing internal control evaluation, we may identify additional areas of our internal controls requiring improvement, and will plan to design enhanced processes and controls to address issues that might be identified through this ongoing review. Following that review, we will be evaluating and testing the significant controls identified in order to comply with the management certification and auditor attestation requirements of Section 404.

As a result of the initial year of implementation ended March 31, 2008, we expect to incur additional expenses and diversion of management’s time in the future. We cannot be certain as to the timing of completion of our documentation, evaluation, testing and possible remediation actions or the impact of the same on our operations, and may not be able to ensure that the processes are effective or that the internal controls are or will be effective in a timely manner as prescribed by Section 404 of Sarbanes-Oxley. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting or our independent auditors providing an adverse opinion regarding management’s assessment. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

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

Potential fluctuations in our quarterly financial results may make it difficult for investors to predict our future performance: Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors including but not limited to, our acquisition of BOSS effective October 16, 2007, the termination of the PBM contract on May 15, 2007, the level and timing of incurring research and development expenses, any delays in receiving any Food and Drug Administration’s approvals, and possible increases in generic drug competition, many of these and other conditions may be outside our control and may adversely effect the Company’s financial condition and results of operations and cash flows.

In addition to any forward-looking statements issued by management, such factors above may create other risks affecting our long-term success. We believe that quarter-to-quarter comparisons of our historical operating results may not be a good indication of our future performance, nor would our operating results for any particular quarter be indicative of our future operating results.

Litigation: On September 29, 2006, Schering Corporation (“Schering”) filed an action in the United States District Court for the District of New Jersey, against Belcher Pharmaceuticals, Inc. and GeoPharma, Inc. (along with nineteen other defendants) alleging that the filing of Belcher Pharmaceuticals’ Abbreviated New Drug Application (“ANDA”) for 5 mg Desloratadine Tablets, AB-rated to Clarinex ® , infringed U.S. Patent No. 6,100,274 (“the ‘274 patent”) Case No. 3:06-cv-04715-MLC-TJB. On November 8, 2006, Belcher filed a motion to dismiss in the New Jersey case for lack of jurisdiction. On October 5, 2006 Schering filed an action in the United States District Court for the Middle District of Florida, Tampa Division, Case No. 8:06-cv-01843-SCB-EAJ, against Belcher Pharmaceuticals, Inc. and GeoPharma, Inc. alleging that the filing of Belcher Pharmaceuticals’ ANDA for 5 mg Desloratadine Tablets, AB-rated to Clarinex ® , infringed the ‘274 patent. On February 14, 2008 Belcher and Schering entered into a stipulation to withdraw the motion to dismiss the New Jersey action and to consolidate the New Jersey and Florida actions.

On February 20, 2008, Sepracor Inc. and University of Massachusetts (“Sepracor”) filed an action in the United States District Court for the District of New Jersey, against Belcher Pharmaceuticals, Inc. and GeoPharma, Inc. alleging that the filing of Belcher Pharmaceuticals’ ANDA for 5 mg Desloratadine Tablets, AB-rated to to Clarinex®, infringed U.S. Patent No. 7,214,683 (“the ‘683 patent”) and U.S. Patent No. 7,214,684 (“the ‘684 patent”) Case No. 3:08-cv-00945-MLC-TJB.

Company management and Belcher disputes Schering’s claims in the two actions and believes its proposed desloratadine product does not infringe any valid claim of the ‘274 patent. Company management and Belcher also disputes Sepracor’s claims and believes its proposed desloratadine product does not infringe any valid claim of the ‘683 patent or the ‘684 patent. The possible outcome cannot be determined at this time.

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

During September 2006, the Company, through its 51% owned subsidiary, American Antibiotics, LLC, filed in the Circuit Court for Anne Arundel County,

Maryland, Case No. C-06-117230, naming defendents Consolidated Pharmaceutical Group (“CPG”), the directors of CPG and two other individuals acting on behalf of CPG (collectively “the Defendents”). The litigation arises from and relates to agreements entered into between American Antibiotics and CPG for the purchase by American Antibiotics all of CPG’s rights, title and interest in various pharmaceutical Abbreviated New Drug Applications (“ANDAs”) and for the Baltimore Maryland facility lease (the “Lease”). The Suit brought by the Company alleges that the Defendents breached the ANDA agreement with certain misrepresentations and by failing to perform all the required improvements and modifications to the Baltimore, Maryland facility. Consolidated with American Antibiotic’s lawsuit is a separate action file against it by CPG, alleging that American Antibiotics has failed to pay rent that is due and owing under the Lease. Both cases have been stayed pending the outcome of settlement discussions, which are ongoing between the parties.

On May 1, 2006 Esther Krausz and Sharei Yeshua (“Note Holders”) filed an action against Dynamic Health Products, Inc. in the Circuit Court of Broward County, Florida (Index No. 06-6187) alleging Dynamic Health Products, Inc. defaulted on note payment obligations. The face amount of the note alleged to be held by Ester Krausz totals $280,000.00, the face amount of the note alleged to be held by Sharei Yeshua totals $220,000.00. The notes contain an interest rate of 8% per annum. Preliminary discovery has been conducted. Dynamic Health Products, Inc. filed a third party action against the agent for the Note Holders seeking indemnity and that action was settled in May 2008. The Note Holders have filed a request for trial with the court but no date has been set. Dynamic Health Products, Inc. is investigating whether the purported agent made any payments to the Note Holders on behalf of Dynamic Health Products, Inc. without disclosing those payments. To date, Plaintiffs have not provided copies of the notes to Dynamic Health Products, Inc. or made a specific monetary demand. Dynamic Health Products, Inc. intends to vigorously defend itself in this action.

ITEM 2.	PROPERTIES.

We own our corporate headquarters located in Largo, Florida. In addition, we lease facilities in Largo, Florida, Baltimore, Maryland, Scranton, Pennsylvania, Cranston, Rhode Island, Henderson, Nevada and Dallas, Texas. Following is a description of these facilities as of March 31, 2008.

Location	Segment(s) Used By	Purpose	Approx. Sq. Ft.	Annual Rent
6950 Bryan Dairy Road, Largo, FL 33777	Corporate, distribution and manufacturing	Corporate headquarters, distribution, sales and marketing, analytical, research and development, nutraceutical manufacturing and warehousing	33,222	$0(owned)
6901 Bryan Dairy Road, Ste. 130, Largo, FL 33777	Manufacturing	Nutraceutical and cosmeceutical manufacturing and storage	6,000	$42,000
6901 Bryan Dairy Road, Ste. 110, Largo, FL 33777	Manufacturing	Manufacturing and warehousing	10,300	$121,128
8145 Bryan Dairy Road, Largo, FL 33777	Manufacturing	Warehousing and storage	55,000	$216,651
6911 Bryan Dairy Road, Ste. 210, Largo, FL 33777	Pharmaceutical	Generic drug manufacturing, analytical, research and development, and regulatory affairs	30,000	$212,000
12393 Belcher Road, Ste. 420, Largo, FL 33773	Pharmaceutical	Medical device and generic drug manufacturing	10,000	$79,000
12393 Belcher Road, Ste. 430, Largo, FL 33773	Pharmaceutical	Cephalosporin manufacturing, analytical, research and development	10,000	$79,000
6110 Robinwood Road, Baltimore, MD 21225	Pharmaceutical	Beta-Lactum manufacturing, analytical, research and development, regulatory affairs and warehousing	55,000	$522,000
12399 Belcher Road, Ste. 140, Largo, FL 33773	Distribution	Distribution, warehousing and administration	10,000	$93,600
701 Hudson Avenue, Scranton, PA 18504	Distribution	Distribution, warehousing, sales and marketing, and administration	26,200	$100,545
40 Western Industrial Drive, Cranston, RI 02921	Distribution	Distribution, warehousing, sales and administration	15,000	$138,924
192 Gallagher Crest Road, Henderson, NV 89014	Distribution	Distribution and warehousing	14,725	$79,170
4930 Olson Drive, Ste. 300, Dallas, TX 75227	Distribution	Distribution and warehousing	9,000	$55,800

ITEM 3.	LEGAL PROCEEDINGS.

          On September 29, 2006, Schering Corporation (“Schering”) filed an action in the United States District Court for the District of New Jersey, against Belcher Pharmaceuticals, Inc. and GeoPharma, Inc. (along with nineteen other defendants) alleging that the filing of Belcher Pharmaceuticals’ Abbreviated New Drug Application (“ANDA”) for 5 mg Desloratadine Tablets, AB-rated to Clarinex ® , infringed U.S. Patent No. 6,100,274 (“the ‘274 patent”) Case No. 3:06-cv-04715-MLC-TJB. On November 8, 2006, Belcher filed a motion to dismiss in the New Jersey case for lack of jurisdiction. On October 5, 2006 Schering filed an action in the United States District Court for the Middle District of Florida, Tampa Division, Case No. 8:06-cv-01843-SCB-EAJ, against Belcher Pharmaceuticals, Inc. and GeoPharma, Inc. alleging that the filing of Belcher Pharmaceuticals’ ANDA for 5 mg Desloratadine Tablets, AB-rated to Clarinex ® , infringed the ‘274 patent. On February 14, 2008 Belcher and Schering entered into a stipulation to withdraw the motion to dismiss the New Jersey action and to consolidate the New Jersey and Florida actions.

On February 20, 2008, Sepracor Inc. and University of Massachusetts (“Sepracor”) filed an action in the United States District Court for the District of New Jersey, against Belcher Pharmaceuticals, Inc. and GeoPharma, Inc. alleging that the filing of Belcher Pharmaceuticals’ ANDA for 5 mg Desloratadine Tablets, AB-rated to to Clarinex®, infringed U.S. Patent No. 7,214,683 (“the ‘683 patent”) and U.S. Patent No. 7,214,684 (“the ‘684 patent”) Case No. 3:08-cv-00945-MLC-TJB.

Company management and Belcher disputes Schering’s claims in the two actions and believes its proposed desloratadine product does not infringe any valid claim of the ‘274 patent. Company management and Belcher also disputes Sepracor’s claims and believes its proposed desloratadine product does not infringe any valid claim of the ‘683 patent or the ‘684 patent. The possible outcome cannot be determined at this time.

During September 2006, the Company, through its 51% owned subsidiary, American Antibiotics, LLC, filed in the Circuit Court for Anne Arundel County, Maryland, Case No. C-06-117230, naming defendants Consolidated Pharmaceutical Group (“CPG”), the directors of CPG and two other individuals acting on behalf of CPG (collectively “the Defendants”). The litigation arises from and relates to agreements entered into between American Antibiotics and CPG for the purchase by American Antibiotics all of CPG’s rights, title and interest in various pharmaceutical Abbreviated New Drug Applications (“ANDAs”) and for the Baltimore Maryland facility lease (the “Lease”). The Suit brought by the Company alleges that the Defendants breached the ANDA agreement with certain misrepresentations and by failing to perform all the required improvements and modifications to the Baltimore, Maryland facility. Consolidated with American Antibiotic’s lawsuit is a separate action file against it by CPG, alleging that American Antibiotics has failed to pay rent that is due and owing under the Lease. Both cases have been stayed pending the outcome of settlement discussions, which are ongoing between the parties.

On May 1, 2006 Esther Krausz and Sharei Yeshua (“Note Holders”) filed an action against Dynamic Health Products, Inc. in the Circuit Court of Broward County, Florida (Index No. 06-6187) alleging Dynamic Health Products, Inc. defaulted on note payment obligations. The face amount of the note alleged to be held by Ester Krausz totals $280,000.00, the face amount of the note alleged to be held by Sharei Yeshua totals $220,000.00. The notes contain an interest rate of 8% per annum. Preliminary discovery has been conducted. Dynamic Health Products, Inc. filed a third party action against the agent for the Note Holders seeking indemnity and that action was settled in May 2008. The Note Holders have filed a request for trial with the court but no date has been set. Dynamic Health Products, Inc. is investigating whether the purported agent made any payments to the Note Holders on behalf of Dynamic Health Products, Inc. without disclosing those payments. To date, Plaintiffs have not provided copies of the notes to Dynamic Health Products, Inc. or made a specific monetary demand. Dynamic Health Products, Inc. intends to vigorously defend itself in this action.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Stockholders of the Company was held on January 18, 2008. At the meeting, the following actions were taken by the shareholders:

Jugal K. Taneja, Mihir K. Taneja, Dr. Kotha S. Sekharam, Carol Dore-Falcone, Mandeep K. Taneja, Dr. Barry H. Dash, Shan Shikarpuri, George L. Stuart, Jr., A. Theodore Stautberg, Dr. Rafick Henein, and William L. LaGamba were elected as Directors to serve until their successor is elected and qualified or until their earlier resignation or removal from office. The votes cast for and against each were as follows:

	For	Against	Withheld
Jugal K. Taneja	12,290,826	-0-	796,213
Mihir K. Taneja	12,844,926	-0-	242,113
Dr. Kotha S. Sekharam	12,858,926	-0-	228,113
Carol Dore-Falcone	12,783,182	-0-	303,857
Mandeep K. Taneja	12,731,145	-0-	355,894
Dr. Barry H. Dash	12,476,593	-0-	610,446
Shan Shikarpuri	12,468,443	-0-	618,596
George L. Stuart, Jr.	12,398,257	-0-	688,782
A. Theodore Stautberg	12,595,186	-0-	491,853
Dr. Rafick Henein	12,843,926	-0-	243,113
William L. LaGamba	12,963,572	-0-	123,467

Shareholders approved (12,422,297 for; 664,742 against or abstain) a proposal to approve the adoption of a classified board of directors with staggered terms.

Shareholders also approved (12,128,030 for; 959,009 against or abstain) a proposal to amend the Company’s by-laws to reduce the quorum voting requirements to one-third of the shares entitled to vote.

Shareholders also approved (12,218,871 for; 868,168 against or abstain) a proposal to authorize and approve the Company’s 2007 Incentive Stock Plan.

Shareholders also approved (12,879,164 for; 207,875 against or abstain) a proposal to approve the possible issuance of more than 20% of the Company’s issued and outstanding common stock in connection with the financing between the Company and Whitebox Pharmaceutical Growth Fund.

          Shareholders also approved (12,195,326 for; 891,713 against or abstain) a proposal to ratify the selection of Brimmer, Burek & Keelan, LLP as the Company’s independent auditors for fiscal year 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market For Securities

The Company’s $.01 par value common stock, is listed on the Nasdaq Capital Market under the symbol “GORX” and on the Boston Stock Exchange under the symbol “GORX”. The Company began its initial trading November 14, 2000; its high and low sales prices for the past two fiscal years, by quarter-ended date, are as follows:

	High	Low
June 30, 2006	$4.70	$4.02
September 30, 2006	$4.15	$2.95
December 31, 2006	$4.41	$3.35
March 31, 2007	$4.67	$4.01
June 30, 2007	$4.45	$3.85
September 30, 2007	$4.40	$1.89
December 31, 2007	$4.08	$2.50
March 31, 2008	$3.47	$1.94

As of June 12, 2007, there were approximately 1,835 stockholders of record according to ADP and our stock transfer agent, Registrar and Transfer Company, Inc. located in Cranford, New Jersey.

Dividend Policy

As of March 31, 2008 and 2007, we paid $408,335 and $300,000, respectively, using the Company’s $.01 par value common stock, in preferred dividends as related to the 6%, Series B, $5 million convertible preferred stock issued in total to MidSummer Capital, Portside Capital, and Rockmore Capital Funds. Dividends are due the first day of the last month of every quarter. The 6% Series B, $5 million convertible preferred stock was issued during March 2004 as a part of a private placement. Effective March 2007, the dividend rate increased from 6% to 8%, and as of March 2008, the rate increased from 8% to 11%, in accordance with the provisions of the preferred stock.

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

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FISCAL YEAR DATA – STATEMENTS OF OPERATIONS AND CASH FLOWS

	For the fiscal year ended March 31, 2008	For the fiscal year ended March 31, 2007	For the fiscal year ended March 31, 2006	For the fiscal year ended March 31, 2005	For the fiscal year ended March 31, 2004
Net sales	$57,893,338	$59,792,137	$49,743,545	$28,230,240	$22,969,844
Gross profit	$10,948,815	$16,868,020	$12,456,964	$5,778,493	$5,957,492
SGA	$17,983,553	$12,840,307	$9,701,193	$6,071,411	$4,310,711
Stock compensation expense	$957,233	$1,581,703	$—	$—	$—
Depreciation and amortization	$1,866,447	$1,163,748	$748,532	$605,697	$447,582
Other income (expense), net	$(567,754)	$257,289	$280,148	$(184,975)	$231,610
Minority interest benefit	$899,797	$1,310,052	$582,610	$—	$—
Income tax benefit (expense)	$2,509,815	$(342,951)	$(1,080,800)	$201,898	$(311,800)
Preferred dividends	$408,335	$300,000	$300,000	$521,762	$111,890
Net income (loss) available to common shareholders	$(7,424,895)	$2,206,652	$1,489,197	$(1,403,454)	$1,007,119
Basic earnings (loss) per share	$(0.59)	$0.22	$0.17	$(0.17)	$0.13
Basic weighted average number of common shares outstanding	12,541,659	9,875,332	9,041,106	8,111,851	7,682,258
Net cash provided by (used in) operating activities	$(1,547,502)	$2,026,176	$914,916	$(2,300,318)	$414,471
Net cash provided by (used in) investing activities	$(12,494,877)	$(3,613,592)	$(6,822,976)	$(3,120,038)	$(770,429)
Net cash provided by (used in) financing activities	$13,831,181	$1,116,399	$681,066	$(1,314,398)	$13,049,690

In regards to the table above, note that the results of operations of our PBM segment, whose operations were discontinued effective May 15, 2007, are included in the results reflected above. In addition, the results of operations of BOSS are also reflected in the table above, from the date of acquisition, October 16, 2007.

SELECTED FINANCIAL DATA – BALANCE SHEETS

	March 31, 2008	March 31, 2007	March 31, 2006	March 31, 2005	March 31, 2004
Cash	$523,802	$735,000	$1,206,017	$6,433,011	$13,167,765
Certificate of deposit	$6,001,946	$—	$—	$—	$—
Accounts receivable, net	$7,708,349	$8,055,147	$7,465,025	$2,256,189	$1,674,312
Inventories, net	$13,614,824	$7,356,295	$5,767,056	$3,743,063	$3,225,683
Property, plant, leasehold improvements and equipment, net	$13,661,515	$11,610,506	$8,024,651	$4,485,767	$1,813,430
Goodwill, net	$13,425,493	$728,896	$728,896	$728,896	$728,896
Intellectual property, deferred compensation, other intangible assets, net	$8,590,885	$6,916,581	$4,384,842	$521,499	$510,974
Total assets	$69,014,994	$38,168,566	$32,097,141	$21,671,043	$23,655,216
Accounts payable	$(12,728,936)	$(4,793,483)	$(4,882,107)	$(1,759,512)	$(2,063,254)
Credit line payable	$(2,606,000)	—	$—	$—	$—
Notes payable	$(5,099,490)	—	$—	$—	$—
Current portion of long-term obligations	$(2,700,110)	$(1,771,884)	$(1,016,789)	$(1,818,812)	$(1,527,335)
Accrued expenses and other current liabilities	$(5,108,913)	$(4,658,756)	$(3,466,353)	$(855,364)	$(544,425)
Long-term obligations, less current portion	$(786,889)	$(3,085,172)	$(1,666,667)	$(1,562,569)	$(2,764,896)
Total liabilities	$(29,030,338)	$(14,309,295)	$(11,276,716)	$(5,996,257)	$(7,063,810)
Convertible debt	$(10,000,000)	$—	$—	$—	$—
Total shareholders’ equity	$(31,797,117)	$(24,771,935)	$(21,403,035)	$(15,675,686)	$(16,691,406)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We derive our revenues from developing, manufacturing and distributing a wide variety of nutraceuticals and cosmeticeuticals, sports nutrition products, pharmaceutical and generic drugs, and prescription and non-prescription products. We also derive revenues from the distribution of our branded product lines that include DEX-C20 and Hoodia DEX-L10 as well as from distributing others’ product lines.

Cost of goods sold is comprised of direct manufacturing and manufacturing and distribution material product costs, direct personnel compensation and other statutory benefits and indirect costs relating to labor to support product manufacture, distribution and the warehousing of production and other manufacturing overhead. In addition, for the distribution segment, the cost of all free goods for the purpose of product introduction or other incentive-based product costs are also recorded.

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

Selling, general and administrative expenses include management and general office salaries, taxes and benefits, advertising and promotional expenses, depreciation and amortization, stock compensation, insurance expenses, rents, legal and accounting costs, sales and marketing and other indirect operating costs.

Interest expense, net, consists of interest expense associated with credit lines, convertible debt, borrowings to finance capital equipment expenditures and other working capital needs and is partially offset by interest income earned on our funds held at banks. For the fiscal years ended March 31, 2008 and 2007, interest expense, net, was further reduced by interest expense incurred that was capitalizable based on pharmaceutical leasehold construction projects in process.

Effective May 15, 2007, we discontinued our pharmacy benefit management operations, due to our mutual termination of our PBM contract with Amerigroup, formerly known as CarePlus Health. Therefore, after the contract termination date, we have not received or recorded PBM segment revenues or incurred or recorded related PBM contract expenses. We did not incur contract termination or any related exit costs associated with this contract termination.

For the year ended March 31, 2008, the following amounts, which are included in our consolidated statement of operations for the fiscal year ended March 31, 2008, as discontinued operations, were attributable to our PBM segment:

•	PBM segment revenue of approximately $2.9 million;

•	PBM segment gross profit of approximately $21,000;

•	PBM segment selling, general and administrative expenses of approximately $21,000; and

•	PBM segment exit income of approximately $8,000.

        Effective October 16, 2007, we acquired 100% of the common stock of BOSS, a Florida corporation. BOSS develops, markets and distributes a wide variety of sports nutrition products, performance drinks, non-prescription dietary supplements, health and beauty care products, health food and nutritional products, soft goods and other related products. The transaction was accounted for as a purchase. The results of operations of BOSS and its subsidiaries have been included in our results of operations in our statement of operations, since the effective date of acquisition, October 16, 2007, as part of our distribution segment.

The unaudited pro forma effect of the acquisition of BOSS on our revenues, net income (loss) and net income (loss) per share, had the acquisition occurred on April 1, 2007 and 2006, respectively, is as follows:

	Year Ended March 31, 2008	Year Ended March 31, 2007
	(Unaudited)	(Unaudited)
Revenues	$89,770,058	$116,503,167
Net income (loss)	$(8,167,157)	$(1,608,112)
Basic income (loss) per share	$(0.59)	$(0.13)
Diluted income (loss) per share	$(0.59)	$(0.13)

For the period from October 16, 2007 through March 31, 2008, the following amounts, which are included in our consolidated statement of operations for the fiscal year ended March 31, 2008, were attributable to BOSS:

•	Distribution revenue of approximately $24.5 million;

•	Distribution gross profit of approximately $4.2 million;

•	Selling, general and administrative expenses of approximately $4.0 million;

•	Depreciation and amortization expense of approximately $79,000; and

•	Interest income (expense), net of approximately $(220,000).

•	Other income (expense), net of approximately $5,000.

The impact of the results of operations of BOSS, from October 16, 2007 through March 31, 2008, on our consolidated net loss for the fiscal year ended March 31, 2008, was a net loss of approximately $143,000.

Results of Operations

The table and the comparative analysis below for results of operations of the fiscal year ended March 31, 2008, as compared to the fiscal year ended March 31, 2007, excludes (1) the results of operations of BOSS, acquired by us effective October 16, 2007 and (2) the results of operations of our discontinued operations, the PBM segment, effective May 15, 2007.

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for the periods indicated.

	Year Ended March 31,
	2008	2007
Revenues	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	77.9%	58.3%

Gross profit	22.1%	42.5%
Depreciation and amortization	5.9%	3.0%
Stock compensation expense	3.1%	4.0%
Selling, general and administrative expenses	45.7%	32.2%
Other income (expense), net	(1.2)%	0.7%
Income (loss) before minority interest, income taxes and preferred dividends	(33.8)%	4.0%
Minority interest	3.0%	3.3%
Income tax (expense) / benefit	8.2%	(0.9)%
Preferred dividends	1.3%	0.8%

Net income (loss)	(23.9)%	5.6%

Fiscal Year Ended March 31, 2008, Compared to Fiscal Year Ended March 31, 2007

Our analysis of the fiscal year ended March 31, 2008, as compared to the fiscal year ended March 31, 2007, excludes results of operations of BOSS, acquired October 16, 2007 and PBM, discontinued on May 15, 2007.

Revenues

Our total revenues decreased approximately $9.2 million, or 23.1%, to approximately $30.5 million for the fiscal year ended March 31, 2008, from approximately $39.6 million for the fiscal year ended March 31, 2007.

Manufacturing revenues decreased approximately $3.3 million, or 12.2%, to approximately $23.9 million for the fiscal year ended March 31, 2008, as compared to approximately $27.3 million for the corresponding period. The number and size of three of our largest contract manufacturing customers has declined in the fiscal 2008 period as compared to the fiscal 2007 period. This is due to an overall economic decline due to timing of our customers’ advertising and period-sensitive promotions which directly affects our business segment’s manufacturing orders related to our customers’ branded product demands which is outside of our control. Manufacturing capacities and capabilities continue to be increased as we continue to enhance our existing core manufacturing equipment and standard operating procedures. As we expect customer advertising and period-sensitive promotions to continue to increase, as they have since the December 2007 quarter, we expect to have increases in the number and size of orders.

Distribution revenues decreased approximately $5.8 million or 47.8% to approximately $6.3 million for the fiscal year ended March 31, 2008, as compared to $12.1 million for the fiscal year ended March 31, 2007. Overall, sales prices vary for all product lines dependent upon a customer’s individual as well as aggregate purchase volumes in addition to the number of distribution points of sale and advertising dollars projected to be spent. For the fiscal year ended March 31, 2008, 7,641 cases of Hoodia Dex-L10 were sold versus 23,648 cases sold for the fiscal year ended March 31, 2007, based on increased competition at the mass retail chain level where the majority of the product is sold in addition to the previous 2007 period included new mass chain store introductions. In addition, during March 2007, we had introduced a new product line DEX-C20, of which 8,331 cases were sold during fiscal 2008 versus 470 cases during the 2007 fiscal year.

        Pharmaceutical revenues decreased approximately 7.9% to approximately $232,000 for the fiscal year ended March 31, 2008 as compared to $252,000 in sales for this business segment for the fiscal year ended March 31, 2007. During the fiscal year ended March 31, 2008, pharmaceutical revenues were comprised of sales of Vetprofen™, the Company’s brand of Carprofen, which was approved by the FDA during November 2007 and sales of Mucotrol. There were 428 cases of Carprofen sold from November 2007 through March 31, 2008. We sold 288 cases of Mucotrol during the fiscal year ended March 31, 2008, compared to 79 cases of Mucotrol sold during the 2007 fiscal year. During the fiscal year ended March 31, 2007, the pharmaceutical business segment generated its revenues based solely on manufacturing sales of contract repackaged products for others.

Gross Profit

Our total gross profit decreased approximately $10 million or 59.8%, to approximately $6.7 million for the fiscal year ended March 31, 2008, as compared to $16.7 million for the fiscal year ended March 31, 2007. Total gross margins decreased to 22.1% for the fiscal year ended March 31, 2008 from 42.2% for the fiscal year ended March 31, 2007.

Manufacturing gross profit decreased approximately $4.3 million, or 38.0%, to approximately $7 million for the fiscal year ended March 31, 2008, as compared to approximately $11.3 million in the corresponding period in 2007. For the fiscal year ended March 31, 2008 manufacturing gross margin decreased to 29.1%, from 41.3% in the corresponding period in 2007. Sales, gross profits and margins have decreased this 2008 fiscal year as compared to the previous 2007 period, due to decreased orders, higher costs due to increases in freight charges due to increased fuel costs, increases in resin and plastic-based packaging component costs as well as increased labor costs. Current increases in this type of labor-based direct overhead costs are in line with our planned improvements surrounding enhanced standard operating and manufacturing procedures in all of our manufacturing plants. We expect that these improvements will continue to increase our visibility in the marketplaces that we compete in for new and expanded business for the upcoming fiscal year.

Distribution gross profits decreased 64.6% or approximately $5.2 million to approximately $2.9 million for the fiscal year ended March 31, 2008, as compared to approximately $8.1 million for the fiscal year ended March 31, 2007. Distribution gross margins decreased to 45.3% for the fiscal year ended March 31, 2008 as compared to 66.7% for the fiscal year ended March 31, 2007. Gross profits and gross margins have declined based on increased competition which caused additional short-term price concessions and a change in the chain store sales mix. In addition, gross margins can vary in a given quarter based on sales promotions and advertising efforts.

Pharmaceutical gross profits decreased approximately $475,000 to approximately a gross profit deficit of $3.1 million for the fiscal year ended March 31, 2008 as compared to $2.6 million in gross profit deficit for this business segment for the fiscal year ended March 31, 2007. This was based primarily on the Cephalasporin and Beta-Lactam facilities that have no revenue streams but have costs associated with overall research and product development, and production and laboratory direct labor costs. The Largo, Florida generic drug plant has commenced initial manufacturing and has begun shipping Vetprofen™, its branded generic Carprofen during the fourth fiscal quarter ended March 31, 2008 which has assisted in offsetting some of the costs associated with other research and product development, production and laboratory direct costs related to the pharmaceutical segment. The Largo, Florida Cephalasporin and generic drug plants incurred approximately $2.5 million of costs with the Baltimore, Maryland Beta-Lactam facility having incurred approximately $850,000 of costs with revenue offsets of approximately $232,000. The drug revenues derived were generated from our generic drug plant in Largo, Florida. We are awaiting FDA facility approval of both the Baltimore, Maryland Beta-Lactam and the Largo, Florida Cephalosporin drug facility plants and we estimate and anticipate that we will begin to derive revenues during the second or third quarter of the fiscal year ended March 31, 2009.

Selling, General and Administrative Expenses

Selling, general and administrative (“SGA”) expenses consist of advertising and promotional expenses; stock compensation costs, insurance costs, research and development costs associated with the generic drug segment, personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and amortization expenses. Selling, general and administrative expenses, inclusive of stock compensation and depreciation and amortization expenses, increased approximately $1.3 million, or 8.2%, to approximately $16.7 million for the fiscal year ended March 31, 2008, as compared to approximately $15.4 million in the corresponding 2007 period. An increase of approximately $544,000 was due to the increase in purchased depreciable assets related to generic drug, cosmeceutical and nutraceutical manufacturing; approximately $167,000 in additional advertising and promotional expenses associated with promoting our distribution segment and related branded product lines, including Hoodia DEX-L10 and DEX-C20, and approximately $80,000 in increased accounting costs associated with the initial implementation of Sarbanes-Oxley compliance. Combined insurance costs have increased $272,000 in total, including health, general and product liability insurances; health insurance increased primarily due to an increase in the cost per employee and the number of employees; in addition to external insurance market influences surrounding higher premium costs for all of our business segments; consulting, officer and employee salaries have increased $785,000 in total based on increases in the number of personnel in addition to merit increases and bonuses received, and the related increase in payroll taxes was $113,000; an increase of $97,000 in director fees; approximately $181,000 increase in utilities and approximately $78,000 increase in repairs and maintenance based on additional facilities operating in Baltimore, Maryland and Largo, Florida; all of which were partially offset by approximately $624,000 decrease in the stock compensation expense directly related to the prior 2007 period’s implementation of SFAS 123R where we recognized the value of unvested stock options whereas effective March 31, 2007, we replaced all unvested stock options with our three-year restricted stock therefore reducing the amount of expense needed to be recognized; a decrease in legal fees of approximately $82,000; and a decrease of approximately $408,000 in rent expense. The rent expense decrease was a noncash expense as related to our Beta-Lactum Baltimore, Maryland, facility. As a percentage of sales, selling, general and administrative expenses increased to 54.7% for the fiscal year ended March 31, 2008 from 38.9% in the corresponding period in 2007.

Operating Income (Loss)

Operating loss was approximately $9.9 million, or 32.6% of revenues for the year ended March 31, 2008. Operating income was approximately $1.3 million, or 3.3% of revenues for the year ended March 31, 2007.

Other Income (Expense), Net

Other income (expense), net was $(352,000) for the year ended March 31, 2008, compared to approximately $257,000 for the year ended March 31, 2007. Interest income (expense), net, was approximately $(388,000) for the year ended March 31, 2008, compared to approximately $73,000 for the year ended March 31, 2007. The increase in interest expense was primarily attributable to interest expense associated with $10 million convertible debt in addition to our short-term obligations issued during 2008, and was partially offset by interest capitalized on our generic pharmaceutical leasehold construction. For the year ended March 31, 2008, other income (expense), net, of approximately $36,000, primarily consisted of customer deposits that were forfeited and income from negotiated allowances on prior years. For the year ended March 31, 2007, other income (expense), net, of approximately $183,995, primarily consisted of customer deposits that were forfeited, in addition to recycling income.

Income Tax Benefit (Expense)

          For the year ended March 31, 2008, we had recorded approximately $2.5 million of income tax benefit as compared to approximately $343,000 of income tax expense for the year ended March 31, 2007. The tax benefit was based on our tax calculation of temporary and permanent differences using the effective tax rates applied to our net loss for the year, changes in information gained related to underlying assumptions about our future operations, as well as the utilization of available operating loss carryforwards. In accordance with SFAS No. 109, “Accounting for Income Taxes,” we have evaluated whether it is more likely than not that the deferred tax asset will be realized. Based on available evidence, we have concluded that it is more likely than not that the increase in the asset will be realized by carrying back approximately $3.5 million of the operating loss and by carrying forward the remainder of the loss to future periods through the expiration dates of the operating loss carryforwards beginning 2021 and ending 2028.

Inflation And Seasonality

We believe that there was no material effect on our operations or our financial condition as a result of inflation as of and for the years ended March 31, 2008 and 2007. We also believe that our business is not seasonal, however significant promotional activities can have a direct impact on our sales volume in any given quarter.

Economic And Industry Conditions

We believe that there is a decline in general economic and industry conditions and believe that such decline has had a negative effect, that we are unable to quantify, on our operations and our financial condition as of and for the years ended March 31, 2008 and 2007. Should there be a continued material deterioration of general economic or industry conditions, our results of operations could further be impacted in any given quarter.

Financial Condition, Liquidity and Capital Resources

We ended the 2008 fiscal year with approximately $524,000 of cash and cash equivalents, a decrease from $735,000 at the end of fiscal 2007. Working capital, the excess of current assets over current liabilities, inclusive of current portion of long-term obligations, decreased to approximately $1.3 million at the end of fiscal 2008, compared with $6.6 million at the end of fiscal 2007. As of March 31, 2008, our liquidity is affected by our certificate of deposit of approximately $6 million, which is included in current assets and which is pledged as collateral for our short-term obligations to First Community Bank of America.

We have financed our operations and growth primarily through cash flows from operations, borrowing under our revolving credit facility, operating leases, trade payables, the issuance of short-term obligations, and the receipt the of $15 million of gross private placement proceeds based on our April 2007 $10 million 6% convertible preferred stock private placement together with $2.5 million issuance of common stock and a March 2004 $5 million convertible 6% preferred stock.

During February 2007, we closed on a $2 million capital lease line facility and a $5 million line of credit with a bank both at LIBOR+1.5%. As of March 31, 2008, $692,520 was outstanding on the capital lease line facility. The $5 million line of credit was paid in full on October 24, 2007.

On April 5, 2007, we closed on $12.5 million financing with Whitebox Pharmaceutical Growth Fund, Ltd. (“Whitebox”), comprised of 8% , 6 year Convertible Debt together with $2.5 million of our $0.01 par value common stock together with 400,000 warrants as related to the $2.5 million in common stock. The $10 million of debt is convertible into our common stock at $4.36 with the 400,000 warrants convertible into our common stock at $5.23.

The Company and Whitebox entered into two registration rights agreements dated April 5, 2007, one related to 573,395 shares of common stock of the Company owned by Whitebox and the other related to the shares of common stock of the Company issuable upon conversion, or as payment of interest and principal with regard to, the $10,000,000 8% Secured Convertible Promissory Note dated April 5, 2007. In compliance with the foregoing, the Company filed a registration statement (file no. 333-142369) with the Securities and Exchange Commission (the “SEC”) and caused it to become effective on December 7, 2007, pursuant to which the Company registered 1,931,395 shares, consisting of the 573,395 shares owned by Whitebox, up to 1,214,597 shares issuable upon the conversion of the note, up to 143,403 shares issuable upon the exercise of warrants owned by Rodman & Renshaw.

On April 24, 2008, the Company and Whitebox entered into an Amended and Restated Note Purchase Agreement (the “Restated Note Purchase Agreement”), Amended and Restated Convertible Promissory Note (the “Restated Note”), and Amended and Restated Registration Rights Agreement (the “Restated Registration Rights Agreement” and collectively with the “Restated Note Purchase Agreement and “Restated Note,” the “Restated Agreements”), all of which collectively serve to amend and restate the Original Note, Original Note Purchase Agreement and the Original Registration Rights Agreements. The material amendments contained in the Restated Agreements include the following:

•

The Additional Notes contemplated by the Original Note Purchase Agreement have been eliminated and replaced by adding the principal amount of the Additional Notes ($5,000,000) to the Restated Note, thus increasing the total principal amount of the Restated Note to $15,000,000.

•

The terms and conditions necessary to satisfy the issuance of the Subsequent Notes contemplated by the Original Note Purchase Agreement have been modified so that Whitebox is now required to make such loan upon the Company’s acquisition of the real estate related to its Beta-Lactam facility (which it currently leases) in Baltimore, Maryland and the satisfaction or waiver of certain other closing conditions related thereto.

•

All interest that had accrued on the Original Note from its original issue date (April 5, 2007) through April 24, 2008, in the amount of $865,058, has been converted by Whitebox into a total of 389,666 shares of the Company’s Common Stock in full satisfaction of such accrued interest.

•

The interest rate on the Restated Note from and after April 24, 2008 has been increased to 12%, but all of such interest may now be paid, at the option of the Company in shares of common stock of the Company valued at 95% of the volume weighted average market price of the shares during the 5 trading days immediately preceding the payment of interest, provided that certain “Equity Conditions” (as defined in the Restated Note) have been satisfied. If the Company does not meet the Equity Conditions, and if funds are legally available for the payment of interest, then the Company must pay such interest in cash.

•

All requirements that the Company meet certain minimum EBITDA targets have been deleted and replaced by a requirement that the Company’s Current Assets (defined as the sum of (w) 100% of the Company’s cash, plus (x) 100% of the Company’s net accounts receivables plus (y) 50% of the Company’s net inventory plus (z) 30% of the Company’s net property, plant and equipment) exceeds the Company’s Total Debt (defined as indebtedness of the Company and its subsidiaries (x) to Whitebox, (y) under the $4,000,000 revolving promissory note with Wachovia Bank, National Association and (z) under the $5,000,000 promissory note with First Community Bank of America.) If the Company fails to satisfy the foregoing Current Assets Test as of the required date for filing any Form 10-K or Form 10-Q, as applicable (the “Current Assets Test Measurement Date”), Whitebox may require the Company to redeem up to $2,000,000 of the principal amount of the Restated Note as of such Current Assets Test Measurement Date. In addition, if the Company’s Total Debt exceeds the Company’s Current Assets by more than $2,000,000 as of the Current Assets Test Measurement Date, such shortfall will constitute an Event of Default under the Restated Note, in which case the entire outstanding principal amount (including any Accreted Principal or Make-Whole Amounts (as defined by the Restated Note)) under the Restated Note will be due and payable on the 30th day after the occurrence of such default if the Company is unable to cure such default within such thirty (30) day period.

•

The provision of the Original Note Purchase Agreement that allowed Whitebox to put 1/10th of the outstanding principal amount of the Original Note (including any accreted interest) to the Company at par if (A) the sum of the Company’s (i) net accounts receivable, plus (ii) cash and cash equivalents, plus (iii) marketable securities at the end of any quarterly period were less than $7,000,000, or (B) the Company’s revenues were less than $5,000,000 for the most recently reported quarterly period, has been deleted.

•

The Company agreed to register all of the shares issuable pursuant to the Restated Note (whether as a result of a conversion or otherwise) to the extent permitted by the SEC in accordance with its rules and regulations.

•	The Company paid to Whitebox a $1,400,000 financing fee in cash.

The offering and sale of the Restated Note (as well as the Original Note and the shares issuable to Whitebox pursuant thereto) were deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offering and sale were made only to one accredited investor, and transfer of the securities has been restricted in accordance with the requirements of the Securities Act of 1933. The Company received written representations from Whitebox regarding, among other things, its accredited-investor status and investment intent.

On October 12, 2007, BOSS issued a revolving Promissory Note (“Note”) to Wachovia Bank, National Association (“Wachovia”), in the amount of $4 million or such sum as may be advanced and outstanding from time to time. Interest shall accrue on the unpaid principal balance and varies based on the LIBOR Market Index Rate plus 1.75%, for any day. The note is due and payable is consecutive monthly payments of accrued interest only, commencing on November 20, 2007, and continuing on the same day of each month thereafter until fully paid. In any event, all principal and accrued interest shall be due and payable on August 31, 2008. The principal balance on the note was $2,606,000 on March 31, 2008.

On April 25, 2008, we entered into a Modification Number 001 To Loan Agreement and a Modification Number 001 To Promissory Note with Wachovia, whereby the amount of the October 12, 2007 revolving Note to Wachovia was reduced from $4 million to $2.5 million, or such sum as may be advanced and outstanding from time to time. In addition, the rate of interest was modified whereby interest shall accrue on the unpaid principal balance and varies based on the LIBOR Market Index Rate plus 3.15%, for any day. Certain terms of the loan were modified including the financial covenant in regards to the liquidity ratio.

On October 1, 2007, we issued a $3.5 million promissory note to First Community Bank of America (“FCB”). Interest on the note is payable monthly in arrears, commencing November 6, 2007, at the rate of 7.35% per annum, with the entire principal payment plus interest due on April 6, 2008. The principal balance of the note was $3,500,000 on March 31, 2008. During October 2007, in anticipation of the October 2007 acquisition of BOSS and in light of BOSS’s short-term working capital requirements, we in turn received a short-term note receivable from BOSS of approximately $3.5 million.

On December 20, 2007, we issued a $500,000 promissory note to FCB. Interest on the note is payable monthly in arrears, commencing January 20, 2008, at the rate of 7.35% per annum, with the entire principal payment plus interest due on April 6, 2008. The principal balance of the note was $500,000 on March 31, 2008.

On January 18, 2008, we issued a $1 million promissory note to FCB. Interest on the note is payable monthly in arrears, commencing February 20, 2008, at the rate of 7.35% per annum, with the entire principal payment plus interest due on April 6, 2008. The principal balance of the note was $1,000,000 on March 31, 2008.

On April 6, 2008, we entered into a Change In Terms Agreement with FCB, whereby the $3,500,000 promissory note issued to FCB on October 1, 2007 was modified and consolidated with the $500,000 promissory note issued to FCB on December 20, 2007 and the $1,000,000 promissory note issued to FCB on January 18, 2008. In accordance with the modified terms, interest on the note is payable monthly in arrears, commencing May 6, 2008, at the rate of 5.15% per annum, with the entire principal payment of $5,000,000 plus interest being due on October 6, 2008. In connection with the promissory note, we assigned, as collateral security for the note, a certificate of deposit account with FCB in the approximate balance of $6 million as of March 31, 2008, including interest thereon.

Effective May 15, 2007, the Company discontinued its pharmacy benefit management operations, due to the Company’s mutual termination of it’s PBM contract with Amerigroup, formerly known as CarePlus Health. Therefore, after the contract termination date, the Company has not received or recorded PBM segment revenues or incurred or recorded related PBM contract expenses. The Company did not incur contract termination or any related exit costs associated with this contract termination.

Effective October 16, 2007, the Company acquired 100% of the common stock of BOSS, a developer, marketer and distributor of a wide variety of sports nutrition products, performance drinks, non-prescription dietary supplements, health and beauty care products, health food and nutritional products, soft goods and other related products. BOSS’s products are primarily marketed throughout the United States to independent pharmacies, regional and national chain drug stores, mail order facilities, mass merchandisers, deep discounters, gyms, health food stores, internet companies, distributors and brokers. It was determined by our management and our Board of Directors that it would be in our best interest acquire BOSS to further certain of ours business objectives, including without limitation, providing additional capital to support continued growth. Note that we were a related party to BOSS in that several of our officers and directors were related parties to BOSS, prior to our acquisition of BOSS, as we have previously reported in our Form 8-K filed on May 17, 2007, with the Securities and Exchange Commission, file no. 001-16185, in regards to the acquisition.

          The above was accomplished pursuant to an Agreement and Plan of Reorganization, dated May 14, 2007, for a total purchase price of $24,244,082. At the closing, we acquired all of the issued and outstanding shares of common stock of BOSS in exchange for 2,398,806 new shares of our common stock, such that BOSS shareholders received one share of our common stock in exchange for every 7 shares of BOSS common stock held, and any fractional shares were rounded up to the nearest whole share.

        On May 15, 2007, BOSS and the Company filed with the SEC a joint proxy statement/prospectus on Form S-4, in connection with the proposed acquisition of BOSS by the Company, pursuant to the terms of the definitive Merger Agreement. The S-4 Registration Statement (file no. 333-142994), as amended, was declared effective on July 5, 2007, for the registration of up to 3,500,000 shares of common stock of the Company. On August 10, 2007, the Merger Agreement was approved by shareholders of the Company and BOSS.

The transaction was accounted for as a purchase. The results of operations of BOSS and its subsidiaries have been included in the our results of operations in the our statement of operations, since the effective date of acquisition, October 16, 2007, as part of our distribution segment.

The aggregate cost of this acquisition was as follows:

Assumption of liabilities	$15,625,185
Cash paid for acquisition costs	103,136
Common stock issued	8,515,761

$24,244,082

The aggregate purchase price was allocated as follows:

Inventory	$6,441,846
Accounts receivable	1,820,716
Cash acquired	1,290,137
Property, leasehold improvements and equipment	643,887
Prepaid expenses	463,018
Certificate of deposit	201,891
Other current assets	190,352
Deferred income taxes	177,800
Other assets	24,364
Intangible assets	283,457
Goodwill	12,706,614

$24,244,082

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

MARCH 31, 2008 FISCAL YEAR ENDED CASH FLOW ANALYSIS

The following table summarizes our cash flows from operating, investing and financing activities for each of the past two fiscal years:

Fiscal Year	2008	2007
Total cash provided by (used in):
Operating activities	$(1,547,502)	$3,977,619
Investing activities	(12,494,877)	(5,565,035)
Financing activities	13,831,181	1,116,399
Increase (decrease) in cash and cash equivalents	$(211,198)	$(471,017)

Due to our non-cash based acquisition of BOSS on October 16, 2007, note herein that apparent changes in our balance sheet as of March 31, 2008 and our related statement of operations for the year ended March 31, 2008, will not be reflected in this cash flow analysis, due to the non-cash basis of the transaction.

Operating Activities

Net cash used in operating activities was approximately $1.5 million for fiscal 2008, as compared to net cash provided by operating activities of approximately $670,000 for the fiscal 2007. The decline in operating cash flows for fiscal 2008, compared with the prior fiscal year, was due primarily to a decrease in cash provided from changes in operating assets and liabilities, as well as our net loss.

We incurred a net loss before preferred stock dividends of approximately $7 million for fiscal 2008, compared to net income before preferred stock dividends of approximately $2.5 million for fiscal 2007. The changes in operating assets and liabilities were due primarily to the increase in accounts receivable, other, and a decrease in accrued expenses and other payables, all of which was partially offset by a decrease in accounts receivable, inventories, prepaid expenses and other current assets, deferred tax asset, intangible and other assets, media credits, and amounts due from affiliates, as well as an increase in accounts payable. The increase in accounts receivable, other, was primarily related to reimbursements due from a customer, which may exceed customary credit terms, for product and mass chain shelving requirements that we advanced. The decrease in accrued expenses and other payables resulted from the timing of vendor payments. The decrease in accounts receivable was primarily due to a decrease in credit sales and our increased collection efforts. Inventories decreased primarily due to changes in our product mix and our efforts to improve our levels of inventory on hand. The decrease in prepaid expenses and other current assets was primarily due to the timing of insurance policy renewals. The decrease in media credits was due to the expiration of all available credits. The decrease in amounts due from affiliates was based on the timing of payments received. The increase in accounts payable resulted primarily from higher business volumes and the timing of vendor payments.

Investing Activities

Net cash used in investing activities was approximately $12.5 million for fiscal 2008, as compared to net cash used of approximately $5.6 million for fiscal 2007. The change in fiscal 2008 was due primarily to a certificate of deposit investment with the source of those funds being a portion of the gross proceeds received from the Whitebox private placement closed in April 2007, leasehold improvement and equipment purchases, the receipt of a note receivable from BOSS prior to our acquisition of BOSS, intangible asset purchases, and usage related to the minority interest associated with American Antibiotics plant in Baltimore, Maryland, all of which were partially offset by proceeds received from a matured certificate of deposit, cash acquired upon the acquisition of BOSS, and repayments of notes receivable.

Financing Activities

Net cash provided by financing activities was approximately $13.8 million for fiscal 2008, as compared to cash provided by financing activities of approximately $1.1 million for fiscal 2007. The change in fiscal 2008 was primarily attributable to proceeds received from private placement convertible debt and private placement common stock issuance in April 2007, proceeds from the issuance of short-term obligations and long-term obligations, and proceeds from stock options exercised, all of which were partially offset by net repayments on our revolving credit facility, payments of private placement fees, payments of short-term obligations, payments of long-term obligations, and payments of acquisition costs.

We believe that cash expected to be generated from operations, current cash reserves, and existing financial arrangements will be sufficient for us to meet our capital expenditures and working capital needs for our operations as presently conducted. Our future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities, expected results from recent procedural changes surrounding the acceptance of manufacturing sales orders, and possible acquisitions. In particular, we have added additional manufacturing lines and have purchased additional fully automated manufacturing equipment to meet our present and future growth. Our plans may require the leasing of additional facilities and/or the leasing or purchase of additional equipment in the future to accommodate further expansion of our manufacturing, warehousing and related storage needs.

If cash flows from operations, current cash reserves and available credit facilities are not sufficient, it will be necessary for us to seek additional financing. There can be no assurance that such financing would be available in amounts and on terms acceptable to us.

Capital Expenditure Commitments

The Company has no contractual commitments as related to capital expenditures as of March 31, 2008 and 2007. However, during February 2007, the Company entered into a 5 year, $2 million capital lease line with a bank at LIBOR+1.5%. As of March 31, 2008, $692,520 was outstanding on this line.

Payments Due by Period

The following table illustrates our outstanding debt, purchase obligations, and related payment projections as of March 31, 2008:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years
Series B convertible preferred stock (1)	$5,000,000	$—	$5,000,000	$—
Series B preferred stock dividends (1)	1,650,000	550,000	1,100,000	—
Convertible debt	10,000,000	—	—	10,000,000
Convertible debt interest (1)	5,610,992	810,992	2,400,000	2,400,000
Credit line payable	2,606,000	2,606,000	—	—
Loan and notes payable	7,705,490	7,705,490	—	—
Trade payables	12,728,936	12,728,936	—	—
Other liabilities and accrued expenses	6,095,912	5,309,023	786,889	—

Subtotal	$51,397,330	$29,710,441	$9,286,889	$12,400,000
Purchase obligations	—	—	—	—
Capital leases	692,520	144,348	351,590	196,582
Operating leases	4,103,252	1,320,438	1,781,951	1,000,863

Total	$56,193,102	$31,175,227	$11,420,430	$13,597,445

Footnote:

(1)	The payments to be made are eligible to be paid in cash or in the form of the Company’s $0.01 par value common stock at the Company’s option.

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our financial position, results of operations and related cash flows. The following list is not intended to be a comprehensive list and in some cases, the accounting treatment of a particular transaction is specifically dictated by U.S. generally accepted accounting principles thus there is no need for management’s judgment in their application. In some cases however, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements for the fiscal years ended March 31, 2008 and 2007 included in this Form 10-K report. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

        Principles of Consolidation: The consolidated financial statements as of and for the year ended March 31, 2008 include the accounts of GeoPharma, Inc., which is continuing to do manufacturing business as Innovative Health Products, Inc., and its wholly-owned subsidiaries IHP Marketing, Breakthrough, Breakthrough Marketing, Belcher, Belcher Capital, Go2PBM Services, Inc., Libi Labs and its 51% owned LLC, American Antibiotics, which is accounted for given the consideration of the 49% minority interest. Effective June 14, 2007, the Company acquired EZ-Med Company, a Florida corporation. Effective October 16, 2007, the Company acquired Dynamic Health Products, Inc., a Florida corporation, and its wholly-owned subsidiaries, consisting of its Florida wholly-owned subsidiaries, Online Meds Rx, Inc., Herbal Health Products, Inc., and Dynamic Marketing I, Inc., its Nevada wholly-owned subsidiary, Pharma Labs Rx, Inc., and its Pennsylvania wholly-owned subsidiary, Bob O’Leary Health Food Distributor Co., Inc. All transactions relating to significant intercompany balances and transactions have been eliminated in consolidation.

Subsequent to the October 16, 2007 acquisition of BOSS, management analyzed the corporate structure of BOSS and consolidated the operations of the various operating subsidiaries, and determined that in light of the fact that by March 31, 2008 there remained only one operating entity, that it would be in the best interest of the Company to simplify the corporate structure of BOSS. Therefore, effective March 31, 2008, Online Meds Rx, Inc., Herbal Health Products, Inc., Dynamic Marketing I, Inc. and Bob O’Leary Health Food Distributor Co., Inc. were merged into Dynamic Health Products, Inc., and Pharma Labs Rx, Inc. was dissolved, so that the remaining corporate entity of BOSS, effective March 31, 2008 was Dynamic Health Products, Inc.

The consolidated financial statements as of and for the year ended March 31, 2007 include the accounts of GeoPharma, which is continuing to do manufacturing business as Innovative and its wholly-owned subsidiaries IHP Marketing, Breakthrough, Breakthrough Marketing, Belcher, Belcher Capital, Go2PBM Services, Inc., Libi Labs and its 51% owned LLC, American Antibiotics, which is accounted for given the consideration of the 49% minority interest. All transactions relating to significant intercompany balances and transactions have been eliminated in consolidation.

Industry Segments: In accordance with the provisions of Statement of Financial Accounting Standards No. 131, (SFAS 131), Disclosures about Segments of an

Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker (“CODM”) related to the allocation of resources and in the resulting assessment of the segment’s overall performance. The measure used by the Company’s CODM is a business segment’s gross profit. For the years ended March 31, 2008 and 2007, the Company had three industry segments that accompany corporate: manufacturing, distribution, pharmacy benefit management and pharmaceutical, excluding its PBM segment. Effective May 15, 2007, the Company mutually terminated its Pharmacy Benefit Management contract with AmeriGroup, formerly known as CarePlus, and as a result, the pharmacy benefit management segment was therefore ended.

Cash and Cash Equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Certificate of Deposit: The certificate of deposit earns interest at a rate of 3.15% per annum, matures on October 6, 2008, and has been assigned as collateral for the $5 million note payable to First Community Bank of America, due on October 6, 2008.

Accounts Receivable: Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

Inventories: Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method.

Property, Plant, Leasehold Improvements and Equipment: Depreciation is provided for using the straight-line method, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives (asset categories range from three to thirty-nine years). Leasehold improvements are amortized using the straight-line method over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Leased equipment under capital leases is amortized using the straight-line method over the lives of the respective leases or over the service lives of the assets, whichever is shorter, for those leases that substantially transfer ownership. Accelerated depreciation methods are used for tax purposes.

Intangible Assets: Intangible assets consist primarily of goodwill and intellectual property. Effective April 1, 2002 with the adoption of SFAS 142, “Goodwill and Other Intangibles”, intangible assets with an indefinite life, namely goodwill and the intellectual property, are not amortized. Intangible assets with a definite life are amortized on a straight-line basis with estimate useful lives ranging from 1 to 3 years. Indefinite lived intangible assets will be tested for impairment yearly and will be tested for impairment between the annual tests should an event occur or should circumstances change that would indicate that the carrying amount may be impaired. The Company has selected January 1, as the annual date to test these assets for impairment. Based on the required analyses performed as of that annual test date, no impairment loss was required to be recorded for the fiscal year ended March 31, 2008 or 2007.

Impairment of Assets: In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There have been no impairment losses recorded as of and for the fiscal years ended March 31, 2008 and 2007.

Income Taxes: The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes”. Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

Earning (Loss) Per Common Share: Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method.

        Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates, assumptions and apply certain critical accounting policies that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at March 31, 2008 and 2007, as well as the reported amounts of revenues and expenses for the fiscal years ended March 31, 2008 and 2007. Estimates and assumptions used in our financial statements are based on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions also require the application of certain accounting policies, many of which require estimates and assumptions about future events and their effect on amounts reported in the financial statements and related notes. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on our financial condition, results of operations and cash flows.

Revenue and Cost of Sales Recognition: In accordance with SAB 101, “Revenue Recognition in Financial Statements”, revenues are recognized by the Company when the merchandise is shipped which is when title and risk of loss has passed to the external customer. The Company analyzes the status of the allowance for uncollectible accounts based on historical experience, customer history and overall credit outstanding. For our distribution segment, any charge backs or other sales allowances immediately reduce the gross receivable with the corresponding reduction effected through increases in sales allowances which directly reduce sales revenue.

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

Costs incurred by BOSS for shipping, handling and warehousing are included in selling, general and administrative expenses in the statements of operations.

Advertising Costs: In accordance with Statement of Position No. 93-7, “Reporting on Advertising Costs” (SOP 93-7), the Company charges advertising costs, including those for catalog sales and direct mail, to expense as incurred. Advertising expenses are included in selling, general and administrative expenses in the statements of operations. For cooperative advertising allowances received from third party manufacturers and vendors, the Company applies EITF Issue No. 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”. These allowances are included as a reduction in cost of goods sold.

Research and Development Costs: Costs incurred to develop our generic pharmaceutical products for the Company are expensed as incurred and charged to research and development.

Fair Value of Financial Instruments: The Company, in estimating its fair value disclosures for financial instruments, uses the following methods and assumptions: Cash, Accounts Receivable, Accounts Payable and Accrued Expenses: The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate their fair value due to their relatively short maturity. Short-term and Long-term Obligations: The fair value of the Company’s fixed-rate short-term and long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At March 31, 2008 and 2007, the fair value of the Company’s short-term and long-term obligations approximated their carrying value. Credit Line Payable: The carrying amount of the Company’s credit line payable approximates fair market value since the interest rate on these instruments corresponds to market interest rates.

Reclassifications: Certain reclassifications have been made to the financial statements as of and for the fiscal year ended March 31, 2007 to conform to the presentation as of and for the year ended March 31, 2008.

Stock-Based Compensation: Effective April 1, 2006, the Company was required to adopt Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R) which replaces SFAS 123 and SFAS 148, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). SFAS 123R requires the cost relating to share-based payment transactions in which an entity exchanges its equity instruments for goods and services from either employees or non-employees be recognized in the financial statements as the goods are received or when the services are rendered. That cost will be measured based on the fair value of the equity instrument issued. We will no longer be permitted to follow the previously-followed intrinsic value accounting method that APB No. 25 allowed which resulted in no expense being recorded for stock option grants where the exercise price was equal to or greater than the fair market value of the underlying stock on the date of grant and further permitted disclosure-only pro forma compensation expense effects on net income. SFAS 123R now applies to all of the Company’s existing outstanding unvested share-based payment stock option awards as well as any and all future awards. We elected to use the modified prospective transition as opposed to the modified retrospective transition method such that financial statements prior to adoption remain unchanged. The Black-Scholes option pricing model was applied to value the Company’s stock option compensation expense as was used by the Company previously in the pro forma disclosures. Effective March 31, 2007, the Company converted all unvested stock options to the Company’s three year restricted common stock.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and also establishes a framework for measuring fair value. The provisions of this Statement are effective for fiscal years beginning after November 15, 2007. We have determined that the adoption of this Statement will not have a material impact on our financial statements.

The Company adopted Financial Standards Board Interpretation No. 48, Accounting for Income Taxes (“FIN 48”). As a result of the adoption of FIN 48, the Company has not recognized a material adjustment in the liability for unrecognized tax benefits and has not recorded any provision for penalties or interest related to uncertain tax positions.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not exposed to significant interest rate or foreign currency exchange rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is attached hereto beginning on Page F-1. The Company’s unaudited selected quarterly data for each of the quarters for the fiscal years ended March 31, 2008 and 2007 are presented as follows:

In regards to the table below, note that the results of operations of our PBM segment, whose operations were discontinued effective May 15, 2007, are included in the selected quarterly data below and were immaterial. Discontinued operations net income (loss), net of income tax, was $8,380 and $(25,847) for the fiscal years ended March 31, 2008 and 2007, respectively. In addition, the results of operations of BOSS are also reflected in the table below, from the date of acquisition, October 16, 2007.

SELECTED QUARTERLY DATA

	Quarter ended: June 30, 2007	Sept. 30, 2007	Dec. 31, 2007	Mar. 31, 2008
Net sales	$9,745,041	$6,021,157	$18,237,338	$23,889,802
Gross profit	$1,531,540	$1,231,469	$3,575,455	$4,610,351
SGA	$2,904,590	$3,430,179	$5,100,221	$6,548,563
Stock compensation expense	$156,590	$264,247	$266,658	$269,738
Depreciation and amortization	$363,127	$372,231	$487,050	$644,039
Other income (expense), net	$(192,469)	$(33,052)	$(229,518)	$(112,715)
Minority interest benefit (expense)	$225,662	$216,793	$202,495	$254,847
Income tax benefit (expense)	$807,600	$877,802	$729,951	$94,462
Preferred dividends	$108,333	$100,002	$100,001	$99,999
Net income (loss) available to common shareholders	$(1,143,707)	$(1,873,647)	$(1,675,547)	$(2,731,994)
Basic earnings (loss) per share	$(0.11)	$(0.16)	$(0.12)	$(0.20)
Basic weighted average number of common shares outstanding	10,644,325	11,436,721	13,805,912	12,541,659

SELECTED QUARTERLY DATA

	Quarter ended: June 30, 2006	Sept. 30, 2006	Dec. 31, 2006	Mar. 31, 2007
Net sales	$14,396,367	$16,678,796	$14,284,493	$14,432,481
Gross profit	$3,472,239	$4,664,984	$4,516,429	$4,214,368
SGA	$2,609,526	$3,307,757	$2,967,892	$3,955,132
Stock compensation expense	$427,675	$427,675	$427,675	$298,678
Depreciation and amortization	$236,062	$245,565	$347,385	$334,736
Other income (expense), net	$30,120	$140,993	$(34,200)	$120,376
Minority interest	$348,294	$327,057	$319,998	$314,703
Income tax benefit (expense)	$(304,000)	$(284,000)	$(300,000)	$545,049
Preferred dividends	$75,000	$75,000	$75,000	$75,000
Net income (loss) available to common shareholders	$194,900	$793,037	$684,275	$534,440
Basic earnings (loss) per share	$0.02	$0.08	$0.07	$0.05
Basic weighted average number of common shares outstanding	9,868,409	9,927,195	9,818,924	9,875,332

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report. They have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of March 31, 2008, as further described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Overview

Internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2008.

Management’s Assessment

        We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives and we are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management evaluated, under the supervision and with the participation of our CEO and our CFO, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008.

Based upon this evaluation, our CEO and CFO have concluded that our current disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures. This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers, directors and significant employees and their ages and their respective positions as of March 31, 2008 were as follows:

Name	Age	Position
Jugal K. Taneja	64	Chairman of the Board and Director
Mihir K. Taneja	33	Chief Executive Officer, Secretary and Director
Kotha S. Sekharam, Ph.D	57	President and Director
Carol Dore-Falcone	43	Senior Vice President, Chief Financial Officer and Director
Mandeep K. Taneja	34	Vice President, General Counsel and Director
Barry H. Dash, Ph.D	76	Director
William L. LaGamba	49	Director
Shan Shikarpuri	57	Director
George L. Stuart, Jr.	62	Director
A. Theodore Stautberg	61	Director
Rafick Henein, Ph.D.	67	Director

JUGAL K. TANEJA has served as our Chairman of the Board since June of 1998. Until June 1998, he also served as Chief Executive Officer for Dynamic Health Products, Inc. Mr. Taneja holds a Bachelors of Science Degree in Mining & Petroleum, a M.S. in Mechanical Engineering at New York University and a MBA from Rutgers University. Although he devotes substantial time to our operations and business, Mr. Taneja does not devote his full time to our business. Mr. Taneja is the father of Mihir K. Taneja, our Chief Executive Officer and Mandeep K. Taneja, our Vice President and General Counsel.

MIHIR K. TANEJA has served as our Chief Executive Officer, Secretary and a Director since November 1999. Prior to this he served as our Vice President of Marketing since June 1998. He also served as Dynamic Health Products, Inc.’s Vice President of Marketing from July 1996 to November 1999. Prior to joining Dynamic Health Products, Inc., Mr. Taneja served as a market and financial analyst for Bancapital Corporation from 1994 to 1996. Mr. Taneja holds Bachelor of Arts degrees in finance and marketing from the University of Miami. Mr. Taneja is the son of Jugal K. Taneja, our Chairman of the Board and the brother of Mandeep K. Taneja, our General Counsel.

DR. KOTHA S. SEKHARAM currently serves as our President and a Director. Prior to this, Dr. Sekharam was a founder and director of Nu-Wave Health Products, Inc., a developer and manufacturer of over-the-counter analgesic roll-ons and creams, dietary supplements and health and beauty care products. Dynamic Health Products, Inc. acquired 80% of Nu-Wave in September 1995 and the additional 20% of Nu-Wave in July 1997. Dr. Sekharam served as President of Nu-Wave from June 1996 through March 1998 and Vice President of Nu-Wave from September 1995 until June 1996. From 1992 until September 1995, he served as Director of Research and Development of Energy Factors, Inc., our predecessor. He has served as President of Dynamic from June 1996 until October 200, and has served as our President since June 1998. Dr. Sekharam holds a Ph.D. in food sciences from Central Food Technological Research Institute, Mysore, India, a United Nations university center and has been employed in the food and health industry since 1982.

CAROL DORE-FALCONE served as our Vice President and Chief Financial Officer from August 1999 until January 2008, since which time she has served as our Senior Vice President and a Director, in addition to Chief Financial Officer. She has also served as Vice President and Chief Financial Officer of Dynamic Health Products, Inc. from August 1999 until November 7, 2000. Prior to joining us, Ms. Dore-Falcone was employed as an audit manager with Deloitte & Touche, Certified Public Accountants, where she had served in various capacities since January 1990. Ms. Dore-Falcone is a certified public accountant and holds a B.S. degree in Accounting from Montclair State University and an M.B.A. from the University of Tampa.

        MANDEEP K. TANEJA served as our General Counsel and a Director from October 16, 2007 until January 2008, since which time he has served as our Vice President, in addition to General Counsel and a Director. Prior to that, he served as a director and President of Dynamic Health Products, Inc. since November 2000, and as Dynamic Health Product’s Chief Executive Officer since December 2002. He served as President of Online Meds Rx, Inc., from June 2000 until November 2000. In addition, he served as Director of Finance for Dynamic Life Korea, Ltd. from April 2000 until November 2001. Prior to that he was employed as an associate of Johnson, Blakely, Pope, Bokor, Ruppel & Burns, P.A. Mr. Taneja holds a Bachelor of Arts degree in political science from the University of Rochester as well as Management Certificates in marketing and organizational behavior. He also holds a Juris Doctorate from the University of Miami and is an attorney. Mr. Taneja is the son of Jugal K. Taneja, our Chairman of the Board and the brother of Mihir K. Taneja, our Chief Executive Officer.

          DR. BARRY H. DASH has served as a Director since January 2004. In addition, Dr. Dash has been President of Dash Associates, LLC since 1995, where he provides consulting to the pharmaceutical and health care industries. Prior to this he served 31 years as Senior Vice President of American Home Products Corporation, Whitehall-Robins Healthcare, now Wyeth; and served as a professor at Columbia University College of Pharmaceutical Sciences from 1956-1962. Dr. Dash holds a Ph.D. in Medicinal Chemistry and Pharmaceutics from the University of Florida, MS in Pharmacy and a BS in Pharmaceutical Sciences both from Columbia University.

WILLIAM L. LaGAMBA has served as a Director since July 2005. Prior to that, he served as President and Chief Operating Officer of DrugMax, Inc. from October 2000 until August 2005. From March 2000 to March 2002, he also served as the DrugMax’s Chief Executive Officer and from November 1999 to October 2000, he also served as DrugMax’s Secretary and Treasurer. From June 1998 until November 1999, Mr. LaGamba served as Chief Executive Officer and a director of of Dynamic Health Products, Inc. He was also a founder and the President of Becan Distributors, Inc. from its inception in January 1997 until it was acquired by DrugMax in November 1999. For 12 years prior to January 1997, Mr. LaGamba served in various capacities for McKesson Drug Company, a large distributor of pharmaceuticals, health and beauty care products and services, and FoxMeyer Drug Company.

SHAN SHIKARPURI has served as a Director since November 2003. In addition, he is the founding principal of his Palm Harbor accounting firm, Shan Shikarpuri & Associates, P.A., which has been doing business in Florida for the past twenty years. Mr. Shikarpuri earned three degrees from Florida State University, has taught accounting and income tax law at the University of South Florida and the University of Virginia, and has trained auditors at the Office of Inspectors General in Washington, D.C. He is a past president of the Palm Harbor Chamber of Commerce, is active in many civic organizations and is a frequent speaker on tax and accounting issues. In addition, he was a past member of the Tampa Bay Regional Planning Council representing Pinellas County. He has served on the board of directors of the Sun Coast Chapter of the Florida Institute of CPAs and is currently on the board of numerous privately held corporations and not-for-profit organizations in the Tampa Bay area.

GEORGE L. STUART, JR. has served as a Director since March 2000. Mr. Stuart is the President of George Stuart & Associates, a management consulting firm. From August 2005 to January 2007, Mr. Stuart served as Senior Vice President of Mirabilis Ventures, Inc., a merger and acquisition company headquartered in Orlando, Florida. In addition, Mr. Stuart was the Chief Executive Officer of DoctorSurf.com, Inc. from December 1999 to July 2000. From July 1997 to December 1999, Mr. Stuart was Vice President and a director of Leapfrog Smart Products, Inc., a high-technology smart card development company in Orlando, Florida. From January 1995 to July 1997, Mr. Stuart was a partner in Stuart/Cloud Enterprises, Ltd., a government relations, business development and organizational consulting firm in Tallahassee, Florida. Mr. Stuart was a Florida State Senator from 1978 through 1990. From January 1991 to January 1995, Mr. Stuart served as the Secretary and Chief Executive Officer of the State of Florida’s Department of Business and Professional Regulation. Mr. Stuart holds a B.A. degree in Economics from the University of Florida and an M.B.A. from Harvard University’s Graduate School of Business.

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

Committees of the Board of Directors

Our board of directors has formed the following committees with each of its respective members listed:

•	Audit Committee consists of Mssrs. Dash, Shikapuri and Stautberg, with Mssr. Shikarpuri representing the audit committee financial expert;

•	Compensation Committee consists of Mssrs. Dash, Stuart and Stautberg;

•	Executive Committee consists of Mssrs. Dash, LaGamba and Mihir Taneja; and

•	Nominating Committee consists of Mssrs. Dash, Shikapuri and Stuart.

Our board of directors has determined that Mssr. Shikarpuri of the Audit Committee is an independent director, using the Nasdaq standard of independence. GeoPharma’s Audit Committee consisted of Messrs. Shikarpuri, Dash and Stautberg. Each of the members of the Audit Committee is independent pursuant to Rule 4200(a)(14) of the National Association of Securities Dealers’ listing standards. The board also has determined that Mssr. Shikarpuri qualifies as an “audit committee financial expert” under the rules of the SEC.

Our board of directors met four times during the fiscal year March 31, 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year ended March 31, 2008, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company’s Common Stock that failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 on a timely basis during the fiscal year.

Code of Ethics

In 2003, the Company adopted a Code of Ethics and Business Conduct, within the meaning of Item 406(b) of Regulation S-K, that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A complete copy of the Code of Ethics and Business Conduct is posted at our website at www.geopharmainc.com and can be accessed through the link indicated on our Home page. Any amendments to, or waivers of, the Code of Ethics will be promptly disclosed on our website.

ITEM 11.	EXECUTIVE COMPENSATION.

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

        The compensation level of our Chief Executive Officer (“CEO”), our President, our Chief Financial Officer (“CFO”), and our General Counsel in general is comparable to other industry executives, and reflects their unique positions and incentive to positively affect our future operating performance and shareholder value. Our CEO’s, our President’s, our CFO’s and our General Counsel’s compensation is heavily weighted toward equity compensation, primarily through restricted stock grants, to provide a relatively strong personal economic incentive for these executives to increase our revenue, our profits as well as increase the market price of our common shares. Specific salary and bonus levels, as well as the amount and timing of equity incentive grants, has been developed in the Company’s Compensation Incentive Plan (“CIP”). Executive compensation is primarily paid or granted pursuant to the Company’s CIP and each executive’s formal compensation agreement all of which is approved annually by the Board’s independent Compensation Committee. Compensation adjustments are made occasionally based on changes in an executive’s level of responsibility or on changed local and specific executive employment market conditions.

Employment Arrangements

Effective April 1, 2004, the Company renewed employment agreements with each of its officers, Mihir K. Taneja, Chief Executive Officer, Kotha S. Sekharam, President, and Carol Dore-Falcone, Senior Vice President and Chief Financial Officer, for a three year term, at annual salaries of $240,000, $170,000 and $160,000, plus benefits, respectively, through the fiscal year ended March 31, 2007. The agreements provided for annual increases as approved by the Compensation Committee and the Board.

Effective April 1, 2008, the Company entered into a new employment agreement with each of its officers, Mihir K. Taneja, Chief Executive Officer, Kotha S. Sekharam, President, and Carol Dore-Falcone, Senior Vice President and Chief Financial Officer, and Mandeep K. Taneja, Vice President and General Counsel, for a three year term, at base annual salaries of $300,000, $225,000, $200,000 and $200,000, respectively, through the fiscal year ended March 31, 2011. For fiscal years beginning 2009 and thereafter, each agreement provides for the appointment of an independent consultant to review base salaries with reference to prevailing competitive standards for comparable positions in organizations similar to the Company. In addition, each agreement contains provisions for payment of bonuses and other benefits, and termination with cause or without cause.

Officers and employees are permitted to participate in our benefits and employee benefit plans that may be in effect from time to time, to the extent eligible, and each employee is entitled to receive an annual bonus as determined in the sole discretion of our Compensation Committee and the Board of Directors annually based on the Committee and the Board’s evaluation of the officer’s or employee’s performance as well as the Company’s financial performance as documented in the Company’s Compensation Incentive Plan.

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate cash compensation paid during the three fiscal years ended March 31, 2008, 2007 and 2006 to GeoPharma’s Chief Executive Officer and our three most highly compensated executive officers other than our Chief Executive Officer. Other than as listed below, the Company had no executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year

Name and Principal Position	Year	Salary $	Bonus $		Stock Awards $		Option Awards $ (5)		Total $(9)
Mihir K. Taneja Chief Executive Officer	2008	$264,266	$220,000	(1)	$220,000	(1)	$0		$484,266
	2007	$235,018	$297,600	(2)	$178,560	(2)	$0		$532,618
	2006	$196,425	$200,000	(3)	$120,000	(3)	$487,500	(6)	$883,925

Kotha S. Sekharam, PhD. President	2008	$204,279	$80,000	(1)	$80,000	(1)	$0		$284,279
	2007	$181,784	$0	(2)	$0	(2)	$0		$181,784
	2006	$159,076	$160,000	(3)	$96,000	(4)	$292,500	(7)	$611,576

Carol Dore-Falcone Senior Vice President and Chief Financial Officer	2008	$189,087	$148,000	(1)	$148,000	(1)	$0		$337,087
	2007	$163,295	$198,400	(2)	$119,040	(2)	$0		$361,695
	2006	$151,053	$150,000	(3)	$90,000	(4)	$243,750	(8)	$544,803

Mandeep K. Taneja (10) Vice President and General Counsel	2008	$74,945	$136,000	(1)	$136,000	(1)	$0		$210,945

Summary Compensation Table Footnotes

(1)	In accordance with the Compensation Committee’s Compensation Incentive Plan, the Bonus as determined and approved by the Compensation Committee on June 18, 2008, based on audited results for the March 31 fiscal year end. Based on that Compensation Plan management was awarded 80% of their fiscal 2008 salary for the CEO, the CFO and the General Counsel and 40% for the President, which will take the form of 3-year restricted stock. The Nasdaq Capital Market closing price on June 18, 2008 was $2.63.
(2)	In accordance with the compensation committee’s Compensation Incentive Plan, (the “CIP”), the Bonus is determined based on audited results for the March 31 fiscal year end. The Bonus amount is comprised of 40% cash and 60% in 3-year restricted stock. The compensation committee based their approval for the bonus awarded as set forth in the criteria outlined in the CIP and is included as an Exhibit to this report. The timing of the determination and the issuance of the CIP bonus award is contingent on the completion of the audit of the Company financial statements and is therefore paid out prorate over the subsequent months of July through December for the previous fiscal year ended March 31. The date of the CIP bonus award was June 20, 2007 and the closing price on Nasdaq Capital Market of the Company’s common stock on that date was $4.13.
(3)	In accordance with the compensation committee’s Compensation Incentive Plan, (the “CIP”), the Bonus is determined based on audited results for the March 31 fiscal year end. The Bonus amount is comprised of 40% cash and 60% in 3-year restricted stock. The compensation committee based their approval for the bonus awarded as set forth in the criteria outlined in the CIP and is included as an Exhibit to this report. The timing of the determination and the issuance of the CIP bonus award is contingent on the completion of the audit of the Company financial statements and is therefore paid out prorate over the subsequent months of July through December for the previous fiscal year ended March 31. The date of the CIP bonus award was June 12, 2006 and the closing price on Nasdaq Capital Market of the Company’s common stock on that date was $4.12.
(4)	As noted in footnote (3) above, the amount represents 60% of the bonus awarded and is awarded in the form of the Company’s common stock with a three-year minimum restrictive legend.
(5)	Effective March 31, 2007, pursuant to the Compensation Committee’s Stock Option Conversion Plan, the Company exchanged all unvested stock options issued under its 1999 Employee and NonEmployee Stock Option Plans, based on an exchange formula that, among other things, was based on the exercise price on the date of grant and the market value on the March 31, 2007 effective date. Therefore, no stock options were reflected as issued for the fiscal year ended March 31, 2007.
(6)	The amount represents 250,000 stock option granted at an exercise price of $1.95, the closing price of the Nasdaq Capital Market on the date of grant, June 12, 2006. The options vest equally over three years. 50,000 of the 250,000 stock options granted represent board of director options granted.
(7)	The amount represents 150,000 stock option granted at an exercise price of $1.95, the closing price of the Nasdaq Capital Market on the date of grant, June 12, 2006. The options vest equally over three years. 50,000 of the 150,000 stock options granted represent board of director options granted.
(8)	The amount represents 125,000 stock option granted at an exercise price of $1.95, the closing price of the Nasdaq Capital Market on the date of grant, June 12, 2006.
(9)	The total omits the value presented in “Stock Awards” column as that amount in included in column of the dollar value presented in “Bonus” column.
(10)	Mandeep Taneja commenced his employment with the Company on October 16, 2007. His annualized salary was equivalent to approximately $173,576 per year, through March 31, 2008.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth the equity-based awards during the fiscal years ended March 31, 2008, 2007 and 2006, to GeoPharma’s Chief Executive Officer and our three most highly compensated executive officers other than our Chief Executive Officer.

Name and Principal Position	Grant date(3)		All other stock awards: Number of shares of stock
Mihir K. Taneja Chief Executive Officer	06/12/2006	(1)	52,863
	03/31/2007	(2)	107,500
	06/30/2007	(3)	128,661
	06/18/2008	(4)	226,724

Kotha S. Sekharam, PhD. President	06/12/2006	(1)	42,291
	03/31/2007	(2)	70,833
	06/30/2007	(3)	30,000
	06/18/2008	(4)	105,172

Carol Dore-Falcone Senior Vice President and Chief Financial Officer	06/12/2006	(1)	39,648
	03/31/2007	(2)	48,333
	06/30/2007	(3)	72,441
	06/18/2008	(4)	132,069

Mandeep K. Taneja Vice President and General Counsel
	06/18/2008	(4)	123,793

Grants of Plan-based Awards Footnotes:

(1)	In accordance with the Compensation Committee’s Compensation Incentive Plan, (the “CIP”), the bonus is determined based on audited results for the March 31, 2006 fiscal year end. The bonus amount is comprised of 40% cash and 60% in 3-year restricted stock. The compensation committee based their approval for the bonus awarded as set forth in the criteria outlined in the CIP and is included as an Exhibit to this report. The timing of the determination and the issuance of the CIP bonus award is contingent on the completion of the audit of the Company financial statements. The date of the CIP bonus award was June 12, 2006 and the closing price on Nasdaq Capital Market of the Company’s common stock on that date was $4.12.
(2)	Effective March 31, 2007, pursuant to the Compensation Committee’s Stock Option Conversion Plan, the Company exchanged all unvested stock options issued under its 1999 Employee and NonEmployee Stock Option Plans, based on an exchange formula that, among other things, was based on the exercise price on the date of grant and the market value on the March 31, 2007 effective date.
(3)	In accordance with the Compensation Committee’s Compensation Incentive Plan, the bonus is determined on audited results for the fiscal year ended March 31, 2007. The bonus amount is comprised of 40% cash and 60% in 3-year restricted stock. The date of the CIP award was June 29, 2007 and the closing price of the Company’s common stock was $3.99.
(4)	In accordance with the CIP as approved by the Compensation Committee, the bonus was 80% of salary for the CEO, CFO and General Counsel, and was 40% of salary for the President, and was awarded entirely in the form of 3-year restricted stock. The closing price of the stock was $2.63. In addition, 3-year restricted stock was awarded as a part of the 2008/2009 fiscal year executive’s compensation. The CEO received 75,000 shares, the President received 50,000 shares, the CFO and the General Counsel each received 30,000 shares.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding unexercised options, unvested shares of common stock and any awards under an equity incentive plan as of March 31, 2008 for GeoPharma’s Chief Executive Officer and our three most highly compensated executive officers other than the Chief Executive Officer.

Name	Number of Securities Underlying Unexercised Options # Exercisable		Number of Securities Underlying Unexercised Options # Unexercisable (3)	Option Exercise Price $	Option Expiration Date
Mihir K. Taneja	54,000		0	$2.00	12/01/2010
Chief Executive Officer	30,000		0	$1.00	04/01/2011
	21,500		0	$0.80	04/01/2012
	100,000		0	$0.85	06/20/2012
	25,000		0	$0.80	04/01/2013
	16,667		0	$6.15	04/01/2014
	133,333		0	$4.55	09/01/2014
	83,334		0	$1.95	06/07/2015

	463,834	(1)

Name	Number of Securities Underlying Unexercised Options # Exercisable		Number of Securities Underlying Unexercised Options # Unexercisable (3)	Option Exercise Price $	Option Expiration Date
Kotha S. Sekharam	54,000		0	$2.00	12/01/2010
President	30,000		0	$1.00	04/01/2011
	25,000		0	$0.80	04/01/2012
	50,000		0	$0.85	06/20/2012
	25,000		0	$0.80	04/01/2013
	16,667		0	$6.15	04/01/2014
	100,000		0	$4.55	09/01/2014
	50,000		0	$1.95	06/07/2015

	350,667	(2)

Carol Dore-Falcone	36,600		0	$2.00	12/01/2010
Senior Vice President and Chief Financial Officer	33,333		0	$0.85	06/20/2012
	66,666		0	$4.55	09/01/2014
	41,667		0	$1.95	06/07/2015

	178,266

Mandeep K. Taneja	—		0	$—	—
Vice President and General Counsel

Outstanding Equity Awards at Fiscal Year-end Footnotes:

(1)	Of the 463,834 vested stock options, 113,834 stock options represent options issued as a member of the Board of Directors.
(2)	Of the 350,667 vested stock options, 117,334 stock options represent options issued as a member of the Board of Directors.
(3)	Effective March 31, 2007, pursuant to the Compensation Committee’s Stock Option Conversion Plan, the Company exchanged all unvested stock options issued under its 1999 Employee and NonEmployee Stock Option Plans, based on an exchange formula that, among other things, was based on the exercise price on the date of grant and the market value on the March 31, 2007 effective date. Therefore, no stock options were unvested as of the fiscal year ended March 31, 2007.

DIRECTOR COMPENSATION

GeoPharma reimburses each of our directors for reasonable expenses incurred in attending meetings of our Board of Directors. Each non-employee director receives compensation in the form of a fee of $3,750 per quarter, effective April 1, 2007, increased from $2,500 per quarter. Prior to April 1, 2007, all directors were eligible to receive stock options under the Company’s 1999 Stock Option Plan. Effective with the term beginning April 2005, the Company established a policy providing that all directors will receive 50,000 stock options and non officer directors are eligible to receive 5,000 shares of restricted stock per fiscal year if they attend at least two meetings in such fiscal year. The options granted under this policy to directors were exercisable in accordance with a three-year vesting schedule from date of grant, provided that should any director resign prior to the end of the relevant term of office, the options granted for during such fiscal term shall be immediately forfeited. Effective March 31, 2007, the Company exchanged all unvested stock options into the Company’s restricted common stock based on an exchange formula pursuant to the Company’s Compensation Committee Plan. Effective with the fiscal year ended March 31, 2008 forward, all directors receive 10,000 shares of the Company’s 3-year restricted common stock with the Chairman of the Board receiving 15,000 restricted common shares.

Name	Fees Earned or Paid in Cash $	Stock Awards $ (1)	Option Awards $	Total $
Jugal K. Taneja, Chairman of the Board	$15,000	$39,450	$0	$54,450
Shan Shikarpuri, Director	$15,000	$26,300	$0	$41,300
George Stuart, Jr., Director	$15,000	$26,300	$0	$41,300
Dr. Barry Dash, Director	$15,000	$26,300	$0	$41,300
William LaGamba, Director	$15,000	$26,300	$0	$41,300
A. Theodore Stautberg, Director	$15,000	$26,300	$0	$41,300
Dr. Rafick Henein, Director	$15,000	$26,300	$0	$41,300
Mihir K. Taneja, Chief Executive Officer, Director	$—	$26,300	$0	$26,300
Kotha S. Sekharam, President, Director	$—	$26,300	$0	$26,300
Carol Dore-Falcone, Senior Vice President, Chief Financial Officer, Director	$—	$26,300	$0	$26,300
Mandeep K. Taneja, Vice President, General Counsel, Director	$—	$26,300	$0	$26,300

Director Compensation Footnote:

(1)	The stock award represents closing price of $2.63 on June 18, 2008, the date of the grant, for the 2008/2009 fiscal term . All board members receive 10,000 three-year restricted shares with the exception of the Chairman of the board, who receives 15,000 restricted shares.

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

Employees

The following represents the employees’ common stock options outstanding as of March 31, 2008:

Option balance outstanding, March 31, 2007	393,083
Granted	—
Exercised	(10,000)
Forfeited	—

Option balance outstanding, March 31, 2008	383,083

The following represents the employees’ common stock options outstanding as of March 31, 2007:

Option balance outstanding, March 31, 2006	648,417
Granted	—
Exercised	(38,667)
Forfeited	(216,667)

Option balance outstanding, March 31, 2007	393,083

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

Officers

The following represents the officers’ common stock options outstanding as of March 31, 2008:

Option balance outstanding, March 31, 2007	494,932
Granted	—
Exercised	—
Forfeited	—

Option balance outstanding, March 31, 2008	494,932

The following represents the officers’ common stock options outstanding as of March 31, 2007:

Option balance outstanding, March 31, 2006	1,144,933
Granted	—
Exercised	—
Forfeited	(650,001)

Option balance outstanding, March 31, 2007	494,932

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

The following represents the non-employee common stock options outstanding as of March 31, 2008:

Option balance outstanding, March 31, 2007	1,020,169
Granted	—
Exercised	—
Forfeited	—

Option balance outstanding, March 31, 2008	1,020,169

The following represents the nonemployee common stock options outstanding as of March 31, 2007:

Option balance outstanding, March 31, 2006	1,418,497
Granted	400,000
Exercised	(61,665)
Forfeited	(736,663)

Option balance outstanding, March 31, 2007	1,020,169

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

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with management and has recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

See Note 20 to our consolidated financial statements for a description of our 1999 Employee, Non-Employee and Officer Stock Option Plans (the “1999 Plans”). The following table provides information as of March 31, 2008 regarding compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns to the left
Equity compensation plans approved by shareholders	1,908,184	$1.50	—
Equity compensation plans not approved by shareholders	—	—	—

Total	1,908,184	$1.50	—

Security Ownership of Certain Beneficial Owners and Management of GeoPharma

The following table sets forth certain information regarding beneficial ownership of GeoPharma’s securities as of June 20, 2008 and on that date, 15,843,160 shares were outstanding:

•	by each person who is known by us to beneficially own more than 5% of our securities;

•	by each of our officers and directors; and

•	by all of our officers and directors as a group.

Title Of Class	Name And Address Of Beneficial Owner (1) (3)	Amount And Nature Of Beneficial Ownership (2)	Approximate Percent of Class (%)
Common	Jugal K. Taneja	3,781,924	25.0%
Common	Mihir K. Taneja	1,786,529	11.7%
Common	Kotha S. Sekharam, PhD	975,895	6.1%
Common	Carol Dore-Falcone	557,257	3.7%
Common	Mandeep K. Taneja	491,394	3.3%
Common	William L. LaGamba	362,423	2.5%
Common	Shan Shikarpuri, CPA	124,334	0.8%
Common	Barry H. Dash, PhD	117,334	0.7%
Common	George Stuart, Jr.	102,865	0.7%
Common	Carnegie Capital	965,438	6.5%
Common	A. Theodore Stautburg	38,000	0.3%
Common	Rafick Henein, PhD	20,000	0.1%
Common	All officers and directors as a group (11 persons)	9,268,218	56.7%

(1)	Except as noted above, the address for the above identified officers and directors of the Company is c/o GeoPharma, Inc., 6950 Bryan Dairy Road, Largo, Florida 33777.
(2)

Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them. Percentages are based upon the assumption that each shareholder has exercised all of the currently exercisable options he or she owns which are currently exercisable or exercisable within 60 days and that no other shareholder has exercised any options he or she owns. The individual beneficial ownership amounts presented include exercisable, vested stock options within the beneficial owners total amount owned as follows: Jugal Taneja includes 306,667 vested options; Mihir Taneja includes 463,834 vested options; Kotha Sekharam includes 350,667 vested options; Carol Dore-Falcone includes 178,266 vested options; William LaGamba includes 16,667 vested options; Shan Shikarpuri includes 66,667 vested options; Barry Dash includes 56,667 vested options, George Stuart, Jr. includes 44,000 vested options and Mandeep Taneja has no options.

(3)	The following factors have been taken into consideration in calculating the amount and nature of beneficial ownership in GeoPharma:

•

Dr. Kotha Sekharam’s beneficially owned shares include approximately 9,223 shares beneficially owned by Madhavi Sekharam, Dr. Sekharam’s wife, as to which Dr. Sekharam exercises no investment or voting power and disclaims beneficial ownership.

•

Jugal K. Taneja’s beneficially owned shares include approximately 364,207 shares beneficially owned by his wife Manju Taneja. Mr. Taneja exercises no investment or voting power over any of the shares owned by his wife, and disclaims beneficial ownership of those shares.

•

Jugal K. Taneja’s beneficially owned shares exclude 965,438 shares beneficially owned by Carnegie Capital, Ltd. listed as an over 5% holder but includes, approximately 60,856 shares beneficially owned by First Delhi Trust with JB Capital owning 16,380 . Mr. Taneja is the general partner of both Carnegie Capital, Ltd. and First Delhi Trust, and holds sole voting and investment power over these shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company has entered into transactions and business relationships with certain of our officers, directors and principal stockholders or their affiliates.

Revenues: For the fiscal years ended March 31, 2008 and 2007, manufacturing revenues of approximately $972,162 and $723,696, respectively, were recorded from sales by the Company to Vitality Systems, Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a shareholder.

Trade Accounts Receivable/ Trade Accounts Payable—Amounts due to affiliates and amounts due from affiliates represent balances owed by or amounts owed to the Company for sales occurring in the normal course of business. Amounts due to and amounts due from these affiliates are in the nature of trade payables or receivables and fluctuate based on sales volume and payments received.

As of March 31, 2008 and 2007, for the manufacturing segment, $37,471 and $182,199, respectively, was due from Vitality Systems, Inc.

Director Independence

Our Board of Directors has determined that Messrs. Dash, LaGamba, Skikarpuri, Stuart, Stautberg and Heinein are each independent directors, as that term is defined under the National Association of Securities Dealers Automated Quotation System, as of March 31, 2008.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees. The aggregate fees billed by BBK, for professional services rendered for the audit of the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K as of March 31, 2008 and 2007 and for the years ended March 31, 2008 and 2007 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q during such fiscal years were approximately $96,000 and $65,000, respectively.

Audit Related Fees. The Company did not engage BBK to provide professional services to the Company regarding audit related matters during the fiscal years ended March 31, 2008 and 2007.

Tax Fees. The aggregate fees billed by BBK, for professional services rendered for tax advice and related return preparation to the Company for the years ended March 31, 2008 and 2007 were approximately $22,000 and $85,000, respectively.

All Other Fees. The aggregate fees billed by BBK for services rendered to the Company, other than the services covered above for all fiscal years ended March 31, 2008 and 2007 were $0.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits

The following Exhibits are filed as part of this Report:

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization by and among the Company, Florida Merger Subsidiary Corp. and Dynamic Health Products, Inc., dated May 14, 2007. (8)**

3.1	Articles of Incorporation of Energy Factors, Inc., filed September 3, 1985. (1)**

3.2	By-Laws of GeoPharma, Inc.

3.3	Articles of Amendment to Articles of Incorporation of Innovative Companies, Inc., changing name.

3.4	Certificate of Designation of Series B preferred stock. (5)**

4.1	Specimen Stock Certificate of the Company. (3)**

10.1	Form of 1999 Stock Option Plan. (2)**

10.2	Form of Common Stock Purchase Warrant between the Company and Laurus Master Fund, Ltd., dated as of February 10, 2004. (5)**

10.3	Securities Purchase Agreement between the Company, Midsummer Capital Ltd. and Omicron Master Trust dated as of March 5, 2004. (6)**

10.4	Registration Rights Agreement between the Company, Midsummer Capital Ltd. and Omicron Master Trust dated as of March 5, 2004. (6)**

10.5	Form of Common Stock Purchase Warrant between the Company, Midsummer Capital Ltd. and Omicron Master Trust dated as March 5, 2004. (6)**

10.6	Compensation Performance Incentive Plan. (9)**

10.7	Secured Convertible Note Purchase Agreement between the Company and Whitebox Pharmaceutical Growth Fund, Ltd., dated as of April 5, 2007. (7)**

10.8	Securities Purchase Agreement between the Company and Whitebox Pharmaceutical Growth Fund, Ltd., dated as of April 5, 2007. (7)**

10.9	8% Secured Convertible Promissory Note issued by the Company to Whitebox Pharmaceutical Growth Fund, Ltd., dated April 5, 2007. (7)**

10.10	Warrant to Purchase Common Stock of GeoPharma, Inc. issued by the Company to Whitebox Pharmaceutical Growth Fund, Ltd., dated April 5, 2007. (7)**

10.11	Registration Rights Agreement between the Company and Whitebox Pharmaceutical Growth Fund, Ltd., dated as of April 5, 2007. (7)**

10.12	Registration Rights Agreement between the Company and Whitebox Pharmaceutical Growth Fund, Ltd., dated as of April 5, 2007. (7)**

10.13	Promissory Note issued by the Company to First Community Bank of America, dated October 1, 2007.

10.14	Promissory Note issued by Bob O’Leary Health Food Distributor Co., Inc. and Dynamic Marketing I, Inc. to Wachovia Bank, National Association, dated October 12, 2007.

10.15	Security Agreement issued by Bob O’Leary Health Food Distributor Co., Inc. and Dynamic Marketing I, Inc. to Wachovia Bank, National Association, dated October 12, 2007.

10.16	Loan Agreement between Bob O’Leary Health Food Distributor Co., Inc., Dynamic Marketing I, Inc. and Wachovia Bank, National Association, dated October 12, 2007.

10.17	Promissory Note issued by the Company to First Community Bank of America, dated December 20, 2007.

10.18	Promissory Note issued by the Company to First Community Bank of America, dated January 18, 2008.

10.19	Form of Employment Agreement with Mihir K. Taneja, dated as of April 1, 2008.

10.20	Form of Employment Agreement with Kotha S. Sekharma, Ph.D., dated as of April 1, 2008.

10.21	Form of Employment Agreement with Carol Dore-Falcone, dated as of April 1, 2008.

10.22	Form of Employment Agreement with Mandeep K. Taneja, dated as of April 1, 2008.

10.23	Form of Consulting Agreement with Jugal K. Taneja, dated as of April 1, 2008.

10.24	Change in Terms Agreement between the Company and First Community Bank of America, dated April 6, 2008.

10.25	Amended and Restated Secured Convertible Note Purchase Agreement between the Company and Whitebox Pharmaceutical Growth Fund, Ltd., dated April 24, 2008. (10)**

10.26	Amended and Restated 12% Secured Convertible Promissory Note issued by the Company to Whitebox Pharmaceutical Growth Fund, Ltd., dated April 24, 2008. (10)**

10.27	Amended and Restated Registration Rights Agreement between the Company and Whitebox Pharmaceutical Growth Fund, Ltd., dated April 23, 2008. (10)**

10.28	Modification Number 001 to Promissory Note between Bob O’Leary Health Food Distributor Co., Inc., Dynamic Marketing I, Inc. and Wachovia Bank, National Association, dated as of April 25, 2008.

14.1	Code of Ethics and Business Conduct. (4)**

21.1	GeoPharma, Inc.—List of Subsidiaries.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

**	Previously filed
1.	Filed as an exhibit to the Company’s Form SB-2 filed with the Securities and Exchange Commission on December 15, 1999 and incorporated herein by reference.
2.	Filed as an exhibit to the Company’s Form SB-2/A filed with the Securities and Exchange Commission on June 28, 2000 and incorporated herein by reference.
3.	Filed as an exhibit to the Company’s Form SB-2/A filed with the Securities and Exchange Commission on October 19, 2000 and incorporated herein by reference.
4.	Filed as an exhibit to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on June 30, 2003 and incorporated herein by reference.
5.	Filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 13, 2004 and incorporated herein by reference.
6.	Filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 12, 2004 and incorporated herein by reference.
7.	Filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 10, 2007 and incorporated herein by reference.
8.	Filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 17, 2007 and incorporated herein by reference.
9.	Filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on June 29, 2007 and incorporated herein by reference.
10.	Filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 30, 2008 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 30, 2008

GEOPHARMA, INC.

/s/ Mihir K. Taneja,
Mihir K. Taneja,
Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

/s/ Kotha S. Sekharam, Ph.D
Kotha S. Sekharam, Ph.D
President and Director

/s/ Carol Dore-Falcone
Carol Dore-Falcone
Senior Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on June 30, 2008.

/s/ Mihir K. Taneja,
Mihir K. Taneja,
Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

/s/ Carol Dore-Falcone
Carol Dore-Falcone
Senior Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

/s/ Kotha S. Sekharam, Ph.D
Kotha S. Sekharam, Ph.D
President and Director

/s/ Jugal K. Taneja
Jugal K. Taneja
Chairman of the Board of Directors

/s/ Mandeep K. Taneja
Mandeep K. Taneja
Vice President, General Counsel and Director

/s/ Barry H. Dash, PhD
Barry H. Dash, PhD
Director

/s/ William L. LaGamba
William L. LaGamba
Director

/s/ George L. Stuart, Jr.
George L. Stuart, Jr.
Director

/s/ Shan Shikarpuri
Shan Shikarpuri, CPA
Director

/s/ A. Theodore Stautberg
A. Theodore Stautberg
Director

/s/ Rafick Henein
Rafick Henein, PhD
Director

GEOPHARMA, INC.

AND SUBSIDIARIES

FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

GeoPharma, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of GeoPharma, Inc, and subsidiaries as of March 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GeoPharma, Inc. and subsidiaries as of March 31, 2008 and 2007 and the consolidated results of operations and cash flows for each of the two years in the period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles.

BRIMMER, BUREK & KEELAN LLP
Certified Public Accountants

Tampa, Florida

June 27, 2008

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2008	March 31, 2007
Current assets:
Cash and cash equivalents	$523,802	$735,000
Certificate of deposit	6,001,946	—
Accounts receivable, net	7,708,349	8,055,147
Accounts receivable, other	778,307	474,073
Inventories, net	13,614,824	7,356,295
Prepaid expenses and other current assets	899,024	654,552
Due from affiliates	37,471	207,501
Current assets of discontinued operations	—	369,267

Total current assets	$29,563,723	$17,851,835
Property, plant, leasehold improvements and equipment, net	13,661,515	11,610,506
Goodwill, net	13,425,493	728,896
Deferred compensation	2,158,291	1,971,931
Intangible assets, net	6,432,594	4,944,650
Media credits, net	—	286,166
Deferred tax asset, net	3,188,200	576,595
Other assets, net	585,178	197,987

Total assets	$69,014,994	$38,168,566

Current liabilities:

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$12,728,936	$4,424,216
Credit line payable	2,606,000	—
Notes payable	5,099,490	—
Current portion of long-term obligations	2,700,110	1,771,884
Accrued expenses and other liabilities	5,108,913	4,658,756
Current liabilities of discontinued operations	—	369,267

Total current liabilities	$28,243,449	$11,224,123
Long-term obligations, less current portion	786,889	3,085,172

Total liabilities	$29,030,338	$14,309,295
8% Convertible debt	10,000,000	—

Commitments and contingencies

Minority interest	(1,812,461)	(912,664)

Shareholders’ equity:
6% convertible preferred stock, Series B, $.01 par value (5,000 shares authorized, 5,000 shares issued and outstanding (liquidation preference $5,000,000)	50	50
Common stock, $.01 par value; 24,000,000 shares authorized; 14,380,387 and 10,232,985 shares issued and outstanding	143,804	102,330
Treasury stock (65,428 and 110,379 common shares, $.01 par value)	(654)	(1,104)
Additional paid-in capital	62,161,427	47,753,274
Retained earnings (deficit)	(30,507,510)	(23,082,615)

Total shareholders’ equity	$31,797,117	$24,771,935

Total liabilities and shareholders’ equity	$69,014,994	$38,168,566

See accompanying notes to consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2008	2007
Revenues:
Distribution	$30,812,023	$12,143,397
Manufacturing	23,924,205	27,251,078
Pharmaceutical	231,971	251,845

Total revenues	$54,968,199	$39,646,320
Cost of goods sold:
Distribution	23,741,293	4,043,336
Manufacturing (exclusive of depreciation and amortization shown below)	16,951,568	15,997,840
Pharmaceutical	3,347,388	2,892,014

Total cost of goods sold	$44,040,249	$22,933,190
Gross profit:
Distribution	7,070,730	8,100,061
Manufacturing	6,972,637	11,253,238
Pharmaceutical	(3,115,417)	(2,640,169)

Total gross profit	$10,927,950	$16,713,130
Selling, general and administrative expenses:
Selling, general and administrative expenses	17,971,068	12,659,570
Stock compensation expense	957,233	1,581,703
Depreciation and amortization	1,866,447	1,163,748

Operating income (loss) before other income (expense), minority interest, income taxes and discontinued operations	$(9,866,798)	$1,308,109
Other income (expense), net:
Interest income (expense), net	(608,373)	73,324
Other income (expense), net	40,619	183,965

Total other income (expense), net	$(567,754)	$257,289

Income (loss) before minority interest, income taxes and discontinued operations	$(10,434,552)	$1,565,398
Minority interest benefit (expense)	899,797	1,310,052
Income tax benefit (expense)	2,509,815	(342,951)

Net income (loss) from continuing operations	$(7,024,940)	$2,532,499
Discontinued operations:
Revenues: PBM	$2,925,139	$20,145,817
Cost of goods sold: PBM	2,904,274	19,990,927

Gross profit: PBM	$20,865	$154,890
Selling, general and administrative expenses: PBM	20,785	180,737
PBM segment exit income (expense)	8,300	—

Discontinued operations net income (loss), net of income tax	$8,380	$(25,847)

Net income (loss)	$(7,016,560)	$2,506,652
Preferred stock dividends	408,335	300,000

Net income (loss) available to common shareholders	$(7,424,895)	$2,206,652

Basic income (loss) per share	$(0.59)	$0.22

Basic weighted average number of common shares outstanding	12,541,659	9,875,332

Diluted income (loss) per share	$(0.59)	$0.19

Diluted weighted average number of common shares outstanding	12,541,659	13,230,014

Basic and diluted discontinued operations earnings per share	$0.00	$0.00

See accompanying notes to consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

MARCH 31, 2008

	Preferred Stock
	Shares		Dollars		Common Stock		Treasury Stock		Additional paid in capital	Retained earnings (deficit)	Total Shareholders’ equity (deficit)
	Series A	Series B	Series A	Series B	Shares	Dollars	Shares	Dollars
Balances at March 31, 2006	—	5,000	$—	$50	10,051,775	$100,518	(189,617)	$(1,896)	$45,620,036	$(25,289,267)	$20,429,441
Exercise of stock options	—	—	—	—	100,332	1,003	—	—	108,986	—	109,989
Stock option compensation expense	—	—	—	—	—	—	—	—	1,283,025	—	1,283,025
Receipt of shares due to an employment termination	—	—	—	—	—	—	(150,000)	(1,500)	(58,938)	—	(60,438)
Issuance of stock awards	—	—	—	—	—	—	229,238	2,292	500,974	—	503,266
Preferred stock dividends	—	—	—	—	80,878	809	—	—	299,191	(300,000)	—
Net income	—	—	—	—	—	—	—	—	—	2,506,652	2,506,652

Balances at March 31, 2007	—	5,000	$—	$50	10,232,985	$102,330	(110,379)	$(1,104)	$47,753,274	$(23,082,615)	$24,771,935

Exercise of stock options	—	—	—	—	10,000	100	—	—	14,150	—	14,250
Director and officer restricted stock award	—	—	—	—	90,000	900	20,000	200	236,000	—	237,100
Issue shares to Whitebox in private placement	—	—	—	—	573,395	5,734	—	—	2,494,266	—	2,500,000
Issue shares for acquisition		—	—	—	2,398,806	23,988	—	—	8,594,910	—	8,618,898
Issue shares for conversion of unvested stock options	—	—	—	—	944,278	9,443	—	—	2,561,743	—	2,571,186
Record value of warrants	—	—	—	—	—	—	—	—	480,000	—	480,000
Payment of legal private placement costs	—	—	—	—	—	—	—	—	(467,211)	—	(467,211)
Issuance of 401(k) stock match	—	—	—	—	—	—	24,951	250	95,602	—	95,852
Preferred stock dividends	—	—	—	—	130,923	1,309	—	—	398,693	(408,335)	(8,333)
Net loss	—	—	—	—	—	—	—	—	—	(7,016,560)	(7,016,560)

Balances at March 31, 2008	—	5,000	$—	$50	14,380,387	$143,804	(65,428)	$(654)	$62,161,427	$(30,507,510)	$31,797,117

See accompanying notes to consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31, 2008	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,016,560)	$2,506,652
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation, leasehold and intangible amortization	1,866,447	1,163,748
Income tax expense (benefit)	(2,511,153)	342,951
Amortization of stock deferred compensation	957,233	1,581,703
Accrued interest income	(1,946)	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,055,582	(590,122)
Accounts receivable, other	(304,234)	160,611
Inventories, net	183,317	(1,589,239)
Prepaid expenses and other current assets	367,484	669,787
Deferred tax asset, net	77,348	(576,595)
Deferred compensation, net	—	(182,254)
Intangible and other assets	35,297	(1,124,887)
Media credits, net	286,166	513,582
Accounts payable	2,821,274	(88,624)
Accrued expenses and other payables	(890,646)	602,411
Due from affiliates, net	526,889	587,895

Net cash provided by (used in) operating activities	$(1,547,502)	$3,977,619
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, leasehold improvements and equipment	$(3,017,891)	$(4,688,248)
Purchase of certificate of deposit	(7,007,000)	—
Proceeds from certificate of deposit maturity	1,208,891	433,273
Issuance of note receivable to Dynamic Health Products, Inc., prior to acquisition	(3,527,966)	—
Cash acquired upon acquisition of Dynamic Health Products, Inc.	1,290,137	—
Purchase of intangible assets	(556,059)	—
Proceeds (uses) due to minority interest investment, net	(899,797)	(1,310,060)
Repayment of notes receivable	14,808	—

Net cash provided by (used in) investing activities	$(12,494,877)	$(5,565,035)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement – Convertible debt	$10,000,000	$—
Proceeds from private placement – Common stock issuance	2,500,000	—
Proceeds (repayments) from credit line, net	(2,394,000)	—
Proceeds from issuance of short-term obligations	5,165,655	—
Proceeds from issuance of long-term obligations	99,000	1,912,392
Proceeds from vested stock options exercised	14,250	109,989
Payments for private placement fees	(950,021)	—
Payments of short-term obligation	(187,035)	—
Payments of long-term obligations	(194,712)	(905,982)
Payments of acquisition costs	(221,956)	—

Net cash provided by (used in) financing activities	$13,831,181	$1,116,399

Net increase (decrease) in cash	$(211,198)	$(471,017)
Cash at beginning of period	735,000	1,206,017

Cash at end of period	$523,802	$735,000

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$231,047	$62,305

Cash paid for income taxes	$850,000	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of accounts receivable to note receivable	$111,932	$—

Value of common stock issued to pay preferred stock dividends	$408,335	$300,000

Value of common stock issued in exchange for shares of Dynamic Health Products, Inc.	$8,515,761	$—

Value of common stock issued for employer contribution to 401(k) plan	$95,852	$—

Value of common stock warrants issued	$480,000	$—

Value of restricted common stock issued for deferred compensation	$1,143,693	$—

Value of restricted common stock issued for accrued deferred compensation	$1,664,693	$—

See accompanying notes to consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 and 2007

NOTE 1—BACKGROUND INFORMATION

We were incorporated in 1985 as Energy Factors, Inc., a Florida corporation. In August 1998 we changed our name to Innovative Health Products, Inc., and in February 2000 we changed our name to Go2Pharmacy, Inc., in anticipation of our merger with the Delaware corporation Go2Pharmacy.com, Inc. In September 2002, we changed our name to Innovative Companies, Inc. (“Innovative”). On May 18, 2004, based on majority shareholder vote, the Company changed its name to GeoPharma, Inc. Currently, GeoPharma continues to do manufacturing business under the name Innovative Health Products, Inc. as it represents our manufacturing arm of the Company. Prior to November 7, 2000, Go2Pharmacy, Inc., the Florida corporation was a wholly-owned subsidiary of Dynamic Health Products, Inc. (“Dynamic”).

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

In March 2001, we formed a wholly-owned subsidiary, Go2PBM Services, Inc., (“PBM”), a Florida corporation, for the purpose of providing pharmacy benefit management services. PBM administered drug benefits for health maintenance organizations, insurance company plans, preferred provider organizations, self-insured corporate health plans and self-insured labor unions. As a pharmacy benefit manager, we managed all member benefits in low risk plans, while taking an exclusively administrative role in higher risk plans. Our administrative services included claim processing, network management and customer service. We had entered into an agreement to provide our pharmacy benefit management services to a New York State Health Maintenance Organization. Effective May 15, 2007, the Company mutually terminated its agreement and discontinued its pharmacy benefit management services.

In September 2002, we incorporated two wholly-owned distribution companies, IHP Marketing, Inc., which also does business as Archer Stevens Pharmaceuticals, and Breakthrough Marketing, Inc., which also does business as Bentley Labs, for the purpose of marketing and distributing additional proprietary brands to the public.

In February 2004, we incorporated a wholly-owned company, Belcher Capital Corporation (“Belcher Capital”), a Delaware corporation, as a result of a $10 million preferred stock and $5 million convertible debt private placement.

In August 2005, we formed American Antibiotics, LLC, a Florida limited liability corporation that will manufacture and distribute Beta-Lactam antibiotic pharmaceutical products.

In June 2006, we formed a wholly-owned manufacturing subsidiary named Libi Labs, Inc., a Florida corporation, for the purpose of conducting nutraceutical and cosmeceutical liquid, gel and cream manufacturing for ourselves and others.

Effective June 14, 2007, we acquired 100% of the common stock of EZ-Med Company (“EZ-Med”), a Florida corporation.
EZ-Med is a manufacturer of a patented soft-textured chew technology. EZ-Med develops, manufactures and markets a full line of companion animal nutrition supplements.

Effective October 16, 2007, we acquired 100% of the common stock of Dynamic Health Products, Inc. (“BOSS”), a Florida corporation, to develop, market and distribute a wide variety of sports nutrition products, performance drinks, non-prescription dietary supplements, health and beauty care products, health food and nutritional products, soft goods and other related products.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

The consolidated financial statements as of and for the year ended March 31, 2008 include the accounts of GeoPharma, Inc. (the “Company”), (“GeoPharma”), which is continuing to do manufacturing business as Innovative Health Products, Inc. (“Innovative”), and its wholly-owned subsidiaries IHP Marketing, Breakthrough, Breakthrough Marketing, Belcher, Belcher Capital, Go2PBM Services, Inc., Libi Labs and its 51% owned LLC, American Antibiotics, which is accounted for given the consideration of the 49% minority interest. Effective June 14, 2007, the Company acquired EZ-Med Company, a Florida corporation. Effective October 16, 2007, the Company acquired Dynamic Health Products, Inc., a Florida corporation, and its wholly-owned subsidiaries (collectively “BOSS”), consisting of its Florida wholly-owned subsidiaries, Online Meds Rx, Inc., Herbal Health Products, Inc., and Dynamic Marketing I, Inc., its Nevada wholly-owned subsidiary, Pharma Labs Rx, Inc., and its Pennsylvania wholly-owned subsidiary, Bob O’Leary Health Food Distributor Co., Inc. All transactions relating to significant intercompany balances and transactions have been eliminated in consolidation.

Subsequent to the October 16, 2007 acquisition of BOSS, management analyzed the corporate structure of BOSS and consolidated the operations of the various operating subsidiaries, and determined that in light of the fact that by March 31, 2008 there remained only one operating entity, that it would be in the best interest of the Company to simplify the corporate structure of BOSS. Therefore, effective March 31, 2008, Online Meds Rx, Inc., Herbal Health Products, Inc., Dynamic Marketing I, Inc. and Bob O’Leary Health Food Distributor Co., Inc. were merged into Dynamic Health Products, Inc., and Pharma Labs Rx, Inc. was dissolved, so that the remaining corporate entity of BOSS, effective March 31, 2008 was Dynamic Health Products, Inc.

The consolidated financial statements as of and for the year ended March 31, 2007 include the accounts of GeoPharma, which is continuing to do manufacturing business as Innovative and its wholly-owned subsidiaries IHP Marketing, Breakthrough, Breakthrough Marketing, Belcher, Belcher Capital, Go2PBM Services, Inc., Libi Labs and its 51% owned LLC, American Antibiotics, which is accounted for given the consideration of the 49% minority interest. All transactions relating to significant intercompany balances and transactions have been eliminated in consolidation.

b. Industry Segments

In accordance with the provisions of Statement of Financial Accounting Standards No. 131, (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information”, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker (“CODM”) related to the allocation of resources and in the resulting assessment of the segment’s overall performance. The measure used by the Company’s CODM is a business segment’s gross profit. For the years ended March 31, 2008 and 2007, the Company had four industry segments that accompany corporate: manufacturing, distribution, pharmacy benefit management and pharmaceutical. Effective May 15, 2007, the Company mutually terminated its Pharmacy Benefit Management contract with AmeriGroup, formerly known as CarePlus, and as a result, the pharmacy benefit management segment was therefore ended. See further consideration in Note 18.

Each of the business segments total revenues for the fiscal years ended March 31, 2008 and 2007 are presented on the face of the statements of operations. The $69,014,994, of total assets as of March 31, 2008 were comprised of $16,079,021 attributable to corporate, $14,280,086 attributable to manufacturing, $22,803,336 attributable to distribution, and $15,852,551 attributable to pharmaceutical. The $38,168,566 of total assets as of March 31, 2007 were comprised of $3,167,367 attributable to corporate, $14,179,674 attributable to manufacturing, $6,301,940 attributable to distribution, $420,249 attributable to pharmacy benefit management and $14,099,336 attributable to pharmaceutical.

c. Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

d. Certificate of Deposit

The certificate of deposit earns interest at a rate of 3.15% per annum, matures on October 6, 2008, and has been assigned as collateral for the $5 million note payable to First Community Bank of America, due on October 6, 2008. See Note 12.

e. Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

f. Inventories

Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method.

g. Property, Plant, Leasehold Improvements and Equipment

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

h. Intangible Assets

Intangible assets consist primarily of goodwill, loan costs, customer lists, a distributor agreement and intellectual property. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (SFAS 142). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company has selected January 1 as the annual date to test these assets for impairment. SFAS 142 also requires the intangible assets with definite useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. The unamortized balance of the intellectual property as of March 31, 2008 and 2007 was $1,822,313 and $1,571,767, respectively. Based on the required analyses performed as of that annual test date, no impairment loss was required to be recorded for the fiscal year ended March 31, 2008 or 2007.

i. Impairment of Assets

        In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or disposal of Long-Lived Assets”, the Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There have been no impairment losses recorded as of and for the fiscal years ended March 31, 2008 and 2007.

j. Income Taxes

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

k. Earning (Loss) Per Common Share

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. The reconciliation between basic and fully diluted shares for the years ended March 31, 2008 and 2007 are as follows:

	2008	2007
Net income (loss) per share — basic:
Net income (loss)	$(7,424,895)	$2,206,652

Weighted average shares — basic	12,541,659	9,875,332

Net income (loss) per share — basic	$(0.59)	$0.22

Net income (loss) per share — diluted:
Net income (loss)	$(7,424,895)	$2,206,652
Preferred stock dividends	—	300,000

	$(7,424,895)	$2,506,652

Weighted average shares — basic	12,541,659	9,875,332
Effect of convertible instruments prior to conversion	—	833,333
Effect of warrants prior to conversion	—	562,500
Effect of stock options	—	2,041,847

Weighted average shares — diluted	12,541,659	13,230,014

Net income (loss) per share — diluted	$(0.59)	$0.19

For the year ended March 31, 2008, 3,383,968 shares issuable upon conversion of convertible instruments, warrants on 1,092,560 shares of common stock and 1,866,518 shares issuable upon exercise of stock options were not included in the computation of diluted earnings (loss) per share because their effects were anti-dilutive. For the year ended March 31, 2007, convertible debt, preferred stock and common stock warrants, officer, employee and non-employee stock options that are considered potentially dilutive are included in the fully diluted share calculation.

l. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates, assumptions and apply certain critical accounting policies that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at March 31, 2008 and 2007, as well as the reported amounts of revenues and expenses for the fiscal years ended March 31, 2008 and 2007. Estimates and assumptions used in our financial statements are based on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions also require the application of certain accounting policies, many of which require estimates and assumptions about future events and their effect on amounts reported in the financial statements and related notes. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on our financial condition, results of operations and cash flows.

m. Concentration of Credit Risk

Concentrations of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable, net. At March 31, 2008, five customers, Walgreens with 10.2%, General Nutrition Distribution with 8.9%, Spectrum Group with 8.5%, ITV Global, Inc. with 7.1% and Berkeley Premium Nutraceuticals with 5.5%. At March 31, 2007, four customers, General Nutrition Distribution with 31.5%, Spectrum Group with 20.9%, Berkeley Premium Nutraceuticals with 16.4% and CVS with 5.3% of the total of trade accounts receivable.

For the year ended March 31, 2008, four customers individually exceeded 5% of our total consolidated revenues which included Jacks Distribution LLC for 8.3%, General Nutrition Distribution for 7.6%, DPS Nutrition Inc. for 5.1% and CarePlus Health for 5.1%. For the year ended March 31, 2007, five customers individually exceeded 5% of our total consolidated revenues which included General Nutrition Distribution for 16.2%, Spectrum Group for 11.4%, Berkely Premium Nutraceuticals for 8.6%, NutraCea, Inc. for 5.9% and CarePlus Health for 33.3%.

The Company has no concentration of customers within specific geographic areas outside the United States that would give rise to significant geographic credit risk.

As of March 31, 2008 the Company maintained cash balances in excess of federally insured limits of $6,006,411, including the Company’s certificate of deposit. As of March 31, 2007, no cash balances were in excess of federally insured limits.

n. Revenue and Cost of Sales Recognition

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

Costs incurred by BOSS for shipping, handling and warehousing are included in selling, general and administrative expenses in the statements of operations and were $918,120 for the period from October 16, 2007 through March 31, 2008.

o. Advertising Costs

In accordance with Statement of Position No. 93-7, “Reporting on Advertising Costs” (SOP 93-7), the Company charges advertising costs, including those for catalog sales and direct mail, to expense as incurred. Advertising expenses are included in selling, general and administrative expenses in the statements of operations and were $1,565,011 and $1,211,387 for the years ended March 31, 2008 and 2007, respectively.

        For cooperative advertising allowances received from third party manufacturers and vendors, the Company applies EITF Issue No. 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”. These allowances are included as a reduction in cost of goods sold and were $107,125 and zero for the fiscal years ended March 31, 2008 and 2007, respectively.

p. Research and Development Costs

Costs incurred to develop our generic pharmaceutical products for the Company are expensed as incurred and charged to research and development (“R&D”). R&D expenses for the years ended March 31, 2008 and 2007 were approximately $1,600,000 and $1,500,000, respectively.

q. Fair Value of Financial Instruments

The Company, in estimating its fair value disclosures for financial instruments, uses the following methods and assumptions:

Cash, Accounts Receivable, Accounts Payable and Accrued Expenses: The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate their fair value due to their relatively short maturity.

Short-term and Long-term Obligations: The fair value of the Company’s fixed-rate short-term and long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At March 31, 2008 and 2007, the fair value of the Company’s short-term and long-term obligations approximated their carrying value.

Credit Line Payable: The carrying amount of the Company’s credit line payable approximates fair market value since the interest rate on this instrument corresponds to market interest rates.

r. Reclassifications

Certain reclassifications have been made to the financial statements as of and for the fiscal year ended March 31, 2007 to conform to the presentation as of and for the year ended March 31, 2008.

s. Stock-Based Compensation

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

SFAS 123R now applies to all of the Company’s existing outstanding unvested share-based payment stock option awards as well as any and all future awards. We elected to use the modified prospective transition as opposed to the modified retrospective transition method such that financial statements prior to adoption remain unchanged. The Black-Scholes option pricing model was applied to value the Company’s stock option compensation expense as was used by the Company previously in the pro forma disclosures. Effective March 31, 2007, the Company converted all unvested stock options to the Company’s three year restricted common stock. See Note 20.

t. Defined Contribution Plan

The Company sponsors a defined contribution plan. Historically, the Company has matched 50% of all participants’ contributions for the fiscal years ended March 31, 2007 and 2006 in the form of Company $.01 par value common stock. The match was $95,852 for the fiscal year 2007; the fiscal year 2008 has not been determined or made as of yet, but was accrued in the amount of $87,000 as of March 31, 2008, based on the amount of participant contributions during 2008.

NOTE 3—ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consist of the following at March 31,:

	2008	2007
Trade accounts receivable	$8,265,656	$8,319,002
Less allowance for uncollectible accounts	(557,307)	(263,855)

	$7,708,349	$8,055,147

        As of March 31, 2008, the total accounts receivable balance of $8,265,656 includes $4,366,462 related to the Company’s manufacturing segment, $3,606,559 related to the Company’s distribution segment and $292,635 related to the Company’s pharmaceutical segment. As of March 31, 2007, the total accounts receivable balance of $8,319,002 includes $4,198,976 related to the Company’s manufacturing segment and $4,120,026 related to the Company’s distribution segment.

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

NOTE 4—ACCOUNTS RECEIVABLE, OTHER

Accounts receivable, other, consist of the following at March 31,:

	2008	2007
Accounts receivable, other	$778,307	$474,073

As of March 31, 2008, the total accounts receivable, other, balance of $778,307 includes $16,329 related to the Company’s manufacturing segment, $307,905 related to the Company’s distribution segment and $454,073 related to the Company’s pharmaceutical segment. As of March 31, 2007, accounts receivable, other primarily represented contract reimbursable amounts due from an unrelated third party based on expenses incurred by the Company for certain pharmaceutical research and development projects in process.

NOTE 5—INVENTORIES, NET

Inventories, net, consist of the following March 31,:

	2008	2007
Processed raw materials and packaging	$5,461,487	$4,838,639
Work in process	602,258	646,158
Finished goods	7,649,696	1,912,314

	$13,713,441	$7,397,111
Less reserve for obsolescence	(98,617)	(40,816)

	$13,614,824	$7,356,295

As of March 31, 2008, the total inventory balance of $13,713,441 includes $5,568,602 related to the Company’s manufacturing segment, $6,415,783 related to the Company’s distribution segment and $1,729,056 related to the Company’s pharmaceutical segment. As of March 31, 2007, the total inventory balance of $7,397,111 includes $5,404,217 related to the Company’s manufacturing segment, $736,338 related to the Company’s distribution segment and $1,256,556 as related to the pharmaceutical segment. In addition, for the manufacturing segment, approximately $272,035 and $163,325 of factory overhead has been capitalized in inventory as of March 31, 2008 and 2007, respectively, and approximately $509,934 and $556,541 of factory overhead has been capitalized in inventory for the pharmaceutical segment as of March 31, 2008 and 2007, respectively.

NOTE 6—PROPERTY, PLANT, LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET

Property, plant, leasehold improvements and equipment, net, consists of the following March 31,:

	2008	2007
Land	$579,767	$579,767
Building and building improvements	1,663,449	1,615,309
Machinery and equipment	8,017,420	6,632,849
Furniture, fixtures and equipment	1,075,149	685,252
Leasehold improvements	7,745,856	5,913,542

	$19,081,641	$15,426,719
Less accumulated depreciation and amortization	(5,420,126)	(3,816,213)

	$13,661,515	$11,610,506

Depreciation and amortization expense totaled $1,610,769 for the year ended March 31, 2008, of which $366,517 related to the manufacturing segment, $1,183,698 related to the pharmaceutical segment, $55,584 related to the distribution segment and $4,970 related to corporate. Depreciation and amortization expense totaled $1,102,393 for the year ended March 31, 2007, of which $341,864 related to the manufacturing segment, $755,619 related to the pharmaceutical segment, $3,452 related to the distribution segment and $1,458 related to corporate.

Of the $19,081,641 total property, plant, leasehold improvements and equipment as of March 31, 2008, $5,767,335 was attributable to the manufacturing segment, $739,414 was attributable to the distribution segment, $12,396,982 was attributable to the pharmaceutical segment and $177,910 was attributable to corporate. Of the $15,426,719 as of March 31, 2007, $5,433,967 was attributable to the manufacturing segment, $35,363 was attributable to the distribution segment, $9,781,794 was attributable to the pharmaceutical segment and $175,595 was attributable to corporate.

NOTE 7—ACQUISITION OF DYNAMIC HEALTH PRODUCTS, INC.

Effective October 16, 2007, the Company acquired 100% of the common stock of Dynamic Health Products, Inc., a Florida corporation. BOSS develops, markets and distributes a wide variety of sports nutrition products, performance drinks, non-prescription dietary supplements, health and beauty care products, health food and nutritional products, soft goods and other related products. The Company’s products are primarily marketed throughout the United States to independent pharmacies, regional and national chain drug stores, mail order facilities, mass merchandisers, deep discounters, gyms, health food stores, internet companies, distributors and brokers. It was determined by management and the Board of Directors of the Company that it would be in the best interest of the Company to acquire BOSS to further certain of its business objectives, including without limitation, providing additional capital to support continued growth. Note that we were a related party to BOSS in that several of our officers and directors were related parties to BOSS, prior to our acquisition of BOSS, as we have previously reported in our Form 8-K filed on May 17, 2007, with the Securities and Exchange Commission, file no. 001-16185, in regards to the acquisition.

The above was accomplished pursuant to an Agreement and Plan of Reorganization, dated May 14, 2007. At the closing, the Company acquired all of the issued and outstanding shares of common stock of BOSS in exchange for 2,398,806 new shares of Company, $.01 par value common stock, such that BOSS shareholders received one share of Company common stock in exchange for every 7 shares of BOSS common stock held, and any fractional shares were rounded up to the nearest whole share.

The transaction was accounted for as a purchase. The results of operations of BOSS and its subsidiaries have been included in the Company’s results of operations since the effective date of acquisition, October 16, 2007.

The aggregate cost of this acquisition was as follows:

Assumption of liabilities	$15,625,185
Cash paid for acquisition costs	103,136
Common stock issued	8,515,761

$24,244,082

The aggregate purchase price was allocated as follows:

Inventory	$6,441,846
Accounts receivable	1,820,716
Cash acquired	1,290,137
Property, leasehold improvements and equipment	643,887
Prepaid expenses	463,018
Certificate of deposit	201,891
Other current assets	190,352
Deferred income taxes	177,800
Other assets	24,364
Intangible assets	283,457
Goodwill	12,706,614

$24,244,082

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

The unaudited pro forma effect of the acquisition of BOSS on the Company’s revenues, net income (loss) and net income (loss) per share, had the acquisition occurred on April 1, 2007 and 2006, respectively, is as follows:

	Year Ended March 31, 2008	Year Ended March 31, 2007
	(Unaudited)	(Unaudited)
Revenues	$89,770,058	$116,203,167
Net income (loss)	$(8,167,157)	$(1,608,112)
Basic income (loss) per share	$(0.59)	$(0.13)
Diluted income (loss) per share	$(0.59)	$(0.13)

NOTE 8—GOODWILL, NET

Goodwill, net, consists of the following at March 31,:

	2008	2007
Goodwill	$13,598,324	$901,727
Less accumulated amortization	(172,831)	(172,831)

	$13,425,493	$728,896

As of March 31, 2008, goodwill of $13,598,324 represented an intangible asset, of which $901,727 was attributable to the manufacturing segment and of which $12,696,597 was attributable to the distribution segment. As of March 31, 2007, goodwill represented an intangible asset attributable to the manufacturing segment. Goodwill is analyzed each January 1 for impairment as it has an indeterminant life. Based on the Company’s analyses performed, no impairment losses were required to have been recorded during the fiscal years ended March 31, 2008 and 2007.

NOTE 9—INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following at March 31,:

	2008	2007
Loan and lease costs	$984,291	$26,025
Intellectual property	1,822,313	1,571,767
Generic drug ANDAs	3,402,666	3,402,666
Patents, trademarks, customer lists and distributor agreement	315,427	9,554

	$6,524,697	$5,010,012
Less accumulated amortization	(91,743)	(65,362)

	$6,432,954	$4,944,650

As of March 31, 2008, the loan and lease costs of $984,291 are related to corporate and all of which have an identifiable life and are amortized over that life. Of the $1,822,313 of intellectual property, $200,000 was attributable to the manufacturing segment, $1,200,396 was attributable to the distribution segment with the balance of $421,917 being attributable to the pharmaceutical segment, all of which have no identifiable life and are therefore evaluated annually for impairment. The generic drug ANDAs relate to the pharmaceutical segment and do not have an identifiable life and are therefore evaluated annually for impairment. Of the $315,427 of patents, trademarks, customer lists and distribution agreement, $31,121 relates to the manufacturing segment, $279,136 relates to the distribution segment and $5,170 relates to the pharmaceutical segment.

As of March 31, 2007, loan and lease costs of $26,025, and patents of $9,554 represented identifiable intangible assets attributable to the manufacturing segment with the intellectual property balance of $1,571,767, not identifiable related to service life, is an intangible attributable to the distribution segment. The generic drug ANDAs are attributable to the pharmaceutical segment and also do not have an identifiable life (see Note 16). The deferred compensation expense, and the lease and loan costs, and the patents are amortized based on their useful life as determined by the life of the three-year life of the restricted stock award for deferred compensation expense; over the life of the directly-related loan or lease and over the lives of the patents.

As there is an indeterminant life as related to the intellectual property and the generic drug ANDAs, this asset is analyzed each January 1 for impairment. Based on that analysis, no impairment loss was required to be recorded as of or for the fiscal year ended March 31, 2008 or 2007.

NOTE 10—MEDIA CREDITS, NET

Media credits, net, consist of the following at March 31,:

	2008	2007
Media credits	$—	$452,079
Deferred revenue	—	(165,913)

	$—	$286,166

During March 2005, the Company negotiated with an international media company to exchange excess CarbSlim inventory for future credit for use on custom print, radio and television advertising. Based on the Company’s distribution segment expansion into its own branded consumer product lines coupled with the decline in customer demand for low-carb products, this excess inventory was able to be redeemed with the media credits having a three-year life. The media credits were recorded based on the net cost of CarbSlim inventory that was exchanged. During March 31, 2007, the media credits balance was reduced by a net charge to Cost of Sales of $513,000, with the remaining balance of $286,166 being used throughout the fiscal year ended March 31, 2008.

NOTE 11—OTHER ASSETS, NET

Other assets, net, consist of the following at March 31,:

	2008	2007
Deposits	$191,266	$161,404
Other assets	547,707	74,583

	$738,973	$235,987
Less allowance for uncollectible accounts	(153,795)	(38,000)

	$585,178	$197,987

Of the $191,266, deposits as of March 31, 2008, $67,690 was attributable to manufacturing segment, $26,819 was attributable to the distribution segment and $96,757 was attributable to pharmaceutical segment. Of the $161,404, deposits as of March 31, 2007, $62,496 was attributable to manufacturing segment, $6,032 was attributable to the distribution segment and $92,876 was attributable to the pharmaceutical segment.

Of the $547,707, other assets as of March 31, 2008, $286,464 was attributable to corporate and consisted of various other assets and $261,243 was attributable to the distribution segment and consisted of two customer’s notes receivable. Although the Company has a judgment against one of the customers, an allowance of $153,795 was established. The Company intends to continue to pursue collection efforts until such time that management has deemed collection efforts as futile based on ongoing cost versus benefit analyses.

As March 31, 2007, other assets were attributable to the manufacturing segment and consisted of two customer’s returned checks. Although the Company had begun legal action against the customers, an allowance of $38,000 was established. The Company intends to continue to pursue collection efforts until such time that management has deemed collection efforts as futile based on ongoing cost versus benefit analyses.

NOTE 12— CREDIT LINE PAYABLE

On October 12, 2007, BOSS issued a revolving Promissory Note (“Note”) to Wachovia Bank, National Association (“Wachovia”), in the amount of $4 million or such sum as may be advanced and outstanding from time to time. Interest shall accrue on the unpaid principal balance and varies based on the LIBOR Market Index Rate plus 1.75%, for any day. The note is due and payable is consecutive monthly payments of accrued interest only, commencing on November 20, 2007, and continuing on the same day of each month thereafter until fully paid. In any event, all principal and accrued interest shall be due and payable on August 31, 2008. The principal balance on the note was $2,606,000 on March 31, 2008.

On April 25, 2008, the Company entered into a Modification Number 001 To Loan Agreement and a Modification Number 001 To Promissory Note with Wachovia, whereby the amount of the October 12, 2007 revolving Note to Wachovia was reduced from $4 million to $2.5 million, or such sum as may be advanced and outstanding from time to time. In addition, the rate of interest was modified whereby interest shall accrue on the unpaid principal balance and varies based on the LIBOR Market Index Rate plus 3.15%, for any day. Certain terms of the loan were modified including the financial covenant in regards to the liquidity ratio.

NOTE 13— NOTES PAYABLE (SHORT-TERM)

On October 1, 2007, the Company issued a $3,500,000 promissory note to First Community Bank of America (“FCB”). Interest on the note is payable monthly in arrears, commencing November 6, 2007, at the rate of 7.35% per annum, with the entire principal payment plus interest due on April 6, 2008. The principal balance of the note was $3,500,000 on March 31, 2008.

On December 20, 2007, the Company issued a $500,000 promissory note to FCB. Interest on the note is payable monthly in arrears, commencing January 20, 2008, at the rate of 7.35% per annum, with the entire principal payment plus interest due on April 6, 2008. The principal balance of the note was $500,000 on March 31, 2008.

On January 18, 2008, the Company issued a $1,000,000 promissory note to FCB. Interest on the note is payable monthly in arrears, commencing February 20, 2008, at the rate of 7.35% per annum, with the entire principal payment plus interest due on April 6, 2008. The principal balance of the note was $1,000,000 on March 31, 2008.

On April 6, 2008, the Company entered into a Change In Terms Agreement with FCB, whereby the $3,500,000 promissory note issued to FCB on October 1, 2007 was modified and consolidated with the $500,000 promissory note issued to FCB on December 20, 2007 and the $1,000,000 promissory note issued to FCB on January 18, 2008. In accordance with the modified terms, interest on the note is payable monthly in arrears, commencing May 6, 2008, at the rate of 5.15% per annum, with the entire principal payment of $5,000,000 plus interest being due on October 6, 2008. In connection with the promissory note, the Company assigned, as collateral security for the note, a certificate of deposit account with FCB in the approximate balance of $6,246,771 as of January 18, 2008, including interest thereon.

During the fiscal year ended March 31, 2008, the Company issued three short-term notes payable to AFCO Credit Corporation for insurance expenses. The total amount of the three notes was $165,655. The principal balance of the notes as of March 31, 2008 was $99,490.

Of the $5,099,490 of short-term obligations outstanding as of March 31, 2008, $5,026,159 relates to corporate, $36,239 relates to manufacturing and $37,092 relates to distribution.

NOTE 14—LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at March 31,:

	2008	2007
8% Five year, $2 million capital lease line with interest due monthly, LIBOR + 1.5%	$692,520	$850,000
5% Three year installment loan, due in annual principal and interest payments; principal payments of $833,333 are due each August 2006-2008 (See further consideration in the footnote below)	2,500,000	2,500,000
Deferred compensation	—	1,169,000
Other	294,479	338,056

	$3,486,999	$4,857,056
Less current maturities	(2,700,110)	(1,771,884)

	$786,889	$3,085,172

The capital lease as of March 31, 2008 and 2007 represented two pieces of pharmaceutical segment equipment, whose cost totaled $850,000 as of March 31, 2007. The principal and interest payments will be $204,672 for each of the years ending March 31, 2009 through 2012, with $68,224 being paid for the fiscal year ending March 31, 2013.

As of March 31, 2007, the deferred compensation related to approximately 488,000 shares of the Company’s common stock that had not yet been issued in connection with the conversion of all unvested stock options to three-year restricted stock as discussed further in Note 20.

Of the $3,486,999 of total long-term obligations outstanding as of March 31, 2008, $907,843 related to corporate, $67,320 relates to manufacturing, $11,836 relates to distribution and $2,500,000 relates to pharmaceutical. Of the $4,857,056 of total long-term obligations outstanding as of March 31, 2007, $2,260,710 related to corporate, distribution represents $40,879, $55,467 relates to manufacturing and $2,500,000 relates to pharmaceutical. During August 2005, the Company finalized its agreement with an unrelated third party to purchase 51% of American Antibiotics LLC (see Note 16) and entered into a three-year 5% loan payable in $833,333 annual installments after the initial $500,000 down payment.

At March 31, 2008, aggregate maturities of long-term obligations are as follows:

Year ending March 31,
2009	$2,700,110
2010	198,100
2011	187,757
2012	200,716
2013	4,200
Thereafter	196,116

$3,486,999

NOTE 15—CONVERTIBLE DEBT

On April 5, 2007, GeoPharma, Inc. entered into a Note Purchase Agreement, Securities (Common Stock) Purchase Agreement, Convertible Promissory Note, Warrant, and two related Registration Rights Agreements with Whitebox Pharmaceutical Growth Fund, Ltd. (“Whitebox”). In connection with the Whitebox financing, the Company paid a fee to Rodman & Renshaw, LLC equal to $750,000 in cash and a warrant to purchase up to 143,403 shares of the Company’s common stock at an exercise price of $5.23. The transactions contemplated by such agreements were consummated on April 5, 2007, at which time the Company issued the following securities to Whitebox for the following consideration:

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

On April 24, 2008, the Company and Whitebox entered into an Amended and Restated Note Purchase Agreement (the “Restated Note Purchase Agreement”), Amended and Restated Convertible Promissory Note (the “Restated Note”), and Amended and Restated Registration Rights Agreement (the “Restated Registration Rights Agreement” and collectively with the “Restated Note Purchase Agreement and “Restated Note,” the “Restated Agreements”), all of which collectively serve to amend and restate the Original Note, Original Note Purchase Agreement and the Original Registration Rights Agreements. The material amendments contained in the Restated Agreements include the following:

•

The Additional Notes contemplated by the Original Note Purchase Agreement have been eliminated and replaced by adding the principal amount of the Additional Notes ($5,000,000) to the Restated Note, thus increasing the total principal amount of the Restated Note to $15,000,000.

•

The terms and conditions necessary to satisfy the issuance of the Subsequent Notes contemplated by the Original Note Purchase Agreement have been modified so that Whitebox is now required to make such loan upon the Company’s acquisition of the real estate related to its Beta-Lactam facility (which it currently leases) in Baltimore, Maryland and the satisfaction or waiver of certain other closing conditions related thereto.

•

All interest that had accrued on the Original Note from its original issue date (April 5, 2007) through April 24, 2008, in the amount of $865,058, has been converted by Whitebox into a total of 389,666 shares of the Company’s Common Stock in full satisfaction of such accrued interest.

•

The interest rate on the Restated Note from and after April 24, 2008 has been increased to 12%, but all of such interest may now be paid, at the option of the Company in shares of common stock of the Company valued at 95% of the volume weighted average market price of the shares during the 5 trading days immediately preceding the payment of interest, provided that certain “Equity Conditions” (as defined in the Restated Note) have been satisfied. If the Company does not meet the Equity Conditions, and if funds are legally available for the payment of interest, then the Company must pay such interest in cash.

•

All requirements that the Company meet certain minimum EBITDA targets have been deleted and replaced by a requirement that the Company’s Current Assets (defined as the sum of (w) 100% of the Company’s cash, plus (x) 100% of the Company’s net accounts receivables plus (y) 50% of the Company’s net inventory plus (z) 30% of the Company’s net property, plant and equipment) exceeds the Company’s Total Debt (defined as indebtedness of the Company and its subsidiaries (x) to Whitebox, (y) under the $4,000,000 revolving promissory note with Wachovia Bank, National Association and (z) under the $5,000,000 promissory note with First Community Bank of America.) If the Company fails to satisfy the foregoing Current Assets Test as of the required date for filing any Form 10-K or Form 10-Q, as applicable (the “Current Assets Test Measurement Date”), Whitebox may require the Company to redeem up to $2,000,000 of the principal amount of the Restated Note as of such Current Assets Test Measurement Date. In addition, if the Company’s Total Debt exceeds the Company’s Current Assets by more than $2,000,000 as of the Current Assets Test Measurement Date, such shortfall will constitute an Event of Default under the Restated Note, in which case the entire outstanding principal amount (including any Accreted Principal or Make-Whole Amounts (as defined by the Restated Note)) under the Restated Note will be due and payable on the 30th day after the occurrence of such default if the Company is unable to cure such default within such thirty (30) day period.

•

The provision of the Original Note Purchase Agreement that allowed Whitebox to put 1/10th of the outstanding principal amount of the Original Note (including any accreted interest) to the Company at par if (A) the sum of the Company’s (i) net accounts receivable, plus (ii) cash and cash equivalents, plus (iii) marketable securities at the end of any quarterly period were less than $7,000,000, or (B) the Company’s revenues were less than $5,000,000 for the most recently reported quarterly period, has been deleted.

•

The Company agreed to register all of the shares issuable pursuant to the Restated Note (whether as a result of a conversion or otherwise) to the extent permitted by the SEC in accordance with its rules and regulations.

In connection with the foregoing Restated Agreements, (a) Jugal K. Taneja (the Company’s Chairman of the Board) and certain other purchasers agreed to purchase from Whitebox 373,000 shares of the Company’s common stock, and 260,384 accompanying warrants, issued to Whitebox in connection with the Original Note Purchase Agreement, at a price of $2.22 per share, on or prior to May 7, 2008, and (b) the Company paid to Whitebox a $1,400,000 financing fee in cash.

The offering and sale of the Restated Note (as well as the Original Note and the shares issuable to Whitebox pursuant thereto) were deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offering and sale were made only to one accredited investor, and transfer of the securities has been restricted in accordance with the requirements of the Securities Act of 1933. The Company received written representations from Whitebox regarding, among other things, its accredited-investor status and investment intent.

NOTE 16—AMERICAN ANTIBIOTICS, LLC

On August 12, 2005, the Company, through American Antibiotics, LLC, a newly-formed subsidiary which is 51% owned by the Company, acquired substantially all of the assets of Consolidated Pharmaceutical Group, Inc., (the “Sellers”), an antibiotic manufacturer located in Baltimore, Maryland. The acquisition was made through American Antibiotics, LLC, a newly formed Florida limited liability company. American Antibiotics began with five ANDAs in 10 dosage forms; Amoxicillin 250mg and 500mg oral capsule, Amoxicillin 125mg / 5ml and 250mg / 5ml suspensions, Ampicillin 250mg and 500mg oral capsule, Ampicillin 125mg / 5ml and 250mg / 5ml suspensions, and Penicillin V. Potassium 125mg / 5ml and 250mg / 5ml suspension.

GeoPharma has a 51% controlling interest in American Antibiotics, LLC in exchange for $3,000,000. In accordance with the Purchase Agreement, the $3,000,000 note was immediately reduced based on a $500,000 cash down payment with the balance due of $2,500,000 amortized over three years at 5% interest with principal and interest serviced annually. In addition, the manufacturing facility located in Baltimore, Maryland remains rent free for the longer of twelve months or until the Sellers have brought the facility to current FDA and cGMP standards.

        As of March 31, 2008 and 2007, due to the fact that the facility was not yet to current FDA and cGMP standards, the note payment of $833,333 and related interest due August 2006 and any related monthly rent payments have not been made. The amounts due under the loan are recorded as a part of the current portion of long-term obligations on the Company’s balance sheet with the monthly rents continuing to accrue in accordance with U.S. generally accepted accounting principles.

Both the Company and the Sellers are continuing to work together on bringing the facility to FDA and cGMP standards. See further consideration in Note 21.

NOTE 17—RELATED PARTY TRANSACTIONS

The Company has entered into transactions and business relationships with certain of our officers, directors and principal stockholders or their affiliates.

Revenues: For the fiscal years ended March 31, 2008 and 2007, manufacturing revenues of approximately $972,162 and $723,696, respectively, were recorded from sales by the Company to Vitality Systems, Inc., an affiliate of the Company, and of which Jugal K. Taneja, the Chairman of the Board of the Company, is a principal shareholder.

Trade Accounts Receivable/ Trade Accounts Payable—Amounts due to affiliates and amounts due from affiliates represent balances owed by or amounts owed to the Company for sales occurring in the normal course of business. Amounts due to and amounts due from these affiliates are in the nature of trade payables or receivables and fluctuate based on sales volume and payments received.

As of March 31, 2008 and 2007, for the manufacturing segment, $37,471 and $182,199, respectively, was due from Vitality Systems, Inc.

NOTE 18—DISCONTINUED OPERATIONS

As presented on the face of the statement of operations under “Discontinued operations”, effective May 15, 2007, the Company mutually terminated its Pharmacy Benefit Management and Services Agreement (the “Agreement”). Under the Agreement, the Company previously managed AmeriGroup’s (formerly known as CarePlus) health care plan members and administrated the members’ related pharmacy claims. As of March 31, 2008, no amounts were due from or due to AmeriGroup and therefore, the business segment will not continue.

NOTE 19—INCOME TAXES

Income taxes as of and for the years ended March 31, 2008 and 2007 differ from the amounts computed by applying the effective income tax rates to income before income taxes as a result of the following:

	March 31, 2008	March 31, 2007
Computed tax expense at the statutory rate (37.63%)	$(3,553,000)	$1,072,306
Increase (decrease) in taxes resulting from:
Effect of permanent differences:
Permanent differences	17,849	25,800
Other, net	(23,664)	(42,600)
Tax benefits acquired in merger	(800,000)	—
Valuation allowance	1,849,000	(208,700)
Effect of IRS audit adjustments	—	(503,855)

Income tax benefit (expense)	$2,509,815	$(342,951)

Temporary differences that give rise to deferred tax assets and liabilities are as follows:

	March 31, 2008	March 31, 2007
Deferred tax assets:
Bad debts	$267,588	$99,189
Inventories	37,110	15,359
Accrued vacation	68,211	38,591
Deposits	197,618	123,733
Stock option cancellation	811,567	417,442
Deferred rent	163,428	—
Net operating loss carryforwards	4,102,984	214,690

	$5,648,506	$909,004
Valuation Allowance	(2,058,000)	(208,700)

Deferred tax asset	$3,590,506	$700,304

Deferred tax liabilities:
Fixed asset basis differences	(277,173)	125,983
Inventory capitalization	(125,133)	—
Amortization	—	(249,692)

	$(402,306)	$(123,709)

Net deferred tax asset (liability) recorded	$3,188,200	$576,595

At March 31, 2008 and 2007, the Company has a tax net operating loss carryforward of approximately $8,300,000 and $570,000 to offset future taxable income. The tax net operating loss carryforwards begin to expire in 2021. During the year ended March 31, 2007, the Internal Revenue Service completed their review of the Company’s tax returns for 2004 and 2003 which resulted in a change in the NOL available in the current year. The tax effect of the benefit was approximately $504,000.

The Company adopted Financial Standards Board Interpretation No. 48, Accounting for Income Taxes (“FIN 48”). As a result of the adoption of FIN 48, the Company has not recognized a material adjustment in the liability for unrecognized tax benefits and has not recorded any provision for penalties or interest related to uncertain tax positions.

NOTE 20— SHAREHOLDERS’ EQUITY

Common Stock

        As of March 31, 2008 and 2007, the number of shares of $.01 par value Common Stock outstanding was 14,380,387 and 10,232,985, respectively before treasury shares of 65,428 and 110,379 for the same periods. The increase in common shares outstanding is a direct result of stock option exercises, payment of preferred stock dividends, and employee stock awards. During June 2006 and 2005, the Company’s management was awarded a total of 160,000 and 130,000 restricted, three-year vesting shares from the treasury shares held by the Company and as a direct result of such grant, recorded a non-cash deferred compensation expense of approximately $520,370 and $92,820 included within other assets and has amortized $67,129 and $23,000 to selling, general and administrative expenses.

During the fiscal year ended March 31, 2008, no stock options were granted. On March 31, 2007, the Company’s Compensation Committee adopted the unvested stock option plan that exchanged, based on a predetermined exchange formula using grant date and exercise price, all unvested stock options to three-year restricted stock. The Nasdaq closing price on that date was $4.40. Based on an independent valuation, 488,666 was the total number of unvested stock options with a total value of $1,109,272 was recorded as a deferred compensation asset with $1,109,272 recorded as a deferred compensation liability representing the pending issuance of the Company’s 488,000 three-year restricted stock.

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

The Company and Whitebox entered into two Registration Rights Agreements dated April 5, 2007, one related to 573,395 shares of common stock of the Company owned by Whitebox and the other related to the shares of common stock of the Company issuable upon conversion, or as payment of interest and principal with regard to, the $10,000,000 8% Secured Convertible Promissory Note dated April 5, 2007. In compliance with the foregoing, the Company filed a registration statement (file no. 333-142369) with the Securities and Exchange Commission (the “SEC”) and caused it to become effective on December 7, 2007, pursuant to which the Company registered 1,931,395 shares, consisting of the 573,395 shares owned by Whitebox, up to 1,214,597 shares issuable upon the conversion of the note, up to 143,403 shares issuable upon the exercise of warrants owned by Rodman & Renshaw.

On May 15, 2007, DHP and the Company filed with the SEC a joint proxy statement/prospectus on Form S-4, in connection with the proposed acquisition of BOSS by the Company, pursuant to the terms of the definitive Merger Agreement. The S-4 Registration Statement (file no. 333-142994), as amended, was declared effective on July 5, 2007, for the registration of up to 3,500,000 shares of common stock of the Company. On August 10, 2007, the Merger Agreement was approved by shareholders of the Company and BOSS (see Note 7).

Preferred Stock and Convertible Debt

On March 5, 2004, we entered into a Securities Purchase Agreement with two Funds under which we issued a total of 5,000 shares, 6% Series B Convertible Preferred Stock together with warrants to purchase 262,500 shares of the company’s common stock for $5,000,000; 131,250 warrants are at a price equal to $6.29, 131,250 warrants are at a price equal to $6.57. All of the warrants are exercisable until March 5, 2011. The 6% Series B Convertible Preferred Stock is convertible into the Company’s common stock. The conversion price of the preferred stock is $6.00 per share. The series B convertible preferred stock has a liquidation value of $1,000 per share.

During February 2006, the Company fully satisfied its approximate $2.424 million debt outstanding by issuing 530,469 common shares and simultaneously wrote off to interest expense the $300,000 unamortized debt discount. Based on the conversion price of $5.32, all warrants outstanding as related to Series A and Series B Preferred Stock was adjusted to equal $5.32 as in the 2004 Preferred Stock Agreements.

As of April 5, 2007, the Company and Whitebox Pharmaceutical Growth Fund, Ltd. entered into a $10 million, 8% convertible debt. As the conversion price was $4.36, all other outstanding warrants were changed to $4.36.

	Warrants	Outstanding		Warrants	Exercisable
Exercise Prices	Number Outstanding 03/31/08	Weighted Average Remaining Contractual Life (years)	Weighted Average Price 03/31/08	Options exercisable at March 31, 2008	Weighted Average Exercise Prices
$4.36 (Preferred Stock)	562,500	3	$4.36	562,500	$4.36
$4.36 (Convertible Debt)	400,000	6	$4.36	400,000	$4.36

Stock Option Plans

The Employee Plan

Effective March 31, 2007, all Stock Option Plans’ unvested options were exchanged for 3-year restricted stock. See each Plan detailed below. The total unvested options forfeited for all Plans was 1,453,331 unvested options in exchange for 488,666 3-year restricted common stock. As a result, $1,581,703 stock option expense was recorded for the year ended March 31, 2007 with a $1,109,272 deferred compensation asset and a $1,109,272 deferred compensation liability representing the excess value of the stock options exchanged over the value of the 3-year stock yet to be issued. The compensation asset will be amortized over 3 years, the life of the restricted stock. As of March 31, 2008, the balance of the deferred compensation asset was $2,158,291 and the balance of the deferred compensation liability was $0. No stock options were issued during the fiscal year ended March 31, 2008.

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

The Non-Employee Plan originally provided for the grant of nonqualified stock options to purchase up to 500,000 shares of Common Stock to members of the Board of Directors who are not employees of the Company. On May 18, 2004, the shareholders approved the amendment to the Plan increasing the total shares to 1,000,000. On the date on which a new non-employee director is first elected or appointed, he will automatically be granted options to purchase 50,000 shares of Common Stock for each year of his initial term. All options have an exercise price equal to the fair market value of the Common Stock on the date of grant. The options vest over a three-year vesting schedule with the first year’s vesting period ending one year from date of grant. The following summarizes the non-employee common stock options outstanding as of March 31, 2008 and 2007:

The Non-Employee Plan

	2008		2007
Non-Employee Stock Options	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,020,169	$1.52	1,418,497	$4.71
Granted	—	$—	400,000	$4.40
Exercised	—	$—	(61,665)	$(2.97)
Forfeited	—	$—	(736,663)	$(4.40)

Outstanding, end of year	1,020,169	$1.52	1,020,169	$1.52

Options vested, end of year	1,020,169	$1.52	1,020,169	$1.52

The Employee Plan

The following table summarizes information about the employee stock option activity for the years ended March 31, 2008 and 2007:

	2008		2007
Employee Stock Options	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	393,083	$1.57	648,417	$2.46
Granted	—	$—	—	$—
Exercised	(10,000)	$(0.85)	(38,667)	$(0.85)
Forfeited	—	$—	(216,667)	$(4.55)

Outstanding, end of year	383,083	$1.57	393,083	$1.57

Options vested, end of year	383,083	$1.57	393,083	$1.57

	2008		2007
Officer Stock Options	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	494,932	$1.41	1,144,933	$1.71
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited	—	$—	(650,001)	$(4.55)

Outstanding, end of year	494,932	$1.41	494,932	$1.41

Options vested, end of year	494,932	$1.41	494,932	$1.41

NOTE 21—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating leases for facilities and certain machinery and equipment that expire at various dates through 2013. Certain leases provide an option to extend the lease term. Certain leases provide for payment by the Company of any increases in property taxes, insurance, and common area maintenance over a base amount and others provide for payment of all property taxes and insurance by the Company. Future minimum lease payments, by year and in aggregate under non-cancelable operating leases, consist of the following at March 31, 2008:

Year ending March 31,
2009	$1,320,438
2010	1,084,865
2011	697,086
2012	553,122
2013	447,741
Thereafter	424,054

$4,527,306

Rent expense on the above leases totaled $1,006,752 and $1,149,358 in each of the years ended March 31, 2008 and 2007, respectively.

Litigation

        On September 29, 2006, Schering Corporation (“Schering”) filed an action in the United States District Court for the District of New Jersey, against Belcher Pharmaceuticals, Inc. and GeoPharma, Inc. (along with nineteen other defendants) alleging that the filing of Belcher Pharmaceuticals’ Abbreviated New Drug Application (“ANDA”) for 5 mg Desloratadine Tablets, AB-rated to Clarinex ® , infringed U.S. Patent No. 6,100,274 (“the ‘274 patent”) Case No. 3:06-cv-04715-MLC-TJB. On November 8, 2006, Belcher filed a motion to dismiss in the New Jersey case for lack of jurisdiction. On October 5, 2006 Schering filed an action in the United States District Court for the Middle District of Florida, Tampa Division, Case No. 8:06-cv-01843-SCB-EAJ, against Belcher Pharmaceuticals, Inc. and GeoPharma, Inc. alleging that the filing of Belcher Pharmaceuticals’ ANDA for 5 mg Desloratadine Tablets, AB-rated to Clarinex ® , infringed the ‘274 patent. On February 14, 2008 Belcher and Schering entered into a stipulation to withdraw the motion to dismiss the New Jersey action and to consolidate the New Jersey and Florida actions.

        On February 20, 2008, Sepracor Inc. and University of Massachusetts (“Sepracor”) filed an action in the United States District Court for the District of New Jersey, against Belcher Pharmaceuticals, Inc. and GeoPharma, Inc. alleging that the filing of Belcher Pharmaceuticals’ ANDA for 5 mg Desloratadine Tablets, AB-rated to Clarinex®, infringed U.S. Patent No. 7,214,683 (“the ’683 patent”) and U.S. Patent No. 7,214,684 (“the ’684 patent”) Case No. 3:08-cv-00945-MLC-TJB.

        Company management and Belcher disputes Schering’s claims in the two actions and believes its proposed desloratadine product does not infringe any valid claim of the ’274 patent. Company management and Belcher also disputes Sepracor’s claims and believes its proposed desloratadine product does not infringe any valid claim of the ’683 patent or the ’684 patent. The possible outcome cannot be determined at this time.

        During September 2006, the Company, through its 51% owned subsidiary, American Antibiotics, LLC, filed in the Circuit Court for Anne Arundel County, Maryland, Case No. C-06-117230, naming defendents Consolidated Pharmaceutical Group (“CPG”), the directors of CPG and two other individuals acting on behalf of

CPG (collectively “the Defendents”). The litigation arises from and relates to agreements entered into between American Antibiotics and CPG for the purchase by American Antibiotics all of CPG’s rights, title and interest in various pharmaceutical Abbreviated New Drug Applications (“ANDAs”) and for the Baltimore Maryland facility lease (the “Lease”). The Suit brought by the Company alleges that the Defendents breached the ANDA agreement with certain misrepresentations and by failing to perform all the required improvements and modifications to the Baltimore, Maryland facility. Consolidated with American Antibiotic’s lawsuit is a separate action file against it by CPG, alleging that American Antibiotics has failed to pay rent that is due and owing under the Lease. Both cases have been stayed pending the outcome of settlement discussions, which are ongoing between the parties.

On May 1, 2006 Esther Krausz and Sharei Yeshua (“Note Holders”) filed an action against Dynamic Health Products, Inc. in the Circuit Court of Broward County, Florida (Index No. 06-6187) alleging Dynamic Health Products, Inc. defaulted on note payment obligations. The face amount of the note alleged to be held by Ester Krausz totals $280,000, the face amount of the note alleged to be held by Sharei Yeshua totals $220,000. The notes contain an interest rate of 8% per annum. Preliminary discovery has been conducted. Dynamic Health Products, Inc. filed a third party action against the agent for the Note Holders seeking indemnity and that action was settled in May 2008. The Note Holders have filed a request for trial with the court but no date has been set. Dynamic Health Products, Inc. is investigating whether the purported agent made any payments to the Note Holders on behalf of Dynamic Health Products, Inc. without disclosing those payments. To date, Plaintiffs have not provided copies of the notes to Dynamic Health Products, Inc. or made a specific monetary demand. Dynamic Health Products, Inc. intends to vigorously defend itself in this action.

From time to time we are subject to litigation incidental to our business including possible product liability claims. Such claims, if successful, could exceed applicable insurance coverage.

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of March 31, 2008 and 2007 should have a material adverse impact on its financial condition or results of operations.

Employment Agreements

Effective April 1, 2004, the Company renewed employment agreements with each of its officers, Mihir K. Taneja, Chief Executive Officer, Kotha S. Sekharam, President, and Carol Dore-Falcone, Senior Vice President and Chief Financial Officer, for a three year term, at annual salaries of $240,000, $170,000 and $160,000, plus benefits, respectively, through the fiscal year ended March 31, 2007. The agreements provided for annual increases as approved by the Compensation Committee, as independent subcommittee of the Board.

Effective April 1, 2008, the Company entered into a new employment agreement with each of its officers, Mihir K. Taneja, Chief Executive Officer, Kotha S. Sekharam, President, and Carol Dore-Falcone, Senior Vice President and Chief Financial Officer, and Mandeep K. Taneja, Vice President and General Counsel, for a three year term, at base annual salaries of $300,000, $225,000, $200,000 and $200,000, respectively, through the fiscal year ended March 31, 2011. For fiscal years beginning 2009 and thereafter, each agreement provides for the appointment of an independent consultant to review base salaries with reference to prevailing competitive standards for comparable positions in organizations similar to the Company. In addition, each agreement contains provisions for payment of bonuses and other benefits, and termination with cause or without cause.

Officers and employees are permitted to participate in our benefits and employee benefit plans that may be in effect from time to time, to the extent eligible, and each employee is entitled to receive an annual bonus as determined in the sole discretion of our Compensation Committee and the Board of Directors annually based on the Committee and the Board’s evaluation of the officer’s or employee’s performance as well as the Company’s financial performance as documented in the Company’s Compensation Incentive Plan.

Consulting Agreement

Effective April 1, 2004, the Company renewed its consulting agreement with the Chairman of the Board, Jugal K. Taneja, for a three year term, pursuant to which he was paid an annual fee of $300,000. Effective April 1, 2008, the Company entered into a new Consulting Agreement with Jugal K. Taneja, which provides for payment of a base annual fee of $550,000. For fiscal years beginning 2009 and thereafter, the agreement provides for the appointment of an independent consultant to review the base compensation fee with reference to prevailing competitive standards for comparable positions in organizations similar to the Company. In addition, the agreement contains provisions for payment of bonuses and other benefits, and termination with cause or without cause.

Directors’ Compensation

The Company paid directors fees of $2,500 each per quarter until April 1, 2007, at which time the fees were increased to $3,750 each per quarter. In addition, each director receives 3-year restricted stock. See further consideration within Note 19 above.

NOTE 22—SUBSEQUENT EVENTS

On April 24, 2008, the Company and Whitebox Pharmaceutical Growth Fund, Ltd. entered into an Amended and Restated Note Purchase Agreement (the “Restated Note Purchase Agreement”), Amended and Restated Convertible Promissory Note (the “Restated Note”), and Amended and Restated Registration Rights Agreement (the “Restated Registration Rights Agreement” and collectively with the “Restated Note Purchase Agreement and “Restated Note,” the “Restated Agreements”), all of which collectively serve to amend and restate the Original Note, Original Note Purchase Agreement and the Original Registration Rights Agreements (see Note 15). The material amendments contained in the Restated Agreements include the following:

•

The Additional Notes contemplated by the Original Note Purchase Agreement have been eliminated and replaced by adding the principal amount of the Additional Notes ($5,000,000) to the Restated Note, thus increasing the total principal amount of the Restated Note to $15,000,000.

•

The terms and conditions necessary to satisfy the issuance of the Subsequent Notes contemplated by the Original Note Purchase Agreement have been modified so that Whitebox is now required to make such loan upon the Company’s acquisition of the real estate related to its Beta-Lactam facility (which it currently leases) in Baltimore, Maryland and the satisfaction or waiver of certain other closing conditions related thereto.

•

All interest that had accrued on the Original Note from its original issue date (April 5, 2007) through April 24, 2008, in the amount of $865,058, has been converted by Whitebox into a total of 389,666 shares of the Company’s Common Stock in full satisfaction of such accrued interest.

•

The interest rate on the Restated Note from and after April 24, 2008 has been increased to 12%, but all of such interest may now be paid, at the option of the Company in shares of common stock of the Company valued at 95% of the volume weighted average market price of the shares during the 5 trading days immediately preceding the payment of interest, provided that certain “Equity Conditions” (as defined in the Restated Note) have been satisfied. If the Company does not meet the Equity Conditions, and if funds are legally available for the payment of interest, then the Company must pay such interest in cash.

•

All requirements that the Company meet certain minimum EBITDA targets have been deleted and replaced by a requirement that the Company’s Current Assets (defined as the sum of (w) 100% of the Company’s cash, plus (x) 100% of the Company’s net accounts receivables plus (y) 50% of the Company’s net inventory plus (z) 30% of the Company’s net property, plant and equipment) exceeds the Company’s Total Debt (defined as indebtedness of the Company and its subsidiaries (x) to Whitebox, (y) under the $4,000,000 revolving promissory note with Wachovia Bank, National Association and (z) under the $5,000,000 promissory note with First Community Bank of America.) If the Company fails to satisfy the foregoing Current Assets Test as of the required date for filing any Form 10-K or Form 10-Q, as applicable (the “Current Assets Test Measurement Date”), Whitebox may require the Company to redeem up to $2,000,000 of the principal amount of the Restated Note as of such Current Assets Test Measurement Date. In addition, if the Company’s Total Debt exceeds the Company’s Current Assets by more than $2,000,000 as of the Current Assets Test Measurement Date, such shortfall will constitute an Event of Default under the Restated Note, in which case the entire outstanding principal amount (including any Accreted Principal or Make-Whole Amounts (as defined by the Restated Note)) under the Restated Note will be due and payable on the 30th day after the occurrence of such default if the Company is unable to cure such default within such thirty (30) day period.

•

The provision of the Original Note Purchase Agreement that allowed Whitebox to put 1/10th of the outstanding principal amount of the Original Note (including any accreted interest) to the Company at par if (A) the sum of the Company’s (i) net accounts receivable, plus (ii) cash and cash equivalents, plus (iii) marketable securities at the end of any quarterly period were less than $7,000,000, or (B) the Company’s revenues were less than $5,000,000 for the most recently reported quarterly period, has been deleted.

•

The Company agreed to register all of the shares issuable pursuant to the Restated Note (whether as a result of a conversion or otherwise) to the extent permitted by the SEC in accordance with its rules and regulations.

In connection with the foregoing Restated Agreements, (a) Jugal K. Taneja (the Company’s Chairman of the Board) and certain other purchasers agreed to purchase from Whitebox 373,000 shares of the Company’s common stock, and 260,384 accompanying warrants, issued to Whitebox in connection with the Original Note Purchase Agreement, at a price of $2.22 per share, on or prior to May 7, 2008, and (b) the Company paid to Whitebox a $1,400,000 financing fee in cash.

The offering and sale of the Restated Note (as well as the Original Note and the shares issuable to Whitebox pursuant thereto) were deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offering and sale were made only to one accredited investor, and transfer of the securities has been restricted in accordance with the requirements of the Securities Act of 1933. The Company received written representations from Whitebox regarding, among other things, its accredited-investor status and investment intent.

On April 6, 2008, the Company entered into a Change In Terms Agreement with First Community Bank of America, whereby the $3,500,000 promissory note issued to FCB on October 1, 2007 was modified and consolidated with the $500,000 promissory note issued to FCB on December 20, 2007 and the $1,000,000 promissory note issued to FCB on January 18, 2008 (see Note 13). In accordance with the modified terms, interest on the note is payable monthly in arrears, commencing May 6, 2008, at the rate of 5.15% per annum, with the entire principal payment of $5,000,000 plus interest being due on October 6, 2008. In connection with the promissory note, the Company assigned, as collateral security for the note, a certificate of deposit account with FCB in the approximate balance of $6,246,771 as of January 18, 2008, including interest thereon.

On April 25, 2008, the Company entered into a Modification Number 001 To Loan Agreement and a Modification Number 001 To Promissory Note with Wachovia Bank, National Association, whereby the amount of the October 12, 2007 revolving Note to Wachovia was reduced from $4 million to $2.5 million, or such sum as may be advanced and outstanding from time to time (see Note 13). In addition, the rate of interest was modified whereby interest shall accrue on the unpaid principal balance and varies based on the LIBOR Market Index Rate plus 3.15%, for any day. Certain terms of the loan were modified including the financial covenant in regards to the liquidity ratio.