Form 10-Q
period 2008-06-30
GeoPharma, Inc.
filed 2008-08-14
CIK 1098315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-16185

GEOPHARMA, INC.

(Exact name of registrant as specified in its charter)

State of Florida	59-2600232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6950 Bryan Dairy Road, Largo, Florida	33777
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (727) 544-8866

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐  Yes    ☒  No

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of August 8, 2008 was 16,312,346.

PART I – FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	March 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,003,580	$523,802
Certificate of deposit	6,075,038	6,001,946
Accounts receivable, net	6,217,452	7,708,349
Accounts receivable, other	344,700	324,234
Inventories, net	13,254,462	13,614,824
Prepaid expenses and other current assets	879,157	1,186,289
Due from affiliates	—	37,471

Total current assets	$28,774,389	$29,396,915
Property, plant, leasehold improvements and equipment, net	12,995,032	13,374,250
Goodwill, net	13,425,493	13,425,493
Deferred compensation	4,073,712	2,158,291
Intangible assets, net	8,076,074	6,432,954
Deferred tax asset, net	3,851,400	3,188,200
Other assets, net	1,584,387	1,038,891

Total assets	$72,780,487	$69,014,994

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,510,404	$12,728,936
Credit line payable	2,829,000	2,606,000
Notes payable	5,058,469	5,099,490
Current portion of long-term obligations	1,932,057	2,700,110
Accrued expenses and other liabilities	5,275,599	5,108,913

Total current liabilities	$25,605,529	$28,243,449
Long-term obligations, less current portion, and deferred revenue	1,958,781	786,889

Total liabilities	$27,564,310	$29,030,338
Convertible debt	15,000,000	10,000,000
Commitments and contingencies
Minority interest	(2,010,197)	(1,812,461)
Shareholders’ equity:
6% convertible preferred stock, Series B, $.01 par value (5,000 shares authorized, 5,000 shares issued and outstanding (liquidation preference $5,000,000)	50	50
Common stock, $.01 par value; 24,000,000 shares authorized; 16,362,530 and 14,380,387 shares issued and outstanding	163,625	143,804
Treasury stock (65,428 common shares, $.01 par value)	(654)	(654)
Additional paid-in capital	65,337,023	62,161,427
Retained earnings (deficit)	(33,273,670)	(30,507,510)

Total shareholders’ equity	$32,226,374	$31,797,117

Total liabilities and shareholders’ equity	$72,780,487	$69,014,994

See accompanying notes to condensed consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Revenues:
Distribution	$13,628,916	$1,856,599
Manufacturing	6,271,953	4,922,104
Pharmaceutical	124,438	41,199

Total revenues	$20,025,307	$6,819,902
Cost of goods sold:
Distribution	10,673,592	1,015,970
Manufacturing (exclusive of depreciation and amortization shown below)	4,681,437	3,460,634
Pharmaceutical	935,829	832,623

Total cost of goods sold	$16,290,858	$5,309,227
Gross profit:
Distribution	2,955,324	840,629
Manufacturing	1,590,516	1,461,470
Pharmaceutical	(811,391)	(791,424)

Total gross profit	$3,734,449	$1,510,675
Selling, general and administrative expenses:
Selling, general and administrative expenses	5,781,669	2,875,505
Stock compensation expense	306,350	156,590
Depreciation and amortization	668,102	363,127

Operating income (loss) before other income (expense), minority interest, income taxes and discontinued operations	$(3,021,672)	$(1,884,547)
Other income (expense), net:
Interest income (expense), net	(459,298)	(202,891)
Other income (expense), net	4,474	10,422

Total other income (expense), net	$(454,824)	$(192,469)

Income (loss) before minority interest, income taxes and discontinued operations	$(3,476,496)	$(2,077,016)
Minority interest benefit (expense)	197,736	225,662
Income tax benefit (expense)	662,400	807,600

Net income (loss) from continuing operations	$(2,616,360)	$(1,043,754)
Discontinued operations:
Revenues: PBM	$—	$2,925,139
Cost of goods sold: PBM	—	2,904,274

Gross profit: PBM	$—	$20,865
Selling, general and administrative expenses: PBM	—	20,785
PBM segment exit income (expense)	—	8,300

Discontinued operations net income (loss), net of income tax	$—	$8,380

Net income (loss)	$(2,616,360)	$(1,035,374)
Preferred stock dividends	149,800	108,333

Net income (loss) available to common shareholders	$(2,766,160)	$(1,143,707)

Basic income (loss) per share	$(0.19)	$(0.11)

Basic weighted average number of common shares outstanding	14,692,521	10,644,325

Diluted income (loss) per share	$(0.19)	$(0.11)

Diluted weighted average number of common shares outstanding	14,692,521	10,644,325

Basic and diluted discontinued operations earnings per share	$—	$—

See accompanying notes to condensed consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,616,360)	$(1,035,374)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, leasehold and intangible amortization	668,102	363,127
Income tax expense (benefit)	(662,400)	(807,600)
Amortization of stock deferred compensation	306,350	156,590
Accrued interest income	(73,092)	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,190,897	3,860,867
Accounts receivable, other	(20,467)	—
Inventories, net	360,362	(1,124,536)
Prepaid expenses and other current assets	285,117	(120,082)
Deferred tax asset, net	(800)	—
Accounts payable	(2,218,232)	(1,909,174)
Accrued expenses and other payables	1,006,335	(968,562)
Due from affiliates, net	37,471	292,615

Net cash provided by (used in) operating activities	$(1,736,717)	$(1,292,129)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, leasehold improvements and equipment	$(139,275)	$(633,956)
Purchase of certificate of deposit	—	(7,007,608)
Purchase of intangible assets	(1,527,838)	—
Proceeds (uses) due to minority interest investment, net	(197,736)	(225,662)

Net cash provided by (used in) investing activities	$(1,864,849)	$(7,867,226)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement – Convertible debt	$5,000,000	$10,000,000
Proceeds from private placement – Common stock issuance	—	2,500,000
Proceeds (repayments) from credit line, net	223,000	2,250,000
Proceeds from vested stock options exercised	8,500	—
Payments for private placement fees	(24,603)	(978,958)
Payments of short-term obligations	(41,021)	—
Payments of long-term obligations	(84,532)	(518,846)

Net cash provided by (used in) financing activities	$5,081,344	$13,252,196

Net increase (decrease) in cash	$1,479,778	$4,092,841
Cash at beginning of period	523,802	735,000

Cash at end of period	$2,003,580	$4,827,841

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$125,805	$84,124

Cash paid for income taxes	$—	$850,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of common stock issued to pay preferred stock dividends	$149,800	$108,333

Value of restricted common stock issued for deferred compensation	$2,221,771	$—

Value of common stock issued for payment of accrued interest expense	$865,059	$—

Value of accounts receivable converted to other assets	$300,000	$—

Value of common stock issued for payment of consulting fees	$24,691	$—

Increase in other assets and deferred revenue	$488,370	$—

See accompanying notes to condensed consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-K as of and for the years ended March 31, 2008 and 2007 as filed with the Securities and Exchange Commission on June 30, 2008.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

The condensed consolidated financial statements as of and for the three months ended June 30, 2008 include the accounts of GeoPharma, Inc. (the “Company”), (“GeoPharma”), which is continuing to do manufacturing business as Innovative Health Products, Inc. (“Innovative”), and its wholly-owned subsidiaries IHP Marketing, Inc. (“IHP Marketing”), Breakthrough Engineered Nutrition, Inc. (“Breakthrough”), Breakthrough Marketing, Inc. (“Breakthrough Marketing”), Belcher Pharmaceuticals, Inc. (“Belcher”), Belcher Capital Corporation (“Belcher Capital”), Go2PBM Services, Inc. (“PBM”), Libi Labs, Inc. (“Libi Labs”) and its 51% owned LLC, American Antibiotics, which is accounted for given the consideration of the 49% minority interest, EZ-Med Company (“EZ-Med”) and Dynamic Health Products, Inc. (“BOSS”). All transactions relating to significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements as of and for the three months ended June 30, 2007 include the accounts of GeoPharma, which is continuing to do manufacturing business as Innovative and its wholly-owned subsidiaries IHP Marketing, Breakthrough, Breakthrough Marketing, Belcher, Belcher Capital, PBM, Libi Labs and its 51% owned LLC, American Antibiotics, which is accounted for given the consideration of the 49% minority interest. Effective June 14, 2007, the Company acquired EZ-Med, a Florida corporation. All transactions relating to significant intercompany balances and transactions have been eliminated in consolidation.

b. Industry Segments

In accordance with the provisions of Statement of Financial Accounting Standards No. 131, (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information”, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker (“CODM”) related to the allocation of resources and in the resulting assessment of the segment’s overall performance. The measure used by the Company’s CODM is a business segment’s gross profit. As of and for the three months ended June 30, 2008, and as of March 31, 2088, the Company had three industry segments that accompany corporate: manufacturing, distribution and pharmaceutical. For the three months ended June 30, 2007, the Company had four industry segments that accompany corporate: manufacturing, distribution, pharmaceutical and pharmacy benefit management. Effective May 15, 2007, the Company mutually terminated its Pharmacy Benefit Management contract with AmeriGroup, formerly known as CarePlus, and as a result, the pharmacy benefit management segment was therefore ended. See further consideration in Note 12.

Each of the business segments total revenues for the three months ended June 30, 2008 and 2007 are presented on the face of the statements of operations. The $72,780,487, of total assets as of June 30, 2008 were comprised of $21,656,199 attributable to corporate, $13,492,940 attributable to manufacturing, $21,477,995 attributable to distribution, and $16,153,353 attributable to pharmaceutical. The $69,014,994, of total assets as of March 31, 2008 were comprised of $16,079,021 attributable to corporate, $14,280,086 attributable to manufacturing, $22,803,336 attributable to distribution, and $15,852,551 attributable to pharmaceutical.

c. Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

d. Certificate of Deposit

        The certificate of deposit earns interest at a rate of 3.15% per annum, matures on October 6, 2008, and has been assigned as collateral for the $5 million note payable to First Community Bank of America, due on October 6, 2008. See Note 9.

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

h. Intangible Assets

Intangible assets consist primarily of goodwill, loan costs, customer lists, a distributor agreement and intellectual property. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (SFAS 142) requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company has selected January 1 as the annual date to test these assets for impairment. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. The unamortized balance of the intellectual property as of June 30, 2008 and March 31, 2008 was $2,212,997 and $1,822,313, respectively. Based on the required analyses performed as of that annual test date, no impairment loss was required to be recorded for the fiscal year ended March 31, 2008.

For the three months ended June 30, 2008 and 2007, amortization expense associated with goodwill was $0. The unamortized balance of goodwill at June 30, 2008 and March 31, 2008 was $13,425,493. No impairment loss was required to be recorded.

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

j. Income Taxes

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities.

k. Earnings (Loss) Per Common Share

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. The reconciliation between basic and fully diluted shares for the three months ended June 30, 2008 and 2007 are as follows:

	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)
Net income (loss) per share – basic:
Net income (loss)	$(2,766,160)	$(1,143,707)

Weighted average shares – basic	14,692,521	10,644,325

Net income (loss) per share – basic	$(0.19)	$(0.11)

Net income (loss) per share – diluted:
Net income (loss)	$(2,766,160)	$(1,143,707)
Preferred stock dividends	—	—

	$(2,766,160)	$(1,143,707)

Weighted average shares – basic	14,692,521	10,644,325
Effect of convertible instruments prior to conversion	—	—
Effect of warrants prior to conversion	—	—
Effect of stock options	—	—

Weighted average shares-diluted	14,692,521	10,644,325

Net income (loss) per share – diluted	$(0.19)	$(0.11)

For the three months ended June 30, 2008, 4,284,706 shares issuable upon conversion of convertible instruments, warrants on 1,105,923 shares of common stock and 1,866,518 shares issuable upon exercise of stock options were not included in the computation of diluted earnings (loss) per share because their effects were anti-dilutive. For the three months ended June 30, 2007, 3,213,530 shares issuable upon conversion of convertible instruments, warrants on 1,105,923 shares of common stock and 1,876,518 shares issuable upon exercise of stock options were not included in the computation of diluted earnings (loss) per share because their effects were anti-dilutive.

l. Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates, assumptions and apply certain critical accounting policies that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at June 30, 2008 and March 31, 2008, as well as the reported amounts of revenues and expenses for the three months ended June 30, 2008 and 2007. Estimates and assumptions used in our financial statements are based on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions also require the application of certain accounting policies, many of which require estimates and assumptions about future events and their effect on amounts reported in the financial statements and related notes. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on our financial condition, results of operations and cash flows.

m. Concentration of Credit Risk

Concentrations of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable, net. At June 30, 2008, three customers, Spectrum Group with 9%, Iovate with 7.4% and Intelligent Beauty with 6.9% of the total of consolidated trade accounts receivable, net. At March 31, 2008, five customers, Walgreens with 10.2%, General Nutrition Distribution with 8.9%, Spectrum Group with 8.5%, ITV Global, Inc. with 7.1% and Berkeley Premium Nutraceuticals with 5.5% of the total of consolidated trade accounts receivable, net.

For the three months ended June 30, 2008, two customers individually exceeded 5% of our total consolidated revenues which included DPS Nutrition Inc. for 7.4% and Jacks Distribution for 6.3%, in relation to total consolidated revenues and for the three months ended June 30, 2007, four customers individually exceeded 5% of our total consolidated revenues which included Spectrum Group for 11.8%, General Nutrition Distribution for 9.2%, Jacks Distribution for 7% and CarePlus Health for 30%, in relation to total consolidated revenues.

The Company has no concentration of customers within specific geographic areas outside the United States that would give rise to significant geographic credit risk.

As of June 30, 2008 and March 31, 2008, the Company maintained cash balances in excess of federally insured limits of $7,548,809 and $6,006,411, respectively, including the Company’s certificate of deposit.

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

Costs incurred by BOSS for shipping, handling and warehousing are included in selling, general and administrative expenses in the statements of operations and were $462,607 for the three months ended June 30, 2008.

o. Advertising Costs

In accordance with Statement of Position No. 93-7, “Reporting on Advertising Costs” (SOP 93-7), the Company charges advertising costs, including those for catalog sales and direct mail, to expense as incurred. Advertising expenses are included in selling, general and administrative expenses in the statements of operations and were $422,280 and $165,526 for the three months ended June 30, 2008 and 2007, respectively.

For cooperative advertising allowances received from third party manufacturers and vendors, the Company applies EITF Issue No. 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”. These allowances are included as a reduction in cost of goods sold and were $145,900 and zero for the three months ended June 30, 2008 and 2007, respectively.

p. Research and Development Costs

Costs incurred to develop our generic pharmaceutical products are expensed as incurred and charged to research and development (“R&D”). R&D expenses for the three months ended June 30, 2008 and 2007 were $650,952 and $426,154, respectively.

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

Short-term and Long-term Obligations: The fair value of the Company’s fixed-rate short-term and long-term obligations is estimated using the discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At June 30, 2008 and March 31, 2008, the fair value of the Company’s short-term and long-term obligations approximated their carrying value.

Credit Line Payable: The carrying amount of the Company’s credit line payable approximates fair market value since the interest rate on this instrument corresponds to market interest rates.

r. Reclassifications

Certain reclassifications have been made to the financial statements as of March 31, 2008 and as of and for the three months ended June 30, 2007 to conform to the presentation as of and for the three months ended June 30, 2008.

s. Stock-Based Compensation

Effective April 1, 2006, the Company was required to adopt Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R) which replaces SFAS 123 and SFAS 148, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). SFAS 123R requires the cost relating to share-based payment transactions in which an entity exchanges its equity instruments for goods and services from either employees or non-employees be recognized in the financial statements as the goods are received or when the services are rendered. That cost will be measured based on the fair value of the equity instrument issued. We will no longer be permitted to follow the previously-followed intrinsic value accounting method that APB No. 25 allowed which resulted in no expense being recorded for stock option grants where the exercise price was equal to or greater than the fair market value of the underlying stock on the date of grant and further permitted disclosure-only pro forma compensation expense effects on net income. See further consideration in Note 11.

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

NOTE 3 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consist of the following:

	June 30, 2008	March 31, 2008
	(Unaudited)	(Unaudited)
Trade accounts receivable	$6,779,691	$8,265,656
Less allowance for uncollectible accounts	(562,239)	(557,307)

	$6,217,452	$7,708,349

As of June 30, 2008, the total accounts receivable balance of $6,779,691 includes $3,603,371 related to the Company’s manufacturing segment, $2,910,979 related to the Company’s distribution segment and $265,341 related to the Company’s pharmaceutical segment. As of March 31, 2008, the total accounts receivable balance of $8,265,656 includes $4,366,462 related to the Company’s manufacturing segment, $3,606,559 related to the Company’s distribution segment and $292,635 related to the Company’s pharmaceutical segment.

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

NOTE 4 – INVENTORIES, NET

Inventories, net, consist of the following:

	June 30, 2008	March 31, 2008
	(Unaudited)	(Unaudited)
Processed raw materials and packaging	$4,830,837	$5,461,487
Work in process	545,588	602,258
Finished goods	7,982,829	7,649,696

	$13,359,254	$13,713,441
Less reserve for obsolescence	(104,792)	(98,617)

	$13,254,462	$13,614,824

As of June 30, 2008, the total inventory balance of $13,359,254 includes $5,659,335 related to the Company’s manufacturing segment, $5,858,860 related to the Company’s distribution segment and $1,841,059 related to the Company’s pharmaceutical segment. As of March 31, 2008, the total inventory balance of $13,713,441 includes $5,568,602 related to the Company’s manufacturing segment, $6,415,783 related to the Company’s distribution segment and $1,729,056 related to the Company’s pharmaceutical segment.

NOTE 5 – DEFERRED COMPENSATION

The deferred compensation of $4,073,712 and $2,158,291 as of June 30, 2008 and March 31, 2008, respectively, relates to corporate and is amortized over its three-year life, the length of the common stock restriction. The deferred compensation asset relates to shares of 3-year restricted common stock issued pursuant to the 2005-2007 Compensation Incentive Plan effective beginning with the fiscal year ended March 31, 2006. The Plan documents the incentive plan and related awards for Plan achievements for the Chairman of the Board of Directors and the Company’s executive officers, which include the Chief Executive Officer, the President, the Senior Vice President/Chief Financial Officer and the Vice President/General Counsel. The asset was recorded based on the number of shares awarded and the discounted fair market value of the restricted stock the date of the award as based on an independent valuation and is amortized over its three-year life, the length of the restriction. See further consideration in Note 11.

NOTE 6 – INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

	June 30, 2008	March 31, 2008
	(Unaudited)	(Unaudited)
Loan and lease costs	$2,384,291	$984,291
Intellectual property	2,212,997	1,822,313
Generic drug ANDAs	3,402,666	3,402,666
Patents, trademarks, customer lists and distributor agreement	317,472	315,427

	$8,317,426	$6,524,697
Less accumulated amortization	(241,352)	(91,743)

	$8,076,074	$6,432,954

        As of June 30, 2008, the loan and lease costs of $2,384,291 are related to corporate and all of which have an identifiable life and are amortized over that life. Of the $2,212,997 of intellectual property, $200,000 was attributable to the manufacturing segment, $1,293,042 was attributable to the distribution segment with the balance of $719,955 being attributable to the pharmaceutical segment, all of which have no identifiable life and are therefore evaluated annually for impairment. The generic drug ANDAs relate to the pharmaceutical segment and do not have an identifiable life and are therefore evaluated annually for impairment. Of the $317,472 of patents, trademarks, customer lists and distribution agreement, $31,121 relates to the manufacturing segment, $279,136 relates to the distribution segment and $7,215 relates to the pharmaceutical segment.

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

As there is an indeterminant life as related to the intellectual property and the generic drug ANDAs, these assets are analyzed each January 1 for impairment.

NOTE 7 – INCOME TAXES

Income taxes for the three months ended June 30, 2008 and 2007 differ from the amounts computed by applying the effective income tax rates to income before income taxes as a result of the following:

	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)
Computed tax expense (benefit) at the statutory rate (37.63%)	$(1,203,000)	$(697,000)
Increase (decrease) in taxes resulting from:
Effect of permanent differences:
Non deductible	4,300	27,800
Other, net	(9,600)	(138,400)
Change in valuation allowance	545,900	—

Income tax (benefit) expense	$(662,400)	$(807,600)

Temporary differences that give rise to deferred tax assets and liabilities are as follows:
Deferred tax assets:
Bad debts	$289,900	$99,300
Inventories	39,400	18,700
Accrued vacation	87,000	39,500
Deposits	139,300	133,300
Deferred rent	163,400	163,400
Net operating loss carryforwards	5,148,400	871,600
Stock option cancellation and restricted stock	926,800	520,000

	$6,794,200	$1,845,800
Valuation allowance	(2,603,900)	(208,700)

Deferred tax asset	$4,190,300	$1,637,100

Deferred tax liabilities:
Fixed asset basis differences	$(213,800)	$(197,800)
Inventory capitalization	(125,100)	(55,100)

	(338,900)	$(252,900)

Net deferred tax asset (liability) recorded	$3,851,400	$1,384,200

At June 30, 2008 and 2007, the Company has a net operating loss carryforward of approximately $13,682,000 and $2,316,000, respectively, to offset future taxable income. The tax net operating loss carryforwards begin to expire in 2021.

The Company adopted Financial Standards Board Interpretation No. 48, “Accounting for Income Taxes” (FIN 48). As a result of the adoption of FIN 48, the Company has not recognized a material adjustment in the liability for unrecognized tax benefits and has not recorded any provision for penalties or interest related to uncertain tax positions.

NOTE 8 – CREDIT LINE PAYABLE

On October 12, 2007, BOSS issued a revolving Promissory Note (“Note”) to Wachovia Bank, National Association (“Wachovia”), in the amount of $4 million or such sum as may be advanced and outstanding from time to time. Interest shall accrue on the unpaid principal balance and varies based on the LIBOR Market Index Rate plus 1.75%, for any day. The note is due and payable in consecutive monthly payments of accrued interest only, commencing on November 20, 2007, and continuing on the same day of each month thereafter until fully paid. In any event, all principal and accrued interest shall be due and payable on August 31, 2008. The principal balance on the note was $2,829,000 and $2,606,000, on June 30, 2008 and March 31, 2008, respectively.

On April 25, 2008, the Company entered into a Modification Number 001 To Loan Agreement and a Modification Number 001 To Promissory Note with Wachovia, whereby the amount of the October 12, 2007 revolving Note to Wachovia was reduced from $4 million to $2.5 million, or such sum as may be advanced and outstanding from time to time, and a promissory note of $750,000, maturing on August 31, 2008. In addition, the rate of interest was modified whereby interest shall accrue on the unpaid principal balance and varies based on the LIBOR Market Index Rate plus 3.15%, for any day. Certain terms of the loan were modified including the financial covenant in regards to the liquidity ratio.

NOTE 9 – NOTES PAYABLE (SHORT-TERM)

        On April 6, 2008, the Company entered into a Change In Terms Agreement with First Community Bank of America (“FCB”), whereby the $3,500,000 promissory note issued to FCB on October 1, 2007 was modified and consolidated with the $500,000 promissory note issued to FCB on December 20, 2007 and the $1,000,000 promissory note issued to FCB on January 18, 2008. In accordance with the modified terms, interest on the note is payable monthly in arrears, commencing May 6, 2008, at the rate of 5.15% per annum, with the entire principal payment of $5,000,000 plus interest being due on October 6, 2008. In connection with the promissory note, the Company assigned, as collateral security for the note, a certificate of deposit account with FCB in the approximate balance of $6,246,771 as of January 18, 2008, including interest thereon.

Of the $5,058,469 of short-term obligations outstanding as of June 30, 2008, $5,026,159 related to corporate, $22,936 related to manufacturing and $9,374 related to distribution. Of the $5,099,490 of short-term obligations outstanding as of March 31, 2008, $5,026,159 related to corporate, $36,239 related to manufacturing and $37,092 related to distribution.

NOTE 10 – CONVERTIBLE DEBT

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

•

All requirements that the Company meet certain minimum EBITDA targets have been deleted and replaced by a requirement that the Company’s Current Assets (defined as the sum of (w) 100% of the Company’s cash, plus (x) 100% of the Company’s net accounts receivables plus (y) 50% of the Company’s net inventory plus (z) 30% of the Company’s net property, plant and equipment) exceeds the Company’s Total Debt (defined as indebtedness of the Company and its subsidiaries (x) to Whitebox, (y) under the $4,000,000 revolving promissory note with Wachovia Bank, National Association and (z) under the $5,000,000 promissory note with First Community Bank of America.) If the Company fails to satisfy the foregoing Current Assets Test as of the required date for filing any Form 10-K or Form 10-Q, as applicable (the “Current Assets Test Measurement Date”), Whitebox may require the Company to redeem up to $2,000,000 of the principal amount of the Restated Note as of such Current Assets Test Measurement Date. In addition, if the Company’s Total Debt exceeds the Company’s Current Assets by more than $2,000,000 as of the Current Assets Test Measurement Date, such shortfall will constitute an Event of Default under the Restated Note, in which case the entire outstanding principal amount (including any Accreted Principal or Make-Whole Amounts (as defined by the Restated Note)) under the Restated Note will be due and payable on the 30 th day after the occurrence of such default if the Company is unable to cure such default within such thirty (30) day period.

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

NOTE 11 – SHAREHOLDERS’ EQUITY

During June 2008, the Compensation Committee of the Company’s Board of Directors, with the approval of the Company’s Board of Directors, awarded the Company’s management a total of 1,532,256 shares of 3-year restricted Company common stock pursuant to the 2005-2007 Compensation Incentive Plan. As a result, the Company recorded a deferred compensation asset of approximately $2,221,771, which is being amortized over 36 months to stock compensation expense within selling, general and administrative expenses on the Company’s statements of operations. See further consideration in Note 5.

NOTE 12 – DISCONTINUED OPERATIONS

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

NOTE 13 – LITIGATION

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

On February 20, 2008, Sepracor Inc. and University of Massachusetts (“Sepracor”) filed an action in the United States District Court for the District of New Jersey, against Belcher Pharmaceuticals, Inc. and GeoPharma, Inc. alleging that the filing of Belcher Pharmaceuticals’ ANDA for 5 mg Desloratadine Tablets, AB-rated to Clarinex ® , infringed U.S. Patent No. 7,214,683 (“the ‘683 patent”) and U.S. Patent No. 7,214,684 (“the ‘684 patent”) Case No. 3:08-cv-00945-MLC-TJB.

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

From time to time the Company is subject to litigation incidental to its business including possible product liability claims. Such claims, if successful, could exceed applicable insurance coverage.

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of June 30, 2008 and March 31, 2008 should have a material adverse impact on its financial condition or results of operations.

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

Interest expense, net, consists of interest expense associated with credit lines, convertible debt, borrowings to finance capital equipment expenditures and other working capital needs and is partially offset by interest income earned on our funds held at banks. For the three months ended June 30, 2008 and 2007, interest expense, net, was further reduced by interest expense incurred that was capitalizable based on pharmaceutical leasehold construction projects in process.

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

For the three months ended June 30, 2007, the following amounts, which are included in our consolidated statement of operations for the three months ended June 30, 2007, as discontinued operations, were attributable to our PBM segment:

•	PBM segment revenue of approximately $2.9 million;

•	PBM segment gross profit of approximately $20,900;

•	PBM segment selling, general and administrative expenses of approximately $20,800; and

•	PBM segment exit income of approximately $8,300.

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

The unaudited pro forma effect of the acquisition of BOSS on our revenues, net income (loss) and net income (loss) per share, had the acquisition occurred on April 1, 2007, is as follows:

Three Months Ended June 30, 2007
Revenues	$22,142,469
Net income (loss)	$(2,252,706)
Basic income (loss) per share	$(0.17)
Diluted income (loss) per share	$(0.17)

For the period from April 1, 2008 through June 30, 2008, the following amounts, which are included in our consolidated statement of operations for the three months ended June 30, 2008, were attributable to BOSS:

•	Distribution revenue of approximately $11.8 million;

•	Distribution gross profit of approximately $2.2 million;

•	Selling, general and administrative expenses of approximately $2.1 million;

•	Depreciation and amortization expense of approximately $46,300;

•	Interest income (expense), net of approximately $(35,700); and

•	Other income (expense), net of approximately $2,400.

The impact of the results of operations of BOSS, from April 1, 2008 through June 30, 2008, on our consolidated net loss for the three months ended June 30, 2008, was net income of approximately $70,300.

Results of Operations

The table and the comparative analysis below for results of operations of the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, excludes (1) the results of operations of BOSS, acquired by us effective October 16, 2007 and (2) the results of operations of our discontinued operations, the PBM segment, effective May 15, 2007.

The following table sets forth selected unaudited consolidated statements of operations data as a percentage of revenues for the periods indicated.

	Three Months Ended June 30,
	2008	2007
Revenues	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	81.4%	77.8%

Gross profit	18.6%	22.2%
Depreciation and amortization	7.6%	5.3%
Stock compensation expense	3.7%	2.3%
Selling, general and administrative expenses	45.3%	42.2%
Other income (expense), net	(5.1)%	(2.8)%
Income (loss) before minority interest, income taxes and preferred dividends	(43.1)%	(30.5)%
Minority interest benefit	2.4%	3.3%
Income tax benefit (expense)	8.1%	11.8%
Preferred stock dividends	1.8%	1.6%

Net income (loss)	(34.5)%	(16.9)%

Three Months Ended June 30, 2008, Compared to Three Months Ended June 30, 2007

Our analysis of the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, excludes the results of operations of BOSS, acquired October 16, 2007, and our PBM segment, discontinued on May 15, 2007.

Revenues

Our total revenues increased approximately $1.4 million, or 20.7%, to approximately $8.2 million for the three months ended June 30, 2008, from approximately $6.8 million for the three months ended June 30, 2007.

Manufacturing revenues increased approximately $1.3 million, or 27.4%, to approximately $6.3 million for the three months ended June 30, 2008, as compared to approximately $4.9 million for the three months ended June 30, 2007. During the three months ended June 30, 2008, our contract manufacturing customer base increased, as well as sales to existing customers, as partially offset by temporary economic influences surrounding increased fuel costs and resin prices. Manufacturing capacities and capabilities continue to be increased as we continue to enhance our existing core manufacturing equipment and standard operating procedures. As we expect customer advertising and period-sensitive promotions to continue to increase, we expect to have increases in the number and size of orders.

Distribution revenues decreased approximately $22,400, or 1.2%, to approximately $1.8 million for the three months ended June 30, 2008, as compared to approximately $1.9 million for the three months ended June 30, 2007. Overall, sales prices vary for all product lines dependent upon a customer’s individual as well as aggregate purchase volumes in addition to the number of distribution points of sale and advertising dollars projected to be spent. For the three months ended June 30, 2008, 4,104 cases of Hoodia DEX-L10 were sold versus 2,890 cases sold for the three months ended June 30, 2007, based on new mass chain store introductions, as partially offset by increased competition at the mass retail chain level where the majority of the product is sold. In addition, during March 2007, we had introduced a new product line DEX-C20, of which 10,181 cases were sold during the three months ended June 30, 2008 versus 81 cases sold during the three months ended June 30, 2007.

Pharmaceutical revenues increased approximately $83,200, or 202%, to approximately $124,400 for the three months ended June 30, 2008, as compared to approximately $41,200 in sales for this business segment for the three months ended June 30, 2007. During the three months ended June 30, 2008, pharmaceutical revenues were comprised of sales of Vetprofen™, the Company’s brand of Carprofen, which was approved by the FDA during November 2007. Our Carprofen is sold in three different strengths: 25 mg, 75 mg and 100 mg. Of the total pharmaceutical revenues for the three months ended June 30, 2008, sales were comprised of 32 cases of 25 mg, 187 cases of 75 mg and 56 cases of 100 mg of Carprofen.

Gross Profit

        Our total gross profit increased approximately $20,100 or 1.3%, to approximately $1.5 million for the three months ended June 30, 2008, as compared to approximately $1.5 million for the three months ended June 30, 2007. Total gross margins decreased to 18.6% for the three months ended June 30, 2008 from 22.2% for the three months ended June 30, 2007.

Manufacturing gross profit increased approximately $129,000, or 8.8%, to approximately $1.6 million for the three months ended June 30, 2008, as compared to approximately $1.5 million for the three months ended June 30, 2007. For the three months ended June 30, 2008 manufacturing gross margin decreased to 25.4%, from 29.7% for the three months ended June 30, 2007. Although sales and gross profits have increased, gross margins have decreased during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, due to higher costs with increases in freight charges due to increased fuel costs, increases in resin and plastic-based packaging component costs, as well as increased labor costs. Current increases in this type of labor-based direct overhead costs are in line with our planned improvements surrounding enhanced standard operating and manufacturing procedures in all of our manufacturing plants. We expect that these improvements will continue to increase our visibility in the marketplaces that we compete in for new and expanded business for the upcoming fiscal year.

Distribution gross profits decreased approximately $89,000, or 10.6%, to approximately $751,600 for the three months ended June 30, 2008, as compared to approximately $840,600 for the three months ended June 30, 2007. Distribution gross margins decreased to 41% for the three months ended June 30, 2008, as compared to 45.3% for the three months ended June 30, 2007. Gross profits and gross margins have declined based on increased competition which caused additional short-term price concessions and a change in the chain store sales mix. In addition, gross margins can vary in a given quarter based on sales promotions and advertising efforts.

Pharmaceutical gross profits decreased approximately $20,000, or 2.5%, to a gross profit deficit of approximately $811,400 for the three months ended June 30, 2008, as compared to approximately $791,400 in gross profit deficit for this business segment for the three months ended June 30, 2007. This was based primarily on the Cephalasporin and Beta-Lactam facilities that have no revenue streams but have costs associated with overall research and product development, and production and laboratory direct labor costs. The Largo, Florida generic drug plant has commenced initial manufacturing and began shipping Vetprofen™, its branded generic Carprofen, during the fourth fiscal quarter ended March 31, 2008, which has assisted in offsetting some of the costs associated with other research and product development, production and laboratory direct costs related to the pharmaceutical segment. The Largo, Florida Cephalasporin and generic drug plants incurred approximately $784,700 of costs with the Baltimore, Maryland Beta-Lactam facility having incurred approximately $151,100 of costs with revenue offsets of approximately $124,400. The drug revenues derived were generated from our generic drug plant in Largo, Florida. We are awaiting FDA facility approval of both the Baltimore, Maryland Beta-Lactam and the Largo, Florida Cephalosporin drug facility plants and we estimate and anticipate that we will begin to derive revenues during the third or fourth quarter of the fiscal year ending March 31, 2009.

Selling, General and Administrative Expenses

Selling, general and administrative (“SGA”) expenses consist of advertising and promotional expenses; stock compensation costs, insurance costs, research and development costs associated with the generic drug segment, personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and amortization expenses. Selling, general and administrative expenses, inclusive of stock compensation and depreciation and amortization expenses, increased approximately $1.3 million, or 37.2%, to approximately $4.7 million for the three months ended June 30, 2008, as compared to approximately $3.4 million for the three months ended June 30, 2007. An increase of approximately $125,000 was due to the increase in purchased depreciable assets related to generic drug, cosmeceutical and nutraceutical manufacturing; approximately $47,000 in additional advertising and promotional expenses associated with promoting our distribution segment and related branded product lines, including Hoodia DEX-L10 and DEX-C20; approximately $112,000 in increased accounting costs associated with the initial implementation of Sarbanes-Oxley compliance; $60,000 of bad debt expense; officer and employee salaries have increased approximately $252,000 in total based on increases in the number of personnel in addition to merit increases and bonuses received, and the related increase in payroll taxes was approximately $56,000; approximately $85,000 increase in utilities; approximately $136,000 increase in legal; approximately $44,000 increase in licenses and permits; and approximately $150,000 increase in the stock compensation expense directly related to the issuance of 3-year restricted stock awards; all of which were partially offset by a decrease of approximately $43,000 in director fees. As a percentage of sales, selling, general and administrative expenses increased to 56.6% for the three months ended June 30, 2008, from 49.8% for the three months ended June 30, 2007.

Operating Income (Loss)

Operating loss was approximately $3.1 million, or 38% of revenues for the three months ended June 30, 2008, compared to an operating loss of approximately $1.9 million, or 27.6% of revenues for the three months ended June 30, 2007.

Other Income (Expense), Net

Other income (expense), net was approximately $(421,500) for the three months ended June 30, 2008, compared to approximately $(192,500) for the three months ended June 30, 2007. Interest income (expense), net, was approximately $(423,600) for the three months ended June 30, 2008, compared to approximately $(202,900) for the three months ended June 30, 2007. The increase in interest expense was primarily attributable to interest expense associated with our convertible debt in addition to our short-term obligations issued during fiscal 2008, and was partially offset by interest capitalized on our generic pharmaceutical leasehold construction. For the three months ended June 30, 2008, other income (expense), net, of approximately $2,100, primarily consisted of recycling income. For the three months ended June 30, 2007, other income (expense), net, of approximately $10,400, primarily consisted of recycling income and customer deposits that were forfeited.

Income Tax Benefit (Expense)

For the three months ended June 30, 2008, we had recorded approximately $663,200 of income tax benefit as compared to approximately $807,600 of income tax benefit for the three months ended June 30, 2007. The tax benefit was based on our tax calculation of temporary and permanent differences using the effective tax rates applied to our net loss for the period, changes in information gained related to underlying assumptions about our future operations, as well as the utilization of available operating loss carryforwards. In accordance with SFAS No. 109, “Accounting for Income Taxes,” we have evaluated whether it is more likely than not that the deferred tax asset will be realized. Based on available evidence, we have concluded that it is more likely than not that the increase in the asset will be realized by carrying back approximately $3.5 million of the operating loss and by carrying forward the remainder of the loss to future periods through the expiration dates of the operating loss carryforwards beginning 2021 and ending 2028.

Inflation And Seasonality

We believe that there was no material effect on our operations or our financial condition as a result of inflation as of and for the three months ended June 30, 2008 and 2007. We also believe that our business is not seasonal, however significant promotional activities can have a direct impact on our sales volume in any given quarter.

Economic And Industry Conditions

        We believe that there is a decline in general economic and industry conditions and believe that such decline has had a negative effect, that we are unable to quantify, on our operations and our financial condition as of and for the three months ended June 30, 2008 and 2007. Should there be a continued material deterioration of general economic or industry conditions, our results of operations could further be impacted in any given quarter.

Financial Condition, Liquidity and Capital Resources

We had approximately $2 million of cash and cash equivalents as of June 30, 2008, an increase from approximately $523,800 as of March 31, 2008. Working capital, the excess of current assets over current liabilities, inclusive of current portion of long-term obligations, increased to approximately $3.2 million as of June 30, 2008, compared with approximately $1.2 million as of March 31, 2008. As of June 30, 2008 and March 31, 2008, our liquidity is affected by our certificate of deposit of approximately $6.1 million and $6 million, respectively, which is included in current assets and which is pledged as collateral for our short-term obligation to First Community Bank of America.

We have financed our operations and growth primarily through cash flows operations, borrowing under our revolving credit facility, operating leases, trade payables, the issuance of short-term obligations, and the receipt of $15 million of gross private placement proceeds based on our April 2007 $10 million 6% convertible preferred stock private placement together with $2.5 million issuance of common stock and a March 2004 $5 million convertible preferred stock.

On April 5, 2007, we closed on $12.5 million financing with Whitebox Pharmaceutical Growth Fund, Ltd. (“Whitebox”), comprised of 8%, 6 year Convertible Debt together with $2.5 million of our $0.01 par value common stock together with 400,000 warrants as related to the $2.5 million in common stock. The $10 million of debt is convertible into our common stock at $4.36 with the 400,000 warrants convertible into our common stock at $5.23.

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

On April 24, 2008, the Company and Whitebox Pharmaceutical Growth Fund, Ltd. (“Whitebox”) entered into an Amended and Restated Note Purchase Agreement (the “Restated Note Purchase Agreement”), Amended and Restated Convertible Promissory Note (the “Restated Note”), and Amended and Restated

Registration Rights Agreement (the “Restated Registration Rights Agreement” and collectively with the “Restated Note Purchase Agreement and “Restated Note,” the “Restated Agreements”), all of which collectively serve to amend and restate the Original Note, Original Note Purchase Agreement and the Original Registration Rights Agreements. The material amendments contained in the Restated Agreements include the following:

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

        On April 25, 2008, we entered into a Modification Number 001 To Loan Agreement and a Modification Number 001 To Promissory Note with Wachovia Bank, National Association (“Wachovia”), whereby the amount of the October 12, 2007 revolving Promissory Note to Wachovia was reduced from $4 million to $2.5 million, or such sum as may be advanced and outstanding from time to time, and a promissory note of $750,000, maturing on August 31, 2008. In addition, the rate of interest was modified whereby interest shall accrue on the unpaid principal balance and varies based on the LIBOR Market Index Rate plus 3.15%, for any day. The note is due and payable in consecutive monthly payments of accrued interest only, which commenced on November 20, 2007, and continues on the same day of each month thereafter until fully paid. In any event, all principal and accrued interest shall be due and payable on August 31, 2008. Certain terms of the loan were modified including the financial covenant in regards to the liquidity ratio. The principal balance on the note was $2,829,000 on June 30, 2008.

On April 6, 2008, we entered into a Change In Terms Agreement with First Community Bank of America (“FCB”), whereby the $3,500,000 promissory note issued to FCB on October 1, 2007 was modified and consolidated with the $500,000 promissory note issued to FCB on December 20, 2007 and the $1,000,000 promissory note issued to FCB on January 18, 2008. In accordance with the modified terms, interest on the note is payable monthly in arrears, commencing May 6, 2008, at the rate of 5.15% per annum, with the entire principal payment of $5,000,000 plus interest being due on October 6, 2008. In connection with the promissory note, we assigned, as collateral security for the note, a certificate of deposit account with FCB in the approximate balance of $6 million as of March 31, 2008, including interest thereon.

On June 18, 2008, the Compensation Committee of the Company’s Board of Directors, with the approval of the Company’s Board of Directors, awarded the Company’s management a total of 1,532,256 shares of 3-year restricted Company common stock pursuant to the 2005-2007 Compensation Incentive Plan. As a result, the Company recorded a deferred compensation asset of approximately $2,221,771, which is being amortized over 36 months to stock compensation expense within selling, general and administrative expenses on the Company’s statements of operations.

JUNE 30, 2008 QUARTER ENDED CASH FLOW ANALYSIS

The following table summarizes our cash flows from operating, investing and financing activities for each of the three months ended June 30, 2008 and June 30, 2007:

Quarter Ended June 30,	2008	2007
Total cash provided by (used in):
Operating activities	$(1,736,717)	$(1,292,129)

Investing activities	$(1,864,849)	$(7,867,226)

Financing activities	$5,081,344	$13,252,196

Increase (decrease) in cash and cash equivalents	$1,479,778	$4,092,841

Operating Activities

Net cash used in operating activities was approximately $1.7 million for the three months ended June 30, 2008, as compared to net cash used in operating activities of approximately $1.3 million for the three months ended June 30, 2007. The decline in operating cash flows for the three months ended June 30, 2008, compared with the three months ended June 30, 2007, was due primarily to the increase in our net loss.

We incurred a net loss before preferred stock dividends of approximately $2.6 million for the three months ended June 30, 2008, compared to a net loss before preferred stock dividends of approximately $1 million for the three months ended June 30, 2007. The changes in operating assets and liabilities were due primarily to the decrease in accounts receivable, inventories, prepaid expenses and other current assets, and in the amount due from affiliates, and an increase in accrued expenses and other payables, all of which was partially offset by an increase in accounts receivable, other, an increase in deferred tax asset, net, and a decrease in accounts payable. The decrease in accounts receivable was primarily due to a decrease in credit sales and our increased collection efforts. Inventories decreased primarily due to changes in our product mix and our efforts to improve our levels of inventory on hand. The decrease in prepaid expenses and other current assets was primarily due to the timing of insurance policy renewals. The decrease in amounts due from affiliates, net, was based on receipt of payment of the total outstanding balance due. The increase in accrued expenses and other payables resulted from the timing of vendor payments. The increase in accounts receivable, other, was primarily related to reimbursements due from a customer, which may exceed customary credit terms, for product and mass chain shelving requirements that we advanced. The increase in deferred tax asset, net, was based on payment of income taxes. The decrease in accounts payable resulted primarily from the timing of vendor payments.

Investing Activities

Net cash used in investing activities was approximately $1.9 million for the three months ended June 30, 2008, as compared to net cash used of approximately $7.9 million for the three months ended June 30, 2007. The change in the three months ended June 30, 2008 was due primarily to leasehold improvement and equipment purchases, intangible asset purchases and usage related to the minority interest associated with American Antibiotics plant in Baltimore, Maryland.

Financing Activities

Net cash provided by financing activities was approximately $5.1 million for the three months ended June 30, 2008, as compared to net cash provided by financing activities of approximately $13.3 million for the three months ended June 30, 2007. The change in the three months ended June 30, 2008 was primarily attributable to proceeds received from private placement convertible debt, net advances on our revolving credit facility and proceeds from stock options exercised, all of which were partially offset by payment of private placement fees, payments of short-term obligations, and payments of long-term obligations.

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

Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. They have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of June 30, 2008, as further described below.

Management’s Quarterly Report on Internal Control Over Financial Reporting

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

Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2008.

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

Our management evaluated, under the supervision and with the participation of our CEO and our CFO, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008.

Based upon this evaluation, our CEO and CFO have concluded that our current disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures. This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

On September 29, 2006, Schering Corporation (“Schering”) filed an action in the United States District Court for the District of New Jersey, against Belcher Pharmaceuticals, Inc. and GeoPharma, Inc. (along with nineteen other defendants) alleging that the filing of Belcher Pharmaceuticals’ Abbreviated New Drug Application (“ANDA”) for 5 mg Desloratadine Tablets, AB-rated to Clarinex® , infringed U.S. Patent No. 6,100,274 (“the ‘274 patent”) Case No. 3:06-cv-04715-MLC-TJB. On November 8, 2006, Belcher filed a motion to dismiss in the New Jersey case for lack of jurisdiction. On October 5, 2006 Schering filed an action in the United States District Court for the Middle District of Florida, Tampa Division, Case No. 8:06-cv-01843-SCB-EAJ, against Belcher Pharmaceuticals, Inc. and GeoPharma, Inc. alleging that the filing of Belcher Pharmaceuticals’ ANDA for 5 mg Desloratadine Tablets, AB-rated to Clarinex® , infringed the ‘274 patent. On February 14, 2008 Belcher and Schering entered into a stipulation to withdraw the motion to dismiss the New Jersey action and to consolidate the New Jersey and Florida actions.

On February 20, 2008, Sepracor Inc. and University of Massachusetts (“Sepracor”) filed an action in the United States District Court for the District of New Jersey, against Belcher Pharmaceuticals, Inc. and GeoPharma, Inc. alleging that the filing of Belcher Pharmaceuticals’ ANDA for 5 mg Desloratadine Tablets, AB-rated to Clarinex® , infringed U.S. Patent No. 7,214,683 (“the ‘683 patent”) and U.S. Patent No. 7,214,684 (“the ‘684 patent”) Case No. 3:08-cv-00945-MLC-TJB.

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

From time to time the Company is subject to litigation incidental to its business including possible product liability claims. Such claims, if successful, could exceed applicable insurance coverage.

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of June 30, 2008 and March 31, 2008 should have a material adverse impact on its financial condition or results of operations.

Item 1A.	RISK FACTORS.

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A. to Part I” of our Annual Report on Form 10-K for the year ended March 31, 2008. There were no material changes from the risk factors during the three months ended June 30, 2008.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 18, 2008, the Compensation Committee of the Company’s Board of Directors, with the approval of the Company’s Board of Directors, awarded the Company’s management a total of 1,532,256 shares of 3-year restricted Company common stock pursuant to the 2005-2007 Compensation Incentive Plan. The foregoing securities were issued in reliance upon the exemption provided by Section 4(2) under the Securities Act of 1933 and the rules promulgated thereunder.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5.	OTHER INFORMATION.

(a) Not applicable.

(b) None.

Item 6.	EXHIBITS

Exhibits

The following Exhibits are filed as part of this Report:

Exhibit Number	Description
3.1	Articles of Incorporation of Energy Factors, Inc., filed September 3, 1985. (1)**

3.2	By-Laws of GeoPharma, Inc. (4)**

3.3	Articles of Amendment to Articles of Incorporation of Innovative Companies, Inc., changing name. (4)**

3.4	Certificate of Designation of Series B preferred stock. (2)**

10.1	Form of Employment Agreement with Mihir K. Taneja, dated as of April 1, 2008. (4)**

10.2	Form of Employment Agreement with Kotha S. Sekharma, Ph.D., dated as of April 1, 2008. (4)**

10.3	Form of Employment Agreement with Carol Dore-Falcone, dated as of April 1, 2008. (4)**

10.4	Form of Employment Agreement with Mandeep K. Taneja, dated as of April 1, 2008. (4)**

10.5	Form of Consulting Agreement with Jugal K. Taneja, dated as of April 1, 2008. (4)**

10.6	Change in Terms Agreement between the Company and First Community Bank of America, dated April 6, 2008. (4)**

10.7	Amended and Restated Secured Convertible Note Purchase Agreement between the Company and Whitebox Pharmaceutical Growth Fund, Ltd., dated April 24, 2008. (3)**

10.8	Amended and Restated 12% Secured Convertible Promissory Note issued by the Company to Whitebox Pharmaceutical Growth Fund, Ltd., dated April 24, 2008. (3)**

10.9	Amended and Restated Registration Rights Agreement between the Company and Whitebox Pharmaceutical Growth Fund, Ltd., dated April 23, 2008. (3)**

10.10	Modification Number 001 to Promissory Note between Bob O’Leary Health Food Distributor Co., Inc., Dynamic Marketing I, Inc. and Wachovia Bank, National Association, dated as of April 25, 2008. (4)**

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

**	Previously filed
1.	Filed as an exhibit to the Company’s Form SB-2 filed with the Securities and Exchange Commission on December 15, 1999 and incorporated herein by reference.
2.	Filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 13, 2004 and incorporated herein by reference.

3.	Filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 30, 2008 and incorporated herein by reference.
4.	Filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on June 30, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GeoPharma, Inc.

Date: August 14, 2008	By:	/s/ Mihir K. Taneja
Mihir K. Taneja
Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

Date: August 14, 2008	By:	/s/ Carol Dore-Falcone
Carol Dore-Falcone
Senior Vice President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)