Form 10-Q
period 2008-12-31
GeoPharma, Inc.
filed 2009-02-13
CIK 1098315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐  Yes    ☒   No

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of February 6, 2009 was 18,011,873.

PART I – FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	March 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$324,739	$523,802
Certificate of deposit	5,036,489	6,001,946
Accounts receivable, net	4,078,702	7,708,349
Accounts receivable, other	354,955	324,234
Inventories, net	11,496,887	13,614,824
Prepaid expenses and other current assets	543,996	1,186,289
Due from affiliates	—	37,471

Total current assets	$21,835,768	$29,396,915
Property, plant, leasehold improvements and equipment, net	12,358,634	13,374,250
Goodwill, net	13,425,493	13,425,493
Deferred compensation	3,337,578	2,158,291
Intangible assets, net	7,670,222	6,432,954
Deferred tax asset, net	4,965,200	3,188,200
Other assets, net	1,295,991	1,038,891

Total assets	$64,888,886	$69,014,994

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,647,549	$12,728,936
Credit line payable	2,214,000	1,856,000
Notes payable	5,541,840	5,849,490
Current portion of long-term obligations	2,861,551	2,700,110
Accrued expenses and other liabilities	6,249,212	5,108,913
Related party obligation	150,414	—

Total current liabilities	$25,664,566	$28,243,449
Long-term obligations, less current portion, and deferred revenue	1,419,109	786,889

Total liabilities	$27,083,675	$29,030,338
Convertible debt	15,000,000	10,000,000
Commitments and contingencies
Minority interest	(2,336,770)	(1,812,461)
Shareholders’ equity:
6% convertible preferred stock, Series B, $.01 par value (3,975 and 5,000 shares authorized, 5,000 shares issued and outstanding (liquidation preference $5,000,000)	40	50
Common stock, $.01 par value; 24,000,000 shares authorized; 17,600,464 and 14,380,387 shares issued and outstanding	176,005	143,804
Treasury stock (65,428 common shares, $.01 par value)	(654)	(654)
Additional paid-in capital	66,523,634	62,161,427
Retained earnings (deficit)	(41,557,044)	(30,507,510)

Total shareholders’ equity	$25,141,981	$31,797,117

Total liabilities and shareholders’ equity	$64,888,886	$69,014,994

See accompanying notes to condensed consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Distribution	$8,527,211	$11,217,987	$33,116,852	$14,435,258
Manufacturing	4,081,800	7,019,351	14,898,770	16,601,874
Pharmaceutical	503,961	—	1,162,405	41,188

Total revenues	$13,112,972	$18,237,338	$49,178,027	$31,078,320

Cost of goods sold:
Distribution	7,050,357	9,042,503	26,856,387	10,779,944
Manufacturing (excluding depreciation and amortization presented below)	2,865,372	4,790,637	10,535,463	11,578,661
Pharmaceutical	946,836	828,743	3,060,320	2,402,125

Total cost of goods sold	$10,862,565	$14,661,883	$40,452,170	$24,760,730

Gross profit:
Distribution	1,476,854	2,175,484	6,260,465	3,655,314
Manufacturing	1,216,428	2,228,714	4,363,307	5,023,213
Pharmaceutical	(442,875)	(828,743)	(1,897,915)	(2,360,937)

Total gross profit	$2,250,407	$3,575,455	$8,725,857	$6,317,590

Selling, general and administrative expenses:
Selling, general and administrative expenses	5,244,248	5,100,221	16,991,035	11,406,989
Stock compensation expense	368,067	266,658	1,042,484	687,495
Depreciation and amortization	728,140	487,050	2,121,152	1,306,409

Total selling, general and administrative expenses	$6,340,455	$5,853,929	$20,154,671	$13,400,893

Operating income (loss) before other income and expense, minority interest, income taxes and discontinued operations	$(4,090,048)	$(2,278,474)	$(11,428,814)	$(7,083,303)
Other income (expense), net:
Interest income (expense), net	(537,170)	(240,311)	(1,516,405)	(313,277)
Other income (expense), net	6,346	10,793	20,176	11,318

Total other income (expense), net	$(530,824)	$(229,518)	$(1,496,229)	$(301,959)

Income (loss) before minority interest, income taxes and discontinued operations	$(4,620,872)	$(2,507,992)	$(12,925,043)	$(7,385,262)
Minority interest benefit (expense)	153,885	202,495	524,309	644,951
Income tax benefit (expense)	158,300	729,951	1,776,200	2,415,353

Net income (loss) from continuing operations	$(4,308,687)	$(1,575,546)	$(10,624,534)	$(4,324,958)
Discontinued operations:
Revenues: PBM	$—	$—	$—	$2,925,139
Cost of goods sold: PBM	—	—	—	2,904,274

Gross profit: PBM	$—	$—	$—	$20,865
Selling, general and administrative expenses: PBM	—	—	—	20,785
PBM segment exit income (expense)	—	—	—	8,300

Discontinued operations net income (net of income tax)	$—	$—	$—	$8,380

Net income (loss)	$(4,308,687)	$(1,575,546)	$(10,624,534)	$(4,316,578)
Preferred stock dividends	137,701	100,001	425,001	308,336

Net income (loss) available to common shareholders	$(4,446,388)	$(1,675,547)	$(11,049,535)	$(4,624,914)

Basic income (loss) per share	$(0.26)	$(0.12)	$(0.63)	(0.39)

Basic weighted average number of common shares outstanding	17,102,350	13,805,912	17,535,036	11,967,112

Diluted income (loss) per share	$(0.26)	$(0.12)	$(0.63)	$(0.39)

Diluted weighted average number of common shares outstanding	17,102,350	13,805,912	17,535,036	11,967,112

Basic and diluted discontinued operations earnings per share	$—	$—	$—	$—

See accompanying notes to condensed consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2008	December 31, 2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,624,534)	$(4,316,578)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, leasehold and intangible amortization	2,121,152	1,306,409
Income tax expense (benefit)	(1,776,200)	(2,415,353)
Amortization of stock deferred compensation	1,042,484	687,495
Accrued interest income	(34,543)	(243,245)
Common stock issued for interest payment	845,522	—
Common stock issued for payment of consulting fees	24,000	—
Changes in operating assets and liabilities:
Accounts receivable, net	3,629,647	3,297,405
Accounts receivable, other	(30,721)	(76,786)
Inventories, net	2,117,937	(1,070,686)
Prepaid expenses and other current assets	814,500	385,800
Deferred tax asset, net	(800)	77,348
Other assets, net	(46,575)	94,233
Accounts payable	(4,081,387)	1,034,635
Accrued expenses and other payables	2,034,507	(294,950)
Due from affiliates, net	37,471	558,596

Net cash provided by (used in) operating activities	$(3,927,540)	$(975,677)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, leasehold improvements and equipment	$(525,442)	$(2,293,973)
Purchase of certificate of deposit	—	(7,007,000)
Purchase of intangible assets	(1,552,471)	(1,293,077)
Issuance of note receivable to Dynamic Health Products, Inc., prior to acquisition	—	(3,527,966)
Cash acquired upon acquisition of Dynamic Health Products, Inc.	—	1,290,137
Proceeds from certificate of deposit maturity	1,000,000	1,007,000
Proceeds (uses) due to minority interest investment, net	(524,309)	(644,950)
Repayments of notes receivable	12,955	10,324

Net cash provided by (used in) investing activities	$(1,589,267)	$(12,459,505)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement – Convertible debt	$5,000,000	$10,000,000
Proceeds from private placement – Common stock issuance	—	2,500,000
Proceeds (repayments) from credit line, net	358,000	(1,533,000)
Proceeds from vested stock options exercised	8,500	4,250
Proceeds from issuance of short-term obligations	—	4,000,000
Proceeds from issuance of long-term obligations	450,829	—
Proceeds from issuance of related party obligation	150,414	—
Payments for private placement fees	(24,603)	(989,078)
Payments of acquisition costs	—	(221,956)
Payments of short-term obligations	(479,857)	—
Payments of long-term obligations	(145,539)	(660,342)

Net cash provided by (used in) financing activities	$5,317,744	$13,099,874

Net increase (decrease) in cash	$(199,063)	$(335,308)
Cash at beginning of period	523,802	735,000

Cash at end of period	$324,739	$399,692

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$380,384	$182,396

Cash paid for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of common stock issued to pay preferred stock dividends	$425,001	$308,336

Value of restricted common stock issued for deferred compensation	$2,221,771	$—

Value of common stock issued for payment of accrued interest expense	$805,433	$—

Value of common stock issued for payment of consulting fees	$24,691	$—

Value of common stock issued for employee benefit plan	$70,605	$95,852

Value of common stock issued in conversion of preferred stock	$94,037	$—

Issuance of short-term obligations for prepaid expenses	$172,207	$120,736

Increase in other assets and deferred revenue	$488,370	$—

Value of common stock issued for acquisition of Dynamic Health Products, Inc.	$—	$8,515,761

See accompanying notes to condensed consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2008 and 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-K as of and for the years ended March 31, 2008 and 2007 as filed with the Securities and Exchange Commission on June 30, 2008.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

The condensed consolidated financial statements as of and for the three and nine months ended December 31, 2008 include the accounts of GeoPharma, Inc. (the “Company”), (“GeoPharma”), which is continuing to do manufacturing business as Innovative Health Products, Inc. (“Innovative”), and its wholly-owned subsidiaries IHP Marketing, Inc. (“IHP Marketing”), Breakthrough Engineered Nutrition, Inc. (“Breakthrough”), Breakthrough Marketing, Inc. (“Breakthrough Marketing”), Belcher Pharmaceuticals, Inc. (“Belcher”), Belcher Capital Corporation (“Belcher Capital”), Go2PBM Services, Inc. (“PBM”), Libi Labs, Inc. (“Libi Labs”) and its 51% owned LLC, American Antibiotics, which is accounted for given the consideration of the 49% minority interest, EZ-Med Company (“EZ-Med”), Dynamic Health Products, Inc. (“BOSS”) and Acellis Biosciences, Inc. (“Acellis”), a Florida corporation. Acellis began operations in October 2008. All transactions relating to significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements as of and for the three and nine months ended December 31, 2007 include the accounts of GeoPharma, which is continuing to do manufacturing business as Innovative and its wholly-owned subsidiaries IHP Marketing, Breakthrough, Breakthrough Marketing, Belcher, Belcher Capital, PBM, Libi Labs and its 51% owned LLC, American Antibiotics, which is accounted for given the consideration of the 49% minority interest. Effective June 14, 2007, the Company acquired EZ-Med, a Florida corporation. Effective October 16, 2007, the Company acquired Dynamic Health Products, Inc., a Florida corporation, and its wholly-owned subsidiaries, consisting of Online Meds Rx, Inc., Herbal Health Products, Inc., Pharma Labs Rx, Inc., Bob O’Leary Health Food Distributor Co., Inc. and Dynamic Marketing I, Inc. All transactions relating to significant intercompany balances and transactions have been eliminated in consolidation.

b. Industry Segments

In accordance with the provisions of Statement of Financial Accounting Standards No. 131, (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information”, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker (“CODM”) related to the allocation of resources and in the resulting assessment of the segment’s overall performance. The measure used by the Company’s CODM is a business segment’s gross profit. As of and for the three and nine months ended December 31, 2008, and as of March 31, 2008, the Company had three industry segments that accompany corporate: manufacturing, distribution and pharmaceutical. For the three and nine months ended December 31, 2007, the Company had four industry segments that accompany corporate: manufacturing, distribution, pharmaceutical and pharmacy benefit management. Effective May 15, 2007, the Company mutually terminated its Pharmacy Benefit Management contract with AmeriGroup, formerly known as CarePlus, and as a result, the pharmacy benefit management segment was therefore ended. See further consideration in Note 14.

Each of the business segments total revenues for the three and nine months ended December 31, 2008 and 2007 are presented on the face of the statements of operations. The $64,888,886, of total assets as of December 31, 2008 were comprised of $19,307,798 attributable to corporate, $11,846,616 attributable to manufacturing, $18,047,149 attributable to distribution, and $15,687,323 attributable to pharmaceutical. The $69,014,994, of total assets as of March 31, 2008 were comprised of $16,079,021 attributable to corporate, $14,280,086 attributable to manufacturing, $22,803,336 attributable to distribution, and $15,852,551 attributable to pharmaceutical.

c. Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

d. Certificate of Deposit

The certificate of deposit amounting to $5,036,489 at December 31, 2008 earns interest at a rate of 3.16% per annum, matures on October 8, 2009, and has been assigned as collateral for the $5 million note payable to First Community Bank of America, due on October 6, 2009. See Note 9.

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

h. Intangible Assets

Intangible assets consist primarily of goodwill, loan costs, customer lists, a distributor agreement and intellectual property (including generic drug ANDAs). Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (SFAS 142) requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company has selected January 1 as the annual date to test these assets for impairment. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. The unamortized balance of the intellectual property, including generic drug ANDAs, as of December 31, 2008 and March 31, 2008 was $5,613,935 and $5,224,979, respectively. Based on the required analyses performed as of that annual test date, no impairment loss was required to be recorded for the fiscal year ended March 31, 2008.

For the three and nine months ended December 31, 2008 and 2007, amortization expense associated with goodwill was $0. The unamortized balance of goodwill at December 31, 2008 and March 31, 2008 was $13,425,493. No impairment loss was required to be recorded.

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

k. Earnings (Loss) Per Common Share

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. The reconciliation between basic and fully diluted shares for the three and nine months ended December 31, 2008 and 2007 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss) per share – basic:
Net income (loss)	$(4,446,388)	$(1,675,547)	$(11,049,535)	$(4,624,914)

Weighted average shares – basic	17,102,350	13,805,912	17,535,036	11,967,112

Net income (loss) per share – basic	$(0.26)	$(0.12)	$(0.63)	$(0.39)

Net income (loss) per share – diluted:
Net income (loss)	$(4,446,388)	$(1,675,547)	$(11,049,535)	$(4,624,914)
Preferred stock dividends	—	—	—	—

	$(4,446,388)	(1,675,547)	$(11,049,535)	$(4,624,914)

Weighted average shares – basic	17,102,350	13,805,912	17,535,036	11,967,112
Effect of convertible instruments prior to conversion	—	—	—	—
Effect of warrants prior to conversion	—	—	—	—
Effect of stock options	—	—	—	—

Weighted average shares – diluted	17,102,350	13,805,912	17,535,036	11,967,112

Net income (loss) per share – diluted	$(0.26)	$(0.12)	$(0.63)	$(0.39)

For the three months ended December 31, 2008, 4,352,064 shares issuable upon conversion of convertible instruments, warrants on 1,105,923 shares of common stock and 1,866,518 shares issuable upon exercise of stock options were not included in the computation of diluted earnings (loss) per share because their effects were anti-dilutive. For the three months ended December 31, 2007, 3,440,367 shares issuable upon conversion of convertible instruments, warrants on 1,105,923 shares of common stock and 1,871,528 shares issuable upon exercise of stock options were not included in the computation of diluted earnings (loss) per share because their effects were anti-dilutive.

For the nine months ended December 31, 2008, 4,352,064 shares issuable upon conversion of convertible instruments, warrants on 1,105,923 shares of common stock and 1,866,518 shares issuable upon exercise of stock options were not included in the computation of diluted earnings (loss) per share because their effects were anti-dilutive. For the nine months ended December 31, 2007, 3,365,304 shares issuable upon conversion of convertible instruments, warrants on 1,105,923 shares of common stock and 1,871,528 shares issuable upon exercise of stock options were not included in the computation of diluted earnings (loss) per share because their effects were anti-dilutive.

l. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates, assumptions and apply certain critical accounting policies that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at December 31, 2008 and March 31, 2008, as well as the reported amounts of revenues and expenses for the three and nine months ended December 31, 2008 and 2007. Estimates and assumptions used in our financial statements are based on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions also require the application of certain accounting policies, many of which require estimates and assumptions about future events and their effect on amounts reported in the financial statements and related notes. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on our financial condition, results of operations and cash flows.

m. Concentration of Credit Risk

Concentrations of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable, net. At December 31, 2008, four customers, Central Coast Nutraceuticals with 13.1%, Spectrum Group with 12.4%, Walgreens with 8.9% and Intelligent Beauty, LLC with 7.4% of the total of consolidated trade accounts receivable, net. At March 31, 2008, five customers, Walgreens with 10.2%, General Nutrition Distribution with 8.9%, Spectrum Group with 8.5%, ITV Global, Inc. with 7.1% and Berkeley Premium Nutraceuticals with 5.5% of the total of consolidated trade accounts receivable, net.

For the three months ended December 31, 2008, two customers individually exceeded 5% of our total consolidated revenues which included Central Coast Nutraceuticals for 14.2% and DPS Nutrition Inc. for 8.4%, in relation to total consolidated revenues, and for the three months ended December 31, 2007, three customers individually exceeded 5% of our total consolidated revenues which included Jacks Distribution for 5.4%, Nutracea for 6.7% and DPS Nutrition Inc. for 7.8%, in relation to total consolidated revenues.

For the nine months ended December 31, 2008, two customers individually exceeded 5% of our total consolidated revenues, DPS Nutrition Inc. for 7.5% and Central Coast Nutraceuticals for 5.6%, in relation to total consolidated revenues, and for the nine months ended December 31, 2007, one customer individually exceeded 5% of our total consolidated revenues, Jacks Distribution for 10.2%, in relation to total consolidated revenues.

The Company has no concentration of customers within specific geographic areas outside the United States that would give rise to significant geographic credit risk.

As March 31, 2008, the Company maintained cash balances in excess of federally insured limits of $6,006,411, including the Company’s certificate of deposit. As of December 31, 2008, none of the Company’s cash balances were in excess of federally insured limits.

n. Revenue and Cost of Goods Sold Recognition

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

Cost of goods sold is recognized by the Company simultaneously with the recognition of revenues with a direct charge to cost of goods sold and with an equal reduction to inventory at FIFO cost. For the discontinued PBM segment, cost of goods sold was recognized based on actual costs incurred and was recognized as the related revenue was recognized.

Provisions for discounts and sales incentives to customers, and returns and other adjustments are provided for in the period the related sales are recorded. Sales incentives to customers and returns have thus far been immaterial to the Company. All shipping and handling costs invoiced to customers are included in revenues.

Costs incurred by BOSS for shipping, handling and warehousing are included in selling, general and administrative expenses in the statements of operations were $335,236 and $400,533 for the three months ended December 31, 2008 and 2007, respectively, and $1,230,694 and $400,533 for the nine months ended December 31, 2008 and 2007, respectively.

o. Advertising Costs

In accordance with Statement of Position No. 93-7, “Reporting on Advertising Costs” (SOP 93-7), the Company charges advertising costs, including those for catalog sales and direct mail, to expense as incurred. Advertising expenses are included in selling, general and administrative expenses in the statements of operations and were $206,030 and $174,370 for the three months ended December 31, 2008 and 2007, respectively, with $1,357,332 and $476,696 of advertising expenses for the nine months ended December 31, 2008 and 2007, respectively.

For cooperative advertising allowances received from third party manufacturers and vendors, the Company applies EITF Issue No. 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”. These allowances are included as a reduction in cost of goods sold and were zero for the three months ended December 31, 2008 and 2007, respectively, and $222,300 and zero for the nine months ended December 31, 2008 and 2007, respectively.

p. Research and Development Costs

Costs incurred to develop our generic pharmaceutical products are expensed as incurred and charged to research and development (“R&D”). R&D expenses for the three months ended December 31, 2008 and 2007 were $307,638 and $309,850, respectively, and were $1,459,539 and $992,548 for the nine months ended December 31, 2008 and 2007.

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

Short-term and Long-term Obligations: The fair value of the Company’s fixed-rate short-term and long-term obligations are estimated using the discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2008 and March 31, 2008, the fair value of the Company’s short-term and long-term obligations approximated their carrying value.

Credit Line Payable: The carrying amount of the Company’s credit line payable approximates fair market value since the interest rate on this instrument corresponds to market interest rates.

r. Reclassifications

Certain reclassifications have been made to the financial statements as of March 31, 2008 and as of and for the three and nine months ended December 31, 2007 to conform to the presentation as of and for the three and nine months ended December 31, 2008.

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

NOTE 3 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consist of the following:

	December 31, 2008	March 31, 2008
	(Unaudited)
Trade accounts receivable	$4,869,756	$8,265,656
Less allowance for uncollectible accounts	(791,054)	(557,307)

	$4,078,702	$7,708,349

As of December 31, 2008, the total accounts receivable balance of $4,869,756 includes $2,597,569 related to the Company’s manufacturing segment, $1,869,958 related to the Company’s distribution segment and $402,229 related to the Company’s pharmaceutical segment. As of March 31, 2008, the total accounts receivable balance of $8,265,656 includes $4,366,462 related to the Company’s manufacturing segment, $3,606,559 related to the Company’s distribution segment and $292,635 related to the Company’s pharmaceutical segment.

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

NOTE 4 – INVENTORIES, NET

Inventories, net, consist of the following:

	December 31, 2008	March 31, 2008
	(Unaudited)
Processed raw materials and packaging	$5,188,358	$5,461,487
Work in process	545,588	602,258
Finished goods	5,865,316	7,649,696

	$11,599,262	$13,713,441
Less reserve for obsolescence	(102,375)	(98,617)

	$11,496,887	$13,614,824

As of December 31, 2008, the total inventory balance of $11,599,262 includes $5,535,759 related to the Company’s manufacturing segment, $4,337,081 related to the Company’s distribution segment and $1,726,422 related to the Company’s pharmaceutical segment. As of March 31, 2008, the total inventory balance of $13,713,441 includes $5,568,602 related to the Company’s manufacturing segment, $6,415,783 related to the Company’s distribution segment and $1,729,056 related to the Company’s pharmaceutical segment.

NOTE 5 – DEFERRED COMPENSATION

The deferred compensation of $3,337,578 and $2,158,291 as of December 31, 2008 and March 31, 2008, respectively, relates to corporate and is amortized over its three-year life, the length of the common stock restriction. The deferred compensation asset relates to shares of 3-year restricted common stock issued pursuant to the 2005-2008 Compensation Incentive Plan effective beginning with the fiscal year ended March 31, 2006. The Plan documents the incentive plan and related awards for Plan achievements for the Chairman of the Board of Directors and the Company’s executive officers, which include the Chief Executive Officer, the President, the Senior Vice President/Chief Financial Officer and the Vice President/General Counsel. The asset was recorded based on the number of shares awarded and the discounted fair market value of the restricted stock the date of the award as based on an independent valuation and is amortized over its three-year life, the length of the restriction. See further consideration in Note 13.

NOTE 6 – INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

	December 31, 2008	March 31, 2008
	(Unaudited)
Loan and lease costs	$2,396,849	$984,291
Intellectual property	2,211,269	1,822,313
Generic drug ANDAs	3,402,666	3,402,666
Patents, trademarks, customer lists and distributor agreement	329,247	315,427

	$8,340,031	$6,524,697
Less accumulated amortization	(669,809)	(91,743)

	$7,670,222	$6,432,954

As of December 31, 2008, the loan and lease costs of $2,396,849 are related to corporate and all of which have an identifiable life and are amortized over that life. Of the $2,211,269 of intellectual property, $200,000 was attributable to the Company’s manufacturing segment, $1,350,396 was attributable to the Company’s distribution segment with the balance of $660,873 being attributable to the Company’s pharmaceutical segment, all of which have no identifiable life and are therefore evaluated annually for impairment. The generic drug ANDAs relate to the pharmaceutical segment and do not have an identifiable life and are therefore evaluated annually for impairment. Of the $329,247 of patents, trademarks, customer lists and distribution agreement, $42,896 related to the Company’s manufacturing segment, $279,136 related to the Company’s distribution segment and $7,215 related to the Company’s pharmaceutical segment.

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

As there is an indeterminent life as related to the intellectual property and the generic drug ANDAs, these assets are analyzed each January 1 for impairment.

NOTE 7 – INCOME TAXES

Income taxes for the nine months ended December 31, 2008 and 2007 differ from the amounts computed by applying the effective income tax rates to income before income taxes as a result of the following:

	December 31, 2008	December 31, 2007
	(Unaudited)	(Unaudited)
Computed tax expense (benefit) at the statutory rate (37.63%)	$(4,666,000)	$(2,533,000)
Increase (decrease) in taxes resulting from:
Effect of permanent differences:
Non deductible	16,000	15,000
Other, net	(103,500)	(46,000)

Tax benefits acquired in merger	—	(800,000)
Change in valuation allowance	2,977,300	949,000

Income tax (benefit) expense	$(1,776,200)	$(2,415,000)

Temporary differences that give rise to deferred tax assets and liabilities are as follows:
Deferred tax assets:
Bad debts	$391,100	$286,000
Inventories	38,500	37,000
Accrued vacation	66,300	54,000
Deposits	183,800	111,000
Deferred rent	163,400	163,000
Net operating loss carryforwards	8,216,000	3,215,000
Stock option cancellation and restricted stock	1,203,900	723,000

	$10,263,000	$4,589,000
Valuation allowance	(5,035,600)	(1,158,000)

Deferred tax asset	$5,227,400	$3,431,000

Deferred tax liabilities:
Fixed and intangible asset basis differences	$(162,700)	$(214,000)
Inventory capitalization	(99,500)	(125,000)

	(262,200)	$(339,000)

Net deferred tax asset (liability) recorded	$4,965,200	$3,092,000

At December 31, 2008 and 2007, the Company has a net operating loss carryforward of approximately $21,834,000 and $5,900,000, respectively, to offset future taxable income. The tax net operating loss carryforwards begin to expire in 2021.

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

On August 28, 2008, we entered into an Allonge to Promissory Note with Wachovia, with respect to the $2.5 million revolving Note, whereby the rate of interest was modified so that interest shall accrue on the unpaid principal balance and varies based on the Prime Rate plus 2%. “Prime Rate” shall mean the floating annual rate of interest that is designated from time to time by Wachovia as the “Prime Rate” and is used by Wachovia as a reference based with respect to interest rates charged to borrowers. In addition, the maturity date was extended to December 31, 2008. The principal balance was $2,214,000 and $1,856,000, at December 31, 2008 and March 31, 2008, respectively.

The Company is in default on its outstanding obligations to Wachovia under the revolving Note and the Term Note (see Note 9). The notes have not been satisfied since their maturity on December 31, 2008. On January 28, 2009, a Judgment By Confession was entered in favor of Wachovia and against the Company, to compel the Company to satisfy its obligations to Wachovia under the notes, in the amount of $2,753,361, including principal and unpaid interest as of January 21, 2009, damages, costs and attorneys’ fees. The Company is seeking to refinance these obligations with other potential lenders, however there can be no assurance that the Company will be able to obtain alternative financing on terms acceptable to it or at all, particularly in light of the current economic and financial market environment, in which event the Company will need to consider all available alternatives.

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

On August 28, 2008, we entered into an Allonge to Promissory Note with Wachovia, with respect to the $750,000 Term Note, whereby the rate of interest was modified so that interest shall accrue on the unpaid principal balance and varies based on the Prime Rate plus 2%. “Prime Rate” shall mean the floating annual rate of interest that is designated from time to time by Wachovia as the “Prime Rate” and is used by Wachovia as a reference based with respect to interest rates charged to borrowers. In addition, the maturity date was extended to December 31, 2008. The principal balance was $400,000 and $750,000, at December 31, 2008 and March 31, 2008, respectively.

The Company is in default on its outstanding obligations to Wachovia under the revolving Note (see Note 8) and the Term Note. The notes have not been satisfied since their maturity on December 31, 2008. On January 28, 2009, a Judgment By Confession was entered in favor of Wachovia and against the Company, to compel the Company to satisfy its obligations to Wachovia under the notes, in the amount of $2,753,361, including principal and unpaid interest as of January 21, 2009, damages, costs and attorneys’ fees. The Company is seeking to refinance these obligations with other potential lenders, however there can be no assurance that the Company will be able to obtain alternative financing on terms acceptable to it or at all, particularly in light of the current economic and financial market environment, in which event the Company will need to consider all available alternatives.

Of the $5,541,840 of short-term obligations outstanding as of December 31, 2008, $5,429,620 related to corporate and $112,220 related to the Company’s distribution segment. Of the $5,849,490 of short-term obligations outstanding as of March 31, 2008, $5,776,159 related to corporate, $36,239 related to the Company’s manufacturing segment and $37,092 related to the Company’s distribution segment.

NOTE 10 – RELATED PARTY OBLIGATION

In September 2008, Jugal Taneja, the Company’s Chairman of the Board of Directors, loaned the Company $150,000. Interest on the note is at the rate of 7% per annum. The balance of the note, together with accrued interest, is due and payable on or before March 31, 2009. Proceeds were used for working capital.

NOTE 11 – LONG-TERM OBLIGATIONS

On September 30, 2008, the Company issued an $800,000 promissory note to First Community Bank of America. The note is payable in six consecutive monthly payments of accrued interest only, commencing on October 30, 2008, and 54 monthly consecutive principal and interest payments of approximately $17,166, commencing April 30, 2009, at the rate of 6.5% per annum. In any event, all principal and accrued interest shall be due and payable on September 30, 2013. The note is secured by equipment as described in a Commercial Security Agreement issued to FCB on September 30, 2008. In addition, Jugal Taneja, the Company’s Chairman of the Board of Directors, assigned, as collateral security for the note, his certificate of deposit account with FCB in the amount of $400,000. Proceeds of the note were used for the purchase of equipment. Future advances under the note are to be used for equipment purchases. The principal balance of the note was $450,829 at December 31, 2008.

Of the $4,280,660 of long-term obligations outstanding as of December 31, 2008, $1,252,390 related to corporate, $31,680 related to the Company’s manufacturing segment, $8,220 related to the Company’s distribution segment and $2,988,370 related to the Company’s pharmaceutical segment. Of the $3,486,999 of long-term obligations outstanding as of March 31, 2008, $907,843 related to corporate, $67,320 related to the Company’s manufacturing segment, $11,836 related to the Company’s distribution segment and $2,500,000 related to the Company’s pharmaceutical segment.

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

•

All requirements that the Company meet certain minimum EBITDA targets have been deleted and replaced by a requirement that the Company’s Current Assets (defined as the sum of (w) 100% of the Company’s cash, plus (x) 100% of the Company’s net accounts receivables plus (y) 50% of the Company’s net inventory plus (z) 30% of the Company’s net property, plant and equipment) exceeds the Company’s Total Debt (defined as indebtedness of the Company and its subsidiaries (x) to Whitebox, (y) under the $4,000,000 revolving promissory note with Wachovia Bank, National Association and (z) under the $5,000,000 promissory note with First Community Bank of America.) If the Company fails to satisfy the foregoing Current Assets Test as of the required date for filing any Form 10-K or Form 10-Q, as applicable (the “Current Assets Test Measurement Date”), Whitebox may require the Company to redeem up to $2,000,000 of the principal amount of the Restated Note as of such Current Assets Test Measurement Date. In addition, if the Company’s Total Debt exceeds the Company’s Current Assets by more than $2,000,000 as of the Current Assets Test Measurement Date, such shortfall will constitute an Event of Default under the Restated Note, in which case the entire outstanding principal amount (including any Accreted Principal or Make-Whole Amounts (as defined by the Restated Note)) under the Restated Note will be due and payable on the 30 th day after the occurrence of such default if the Company is unable to cure such default within such thirty (30) day period. The Company is in default of the Current Asset Test requirement as of December 31, 2008.

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

The Company has received notices from Whitebox alleging two separate defaults under the Restated Note.

The first default letter, dated November 25, 2008, relates to an alleged failure by the Company to use its commercially reasonable efforts to obtain a second priority lien on the assets owned by BOSS, which the Company cannot do without the prior written consent of Wachovia. Wachovia is the primary lender to BOSS. The Company’s obligations to Wachovia matured on December 31, 2008 and are currently in default (see Note 8 and Note 9). Whitebox also takes the position in this letter that as a result of the forgoing alleged default, the Restated Note has been incurring default interest at a rate of 18% since September 20, 2008. Whitebox has since agreed to the interest rate remaining at 12% until March 1, 2009.

The second Whitebox default letter, dated December 5, 2008, relates to an alleged failure by the Company to redeem $2,000,000 of the Restated Note as a result of the Company’s alleged failure to satisfy the Current Asset Test as of September 30, 2008. The Note Purchase Agreement provides that if the Company’s Total Debt exceeds its Current Equity at the end of any fiscal quarter, Whitebox may require the Company to redeem up to $2,000,000 of the principal amount of the Restated Note.

Whitebox could seek repayment, but has given no indication of doing so. The Company is actively involved in negotiations with Whitebox to reach a mutually acceptable arrangement to restructure the financing. There can be no assurance that the Company and Whitebox will reach a mutually acceptable arrangement. If repayment is required, the Company would not have sufficient funds and Whitebox could take legal action to recover amounts due from our assets. Meanwhile, the Company will continue to attempt to reduce expenses and to explore alternate financing arrangements with other potential lenders to refinance all of the Company’s facilities. Again, there can be no assurance that the Company will be able to obtain additional or alternative financing on terms acceptable to it or at all, particularly in light of the current economic and financial market environment, in which event the Company will need to consider all available alternatives.

NOTE 13 – SHAREHOLDERS’ EQUITY

During June 2008, the Compensation Committee of the Company’s Board of Directors, with the approval of the Company’s Board of Directors, awarded the Company’s management a total of 1,532,256 shares of 3-year restricted Company common stock pursuant to the 2005-2008 Compensation Incentive Plan. As a result, the Company recorded a deferred compensation asset of approximately $2,221,771, which is being amortized over 36 months to stock compensation expense within selling, general and administrative expenses on the Company’s statements of operations. See further consideration in Note 5.

On September 29, 2008, the Company issued 51,208 shares of common stock to GeoPharma, Inc. 401(k) Plan, for the Company’s $70,605 contribution to the employees 401(k) benefit plan for the fiscal year 2008.

On December 8, 2008, a holder of 1,025 shares of Company 6% convertible preferred stock, Series B, $.01 par value, converted such shares into 235,092 shares of Company common stock, at a set conversion price of $4.36 per common share. The closing price of the Company’s common stock was $.40 at the close of business for the Nasdaq Capital Market on December 5, 2008.

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

The Company had earlier filed a Paragraph IV certification to, among other, U.S. Patent Nos. 6,100,274, 7,214,683 and 7,214,684, contesting that these patents were either invalid or had not been infringed upon, which resulted in the subsequent litigation by Schering and Sepracor.

On January 15, 2009, the Company and Belcher reached an agreement with Schering and Sepracor settling all Hatch-Waxman litigation relating to Desloratadine tablets (5 mg), with the Company receiving a license under all relevant parents.

Under the terms of the settlement, the Company can commercially launch its generic Desloratadine product, with 6 month marketing co-exclusivity, on July 1, 2012, or earlier in certain circumstances. The new product launch may be a prescription or over-the-counter (OTC) product depending on its status at the time of launch. The Company’s product is pending FDA approval and seeks an AB-rating as equivalent to Schering’s Clarinex ® tablets indicated for the treatment of seasonal allergic rhinitis and perennial allergic rhinitis.

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

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of December 31, 2008 and March 31, 2008 should have a material adverse impact on its financial condition or results of operations.

NOTE 16 – SUBSEQUENT EVENTS

On January 15, 2009, the Company and Belcher reached an agreement with Schering and Sepracor settling all Hatch-Waxman litigation relating to Desloratadine tablets (5 mg), with the Company receiving a license under all relevant parents.

Under the terms of the settlement, the Company can commercially launch its generic Desloratadine product, with 6 month marketing co-exclusivity, on July 1, 2012, or earlier in certain circumstances. The new product launch may be a prescription or over-the-counter (OTC) product depending on its status at the time of launch. The Company’s product is pending FDA approval and seeks an AB-rating as equivalent to Schering’s Clarinex ® tablets indicated for the treatment of seasonal allergic rhinitis and perennial allergic rhinitis.

On January 26, 2009, the Company entered into an agreement with Trident Biotech, Inc. (“Trident”), an unrelated third party. Under the terms of the agreement, Trident will purchase a majority stake in the Company’s Ovarian Cancer business for a total of $2.5 million in cash and note. The Company will maintain a forty percent ownership in the business.

The Company is in default on its outstanding obligations to Wachovia under the revolving Note and the Term Note (see Note 8 and Note 9). The notes have not been satisfied since their maturity on December 31, 2008. On January 28, 2009, a Judgment By Confession was entered in favor of Wachovia and against the Company, to compel the Company to satisfy its obligations to Wachovia under the notes, in the amount of $2,753,361, including principal and unpaid interest as of January 21, 2009, damages, costs and attorneys’ fees. The Company is seeking to refinance these obligations with other potential lenders, however there can be no assurance that the Company will be able to obtain alternative financing on terms acceptable to it or at all, particularly in light of the current economic and financial market environment, in which event the Company will need to consider all available alternatives.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We derive our revenues from developing, manufacturing and distributing a wide variety of nutraceuticals and cosmeticeuticals, sports nutrition products, pharmaceutical and generic drugs, and prescription and non-prescription products. We also derive revenues from the distribution of our branded product lines as well as from distributing others’ product lines.

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

Interest expense, net, consists of interest expense associated with credit lines, convertible debt, borrowings to finance capital equipment expenditures and other working capital needs and is partially offset by interest income earned on our funds held at banks. For the three and nine months ended December 31, 2008 and 2007, interest expense, net, was further reduced by interest expense incurred that was capitalizable based on pharmaceutical leasehold construction projects in process.

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

For the three and nine months ended December 31, 2007, the following amounts, which are included in our consolidated statement of operations for the three and nine months ended December 31, 2007, as discontinued operations, were attributable to our PBM segment:

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

The unaudited pro forma effect of the acquisition of BOSS on our revenues, net income (loss) and net income (loss) per share, had the acquisition occurred on April 1, 2007, is as follows:

	Three Months Ended December 31, 2007	Nine Months Ended December 31, 2007
Revenues	$20,926,244	$62,955,040

Net income (loss)	$(1,569,281)	$(5,367,176)

Basic income (loss) per share	$(0.11)	$(0.39)

Diluted income (loss) per share	$(0.11)	$(0.39)

The following amounts, which are included in our consolidated statement of operations for the three months ended December 31, 2008, were attributable to BOSS:

•	Distribution revenue of approximately $8 million;

•	Distribution gross profit of approximately $1.3 million;

•	Selling, general and administrative expenses of approximately $1.8 million;

•	Depreciation and amortization expense of approximately $48,300;

•	Interest income (expense), net of approximately $(36,100); and

•	Other income (expense), net of approximately $(12,600).

The following amounts, which are included in our consolidated statement of operations for the nine months ended December 31, 2008, were attributable to BOSS:

•	Distribution revenue of approximately $30.7 million;

•	Distribution gross profit of approximately $5.3 million;

•	Selling, general and administrative expenses of approximately $5.9 million;

•	Depreciation and amortization expense of approximately $141,800;

•	Interest income (expense), net of approximately $(99,600); and

•	Other income (expense), net of approximately $(1,200).

The impact of the results of operations of BOSS on our consolidated net loss for the three and nine months ended December 31, 2008 was net income (loss) of approximately $(579,400) and $(868,000), respectively. See Strategic and Other Activities below.

Results of Operations

The table and the comparative analysis below for results of operations of the three and nine months ended December 31, 2008, as compared to the three and nine months ended December 31, 2007, excludes (1) the results of operations of BOSS, acquired by us effective October 16, 2007 and (2) the results of operations of our discontinued operations, the PBM segment, effective May 15, 2007.

The following table sets forth selected unaudited consolidated statements of operations data as a percentage of revenues for the periods indicated.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	82.0%	77.1%	81.4%	78.1%

Gross profit	18.0%	22.9%	18.6%	21.9%
Depreciation and amortization	13.4%	5.6%	10.7%	6.1%
Stock compensation expense	7.2%	3.3%	5.6%	3.3%
Selling, general and administrative expenses	67.4%	41.3%	59.8%	46.1%
Other income (expense), net	(9.5)%	(2.3)%	(7.5)%	(1.2)%
Income (loss) before minority interest, income taxes and preferred dividends	(79.5)%	(29.7)%	(65.1)%	(34.8)%
Minority interest benefit	3.0%	2.5%	2.8%	3.1%
Income tax benefit (expense)	3.1%	9.2%	9.6%	11.6%
Preferred stock dividends	2.7%	1.3%	2.3%	1.5%

Net income (loss)	(76.1)%	(19.3)%	(55.0)%	(21.6)%

Three Months Ended December 31, 2008, Compared to Three Months Ended December 31, 2007

Our analysis of the three months ended December 31, 2008, as compared to the three months ended December 31, 2007, excludes the results of operations of BOSS, acquired October 16, 2007, and our PBM segment, discontinued on May 15, 2007.

Revenues

Our total revenues decreased approximately $2.9 million, or 36.2%, to approximately $5.1 million for the three months ended December 31, 2008, from approximately $8 million for the three months ended December 31, 2007.

Manufacturing revenues decreased approximately $2.9 million, or 41.8%, to approximately $4.1 million for the three months ended December 31, 2008, as compared to approximately $7 million for the three months ended December 31, 2007. During the three months ended December 31, 2008, we experienced a decrease in sales volume driven by the significant weakening of demand for the products that we manufacture for our customers, due to the global economic downturn, which has negatively impacted end user demand for the products we produce. Manufacturing capacities and capabilities continue to be increased as we continue to enhance our existing core manufacturing equipment and standard operating procedures. We believe the reduction in demand for the products we produce could continue for some time. Consequently, based on continued economic uncertainty, we believe it is likely that our manufacturing revenues may decline further in the near future.

Distribution revenues decreased approximately $447,400, or 47.3%, to approximately $498,900 for the three months ended December 31, 2008, as compared to approximately $946,300 for the three months ended December 31, 2007. For the three months ended December 31, 2008, 370 cases of Hoodia DEX-L10 were sold versus 1,747 cases sold for the three months ended December 31, 2007. In addition, during March 2007, we had introduced a new product line DEX-C20, of which 2,232 cases were sold during the three months ended December 31, 2008. Overall, sales prices vary for all product lines and are dependent upon a customer’s individual as well as aggregate purchase volumes in addition to the number of distribution points of sale and advertising dollars projected to be spent. During the three months ended December 31, 2008, we experienced a decrease in sales volume for the products we distribute, driven by increased competition at the mass retail chain level where the majority of the products are sold, as well as a significant weakening of demand for our products, due to the global economic downturn, which has negatively impacted end user demand for the products we distribute. We believe the reduction in demand for the products we distribute could continue for some time. Consequently, based on continued economic uncertainty, we believe it is likely that our distribution revenues may decline further in the near future.

Pharmaceutical revenues were approximately $504,000 for the three months ended December 31, 2008. There were no sales for this business segment for the three months ended December 31, 2007. During the three months ended December 31, 2008, pharmaceutical revenues were comprised of sales of Vetprofen ™ , the Company’s brand of Carprofen, which was approved by the FDA during November 2007. Our Carprofen is sold in three different strengths: 25 mg, 75 mg and 100 mg. Of the total pharmaceutical revenues for the three months ended December 31, 2008, sales were comprised of 713 cases of 75 mg and 837 cases of 100 mg of Carprofen.

Gross Profit

Our total gross profit decreased approximately $904,900 or 49.7%, to approximately $915,300 for the three months ended December 31, 2008, as compared to approximately $1.8 million for the three months ended December 31, 2007. Total gross margins decreased to 18% for the three months ended December 31, 2008 from 22.9% for the three months ended December 31, 2007.

Manufacturing gross profit decreased approximately $1 million, or 45.4%, to approximately $1.2 million for the three months ended December 31, 2008, as compared to approximately $2.2 million for the three months ended December 31, 2007. For the three months ended December 31, 2008 manufacturing gross margin decreased to 29.8%, from 31.8% for the three months ended December 31, 2007. Gross profit and gross margin have declined based on lower utilization of our manufacturing capacity with the lower level of our sales volume, as well as higher costs with increases in freight charges due to increased fuel costs, increases in resin and plastic-based packaging component costs, as well as increased labor costs. Current increases in this type of labor-based direct overhead costs are in line with our planned improvements surrounding enhanced standard operating and manufacturing procedures in all of our manufacturing plants. We expect that these improvements will continue to increase our visibility in the marketplaces that we compete in for new and expanded business for the upcoming fiscal year.

Distribution gross profits decreased approximately $278,500, or 66.3%, to approximately $141,700 for the three months ended December 31, 2008, as compared to approximately $420,200 for the three months ended December 31, 2007. Distribution gross margins decreased to 28.4% for the three months ended December 31, 2008, as compared to 44.4% for the three months ended December 31, 2007. Gross profits and gross margins have declined based on the lower level of our sales volume and increased competition, which caused additional short-term price concessions and a change in the chain store sales mix. In addition, gross margins can vary in a given quarter based on sales promotions and advertising efforts.

Pharmaceutical gross profits increased approximately $385,900, or 46.6%, to a gross profit deficit of approximately $442,900 for the three months ended December 31, 2008, as compared to approximately $828,700 in gross profit deficit for this business segment for the three months ended December 31, 2007. This was based primarily on the Cephalasporin and Beta-Lactam facilities that have no revenue streams but have costs associated with overall research and product development, and production and laboratory direct labor costs. The Largo, Florida generic drug plant has commenced initial manufacturing and began shipping Vetprofen ™ , its branded generic Carprofen, during the fourth fiscal quarter ended March 31, 2008, which has assisted in offsetting some of the costs associated with other research and product development, production and laboratory direct costs related to the pharmaceutical segment. The Largo, Florida Cephalasporin and generic drug plants incurred approximately $841,000 of costs with the Baltimore, Maryland Beta-Lactam facility having incurred approximately $106,000 of costs with revenue offsets of approximately $504,000. The drug revenues derived were generated from our generic drug plant in Largo, Florida. We are awaiting FDA facility approval of both the Baltimore, Maryland Beta-Lactam and the Largo, Florida Cephalosporin drug facility plants and we estimate and anticipate that we will begin to derive revenues during the fourth quarter of the fiscal year ending March 31, 2009 or the first quarter of the fiscal year ending March 31, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist of advertising and promotional expenses; stock compensation costs, insurance costs, research and development costs associated with the generic drug segment, personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and amortization expenses. Selling, general and administrative expenses, inclusive of stock compensation and depreciation and amortization expenses, increased approximately $471,300, or 11.8%, to approximately $4.5 million for the three months ended December 31, 2008, as compared to approximately $4 million for the three months ended December 31, 2007. An increase of approximately $134,000 was due to the increase in amortizable intangible assets related to our distribution segment; approximately $98,000 was due to the increase in purchased depreciable assets related to generic drug, cosmeceutical and nutraceutical manufacturing; approximately $222,000 increase in legal; approximately $101,000 increase in the stock compensation expense directly related to the issuance of 3-year restricted stock awards; approximately $52,000 increase in consulting fees; and approximately $374,000 increase in bad debt expense; all of which were partially offset by a decrease of approximately $391,000 in advertising and promotional expenses associated with promoting our distribution segment and related branded product lines; a decrease of approximately $56,000 in filing fees; a decrease of approximately $52,000 in repair and maintenance; and a decrease of approximately $40,000 increase in travel related expenses. As a percentage of sales, selling, general and administrative expenses increased to 88% for the three months ended December 31, 2008, from 50.3% for the three months ended December 31, 2007. We have instituted material cost reduction initiatives commencing in December 2008 and expect to begin experiencing the benefits of such initiatives commencing in our fourth fiscal quarter ended March 31, 2009. See Strategic and Other Activities below.

Operating Income (Loss)

Operating loss was approximately $3.6 million, or 70% of revenues for the three months ended December 31, 2008, compared to an operating loss of approximately $2.2 million, or 27.4% of revenues for the three months ended December 31, 2007. Although we have instituted cost reduction initiatives, the continued economic uncertainty and potential further decline in our revenues could cause us to operate in an operating loss position in the near future.

Other Income (Expense), Net

Other income (expense), net was approximately $(482,200) for the three months ended December 31, 2008, compared to approximately $(184,900) for the three months ended December 31, 2007. Interest income (expense), net, was approximately $(501,100) for the three months ended December 31, 2008, compared to approximately $(184,900) for the three months ended December 31, 2007. The increase in interest expense was primarily attributable to interest expense associated with our convertible debt in addition to our short-term obligations issued during fiscal 2008, and was partially offset by interest capitalized on our generic pharmaceutical leasehold construction. For the three months ended December 31, 2008, other income (expense), net, of approximately $18,900, primarily consisted of allowances on prior year vendor balances. For the three months ended December 31, 2007, other income (expense), net, was zero.

Income Tax Benefit (Expense)

For the three months ended December 31, 2008, we had recorded approximately $158,300 of income tax benefit as compared to approximately $730,000 of income tax benefit for the three months ended December 31, 2007. The tax benefit was based on our tax calculation of temporary and permanent differences using the effective tax rates applied to our net loss for the period, changes in information gained related to underlying assumptions about our future operations, as well as the utilization of available operating loss carryforwards. In accordance with SFAS No. 109, “Accounting for Income Taxes,” we have evaluated whether it is more likely than not that the deferred tax asset will be realized. Based on available evidence, we have concluded that it is more likely than not that the increase in the asset will be realized by carrying back approximately $3.5 million of the operating loss and by carrying forward the remainder of the loss to future periods through the expiration dates of the operating loss carryforwards beginning 2021 and ending 2028.

Nine Months Ended December 31, 2008, Compared to Nine Months Ended December 31, 2007

Our analysis of the nine months ended December 31, 2008, as compared to the nine months ended December 31, 2007, excludes the results of operations of BOSS, acquired October 16, 2007, and our PBM segment, discontinued on May 15, 2007.

Revenues

Our total revenues decreased approximately $2.3 million, or 11%, to approximately $18.5 million for the nine months ended December 31, 2008, from approximately $20.8 million for the nine months ended December 31, 2007.

Manufacturing revenues decreased approximately $1.7 million, or 10.3%, to approximately $14.9 million for the nine months ended December 31, 2008, as compared to approximately $16.6 million for the nine months ended December 31, 2007. During the nine months ended December 31, 2008, we experienced a decrease in sales volume driven by the significant weakening of demand for the products that we manufacture for our customers, due to the global economic downturn which has negatively impacted end user demand for the products we produce. Manufacturing capacities and capabilities continue to be increased as we continue to enhance our existing core manufacturing equipment and standard operating procedures. We believe the reduction in demand for the products we produce could continue for some time. Consequently, based on continued economic uncertainly, we believe it is likely that our manufacturing revenues may decline further in the near future.

Distribution revenues decreased approximately $1.7 million, or 41%, to approximately $2.5 million for the nine months ended December 31, 2008, as compared to approximately $4.2 million for the nine months ended December 31, 2007. For the nine months ended December 31, 2008, 4,891 cases of Hoodia DEX-L10 were sold versus 6,819 cases sold for the nine months ended December 31, 2007. In addition, during March 2007, we had introduced a new product line DEX-C20, of which 14,296 cases were sold during the nine months ended December 31, 2008. Overall, sales prices vary for all product lines and are dependent upon a customer’s individual as well as aggregate purchase volumes in addition to the number of distribution points of sale and advertising dollars projected to be spent. During the nine months ended December 31, 2008, we experienced a decrease in overall distribution sales volume, driven by increased competition at the mass retail chain level where the majority of the products are sold, as well as a significant weakening of demand for our products, due to the global economic downturn, which has negatively impacted end user demand for the products we distribute. We believe the reduction in demand for the products we distribute could continue for some time. Consequently, based on continued economic uncertainty, we believe it is likely that our distribution revenues may decline further in the near future.

Pharmaceutical revenues increased approximately $1.1 million, or 2,722.2%, to approximately $1.2 million for the nine months ended December 31, 2008, as compared to approximately $41,200 in sales for this business segment for the nine months ended December 31, 2007. During the nine months ended December 31, 2008, pharmaceutical revenues were comprised of sales of Vetprofen ™ , the Company’s brand of Carprofen, which was approved by the FDA during November 2007. Our Carprofen is sold in three different strengths: 25 mg, 75 mg and 100 mg. Of the total pharmaceutical revenues for the nine months ended December 31, 2008, sales were comprised of 415 cases of 25 mg, 1,538 cases of 75 mg and 1,660 cases of 100 mg of Carprofen.

Gross Profit

Our total gross profit decreased approximately $1.1 million or 24.6%, to approximately $3.4 million for the nine months ended December 31, 2008, as compared to approximately $4.6 million for the nine months ended December 31, 2007. Total gross margins decreased to 18.6% for the nine months ended December 31, 2008 from 21.9% for the nine months ended December 31, 2007.

Manufacturing gross profit decreased approximately $659,900, or 13.1%, to approximately $4.4 million for the nine months ended December 31, 2008, as compared to approximately $5 million for the nine months ended December 31, 2007. For the nine months ended December 31, 2008 manufacturing gross margin decreased to 29.3%, from 30.3% for the nine months ended December 31, 2007. Gross profit and gross margin have declined based on lower utilization of our manufacturing capacity with the lower level of our sales volume, as well as higher costs with increases in freight charges due to increased fuel costs, increases in resin and plastic-based packaging component costs, as well as increased labor costs. Current increases in this type of labor-based direct overhead costs are in line with our planned improvements surrounding enhanced standard operating and manufacturing procedures in all of our manufacturing plants. We expect that these improvements will continue to increase our visibility in the marketplaces that we compete in for new and expanded business for the upcoming fiscal year.

Distribution gross profits decreased approximately $923,700, or 48.6%, to approximately $976,300 for the nine months ended December 31, 2008, as compared to approximately $1.9 million for the nine months ended December 31, 2007. Distribution gross margins decreased to 39.7% for the nine months ended December 31, 2008, as compared to 45.6% for the nine months ended December 31, 2007. Gross profits and gross margins have declined based on the lower level of our sales volume and increased competition, which caused additional short-term price concessions and a change in the chain store sales mix. In addition, gross margins can vary in a given quarter based on sales promotions and advertising efforts.

Pharmaceutical gross profits increased approximately $463,000, or 19.6%, to a gross profit deficit of approximately $1.9 million for the nine months ended December 31, 2008, as compared to approximately $2.4 million in gross profit deficit for this business segment for the nine months ended December 31, 2007. This was based primarily on the Cephalasporin and Beta-Lactam facilities that have no revenue streams but have costs associated with overall research and product development, and production and laboratory direct labor costs. The Largo, Florida generic drug plant has commenced initial manufacturing and began shipping Vetprofen ™ , its branded generic Carprofen, during the fourth fiscal quarter ended March 31, 2008, which has assisted in offsetting some of the costs associated with other research and product development, production and laboratory direct costs related to the pharmaceutical segment. The Largo, Florida Cephalasporin and generic drug plants incurred approximately $2.7 million of costs with the Baltimore, Maryland Beta-Lactam facility having incurred approximately $392,000 of costs with revenue offsets of approximately $1.2 million. The drug revenues derived were generated from our generic drug plant in Largo, Florida. We are awaiting FDA facility approval of both the Baltimore, Maryland Beta-Lactam and the Largo, Florida Cephalosporin drug facility plants and we estimate and anticipate that we will begin to derive revenues during the fourth quarter of the fiscal year ending March 31, 2009 or the first quarter of the fiscal year ending March 31, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of advertising and promotional expenses; stock compensation costs, insurance costs, research and development costs associated with the generic drug segment, personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and amortization expenses. Selling, general and administrative expenses, inclusive of stock compensation and depreciation and amortization expenses, increased approximately $2.6 million, or 22.1%, to approximately $14.1 million for the nine months ended December 31, 2008, as compared to approximately $11.6 million for the nine months ended December 31, 2007. An increase of approximately $382,000 was due to the increase in amortizable intangible assets related to our distribution segment; approximately $331,000 was due to the increase in purchased depreciable assets related to generic drug, cosmeceutical and nutraceutical manufacturing; officer and employee salaries have increased approximately $392,000 in total based on increases in the number of personnel in addition to merit increases and bonuses received, and the related increase in payroll taxes was approximately $104,000; approximately $355,000 increase in the stock compensation expense directly related to the issuance of 3-year restricted stock awards; approximately $355,000 increase in legal; approximately $147,000 in increased accounting costs primarily associated with the initial implementation of Sarbanes-Oxley compliance; approximately $139,000 increase in bank and filing fees; approximately $103,000 increase in utilities; approximately $84,000 increase in consulting fees; approximately $384,000 increase in bad debt expense; and approximately $44,000 increase in licenses and permits; all of which were partially offset by a decrease of approximately $97,000 in insurance costs; a decrease of approximately $70,000 in director fees; a decrease of approximately $55,000 in credit card processing fees; and a decrease of approximately $46,000 in convention and seminar costs. As a percentage of sales, selling, general and administrative expenses increased to 76.2% for the nine months ended December 31, 2008, from 55.5% for the nine months ended December 31, 2007. We have instituted material cost reduction initiatives commencing in December 2008 and expect to begin experiencing the benefits of such initiatives commencing in our fourth fiscal quarter ended March 31, 2009. See Strategic and Other Activities below.

Operating Income (Loss)

Operating loss was approximately $10.7 million, or 57.6% of revenues for the nine months ended December 31, 2008, compared to an operating loss of approximately $7 million, or 33.6% of revenues for the nine months ended December 31, 2007. Although we have instituted cost reduction initiatives, the continued economic uncertainty and potential further decline in our revenues could cause us to operate in an operating loss position in the near future.

Other Income (Expense), Net

Other income (expense), net was approximately $(1.4) million for the nine months ended December 31, 2008, compared to approximately $(257,400) for the nine months ended December 31, 2007. Interest income (expense), net, was approximately $(1.4) million for the nine months ended December 31, 2008, compared to approximately $(257,900) for the nine months ended December 31, 2007. The increase in interest expense was primarily attributable to interest expense associated with our convertible debt in addition to our short-term obligations issued during fiscal 2008, and was partially offset by interest capitalized on our generic pharmaceutical leasehold construction. For the nine months ended December 31, 2008, other income (expense), net, of approximately $21,400, primarily consisted of allowances on prior year vendor balances. For the nine months ended December 31, 2007, other income (expense), net, of approximately $500, primarily consisted of recycling income.

Income Tax Benefit (Expense)

For the nine months ended December 31, 2008, we had recorded approximately $1.8 million of income tax benefit as compared to approximately $2.4 million of income tax benefit for the nine months ended December 31, 2007. The tax benefit was based on our tax calculation of temporary and permanent differences using the effective tax rates applied to our net loss for the period, changes in information gained related to underlying assumptions about our future operations, as well as the utilization of available operating loss carryforwards. In accordance with SFAS No. 109, “Accounting for Income Taxes,” we have evaluated whether it is more likely than not that the deferred tax asset will be realized. Based on available evidence, we have concluded that it is more likely than not that the increase in the asset will be realized by carrying back approximately $3.5 million of the operating loss and by carrying forward the remainder of the loss to future periods through the expiration dates of the operating loss carryforwards beginning 2021 and ending 2028.

Inflation and Seasonality

We believe that there was no material effect on our operations or our financial condition as a result of inflation as of and for the three and nine months ended December 31, 2008 and 2007. We also believe that our business is not seasonal, however significant promotional activities can have a direct impact on our sales volume in any given quarter.

Economic and Industry Conditions

We believe the global economy is in recession and we first began to see significant adverse effects of this during our quarter ended December 31, 2008, as there was a significant reduction in end user demand for the products we manufacture and distribute, primarily based on the decline of end user discretionary income available for spending. We believe our financial results for the quarter ended December 31, 2008 reflect the continuation and acceleration of a softening of demand for our products driven by the global economic downturn. We believe the decline in our revenues generally was consistent with the decrease in overall industry demand. We believe that the significant decline in economic and industry conditions has had a negative effect, that we are unable to quantify, on our operations and our financial condition as of and for the three and nine months ended December 31, 2008. There are many factors that make it difficult for us to predict future revenue trends for our business, including the duration of the global economic downturn and quarter to quarter changes in customer orders regardless of industry strength. Should there be a continued material deterioration of economic or industry conditions, our results of operations could further be impacted in any given quarter.

Strategic and Other Activities

To address the impact of the economic downturn on our business, commencing in December 2008, we have taken actions intended to improve and optimize our operating effectiveness and to reduce our costs.

We renegotiated our national freight contract which encompasses freight-in and freight-out at all levels of delivery for each of our segments. We have also reduced annual, merit-based salary increases, and taken other steps to reduce or eliminate certain discretionary expenses, including reducing our workforce. These actions, together with those indicated below, are intended to improve our operating effectiveness during the current economic downturn. We are prepared to take additional actions as needed if this soft economic environment continues or worsens.

For our manufacturing segment, we have shortened work schedules to reduce overtime costs and staggered working hours to more closely match production of our products with demand from our customers. With this approach, we retain the flexibility to ramp our production up or down to meet customer demand while managing our production costs. In addition, we have instituted certain other cost reduction initiatives. Since we believe the skills and expertise of our employees are key to our Company’s success, our initial cost management actions have been directed at minimizing expenses without incurring an extensive workforce reduction, but we are prepared to take more severe actions in the future if appropriate.

For our distribution segment, we have lowered our prices to be more competitive, yet are not experiencing any decrease in our product costs. We are working on changing vendor imposed purchasing requirements, as well as obtaining additional financing so that we may be able to once again take advantage of discounts related to mass volume purchases, resulting in cost savings. We are also working with our vendors to improve our product mix by obtaining products that are in greater demand by our customers.

During December 2008 and January 2009, we closed two of BOSS’s distribution facilities, the Rhode Island and Texas locations, thereby consolidating distribution facilities, resulting in transparent transition to our customers, as those customers are now being serviced through our Pennsylvania, Nevada and Florida locations. We expect this to result in substantial decreases in SG&A expenses in the foreseeable future, estimated to be in excess of $100,000 per quarter, commencing with our fourth fiscal quarter ended March 31, 2009. Although anticipated, some of the cost savings may not be realized in the near future.

Financial Condition, Liquidity and Capital Resources

We had approximately $324,700 of cash and cash equivalents as of December 31, 2008, a decrease from approximately $523,800 as of March 31, 2008. We had a working capital deficit of approximately $3.8 million as of December 31, 2008, inclusive of current portion of long-term obligations. As of March 31, 2008, we had working capital of approximately $1.2 million, inclusive of current portion of long-term obligations. As of December 31, 2008 and March 31, 2008, our liquidity is affected by our certificates of deposit of approximately $5 million and $6 million, respectively, which is included in current assets and which is pledged as collateral for our short-term obligation to First Community Bank of America.

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

•

All requirements that the Company meet certain minimum EBITDA targets have been deleted and replaced by a requirement that the Company’s Current Assets (defined as the sum of (w) 100% of the Company’s cash, plus (x) 100% of the Company’s net accounts receivables plus (y) 50% of the Company’s net inventory plus (z) 30% of the Company’s net property, plant and equipment) exceeds the Company’s Total Debt (defined as indebtedness of the Company and its subsidiaries (x) to Whitebox, (y) under the $4,000,000 revolving promissory note with Wachovia Bank, National Association and (z) under the $5,000,000 promissory note with First Community Bank of America.) If the Company fails to satisfy the foregoing Current Assets Test as of the required date for filing any Form 10-K or Form 10-Q, as applicable (the “Current Assets Test Measurement Date”), Whitebox may require the Company to redeem up to $2,000,000 of the principal amount of the Restated Note as of such Current Assets Test Measurement Date. In addition, if the Company’s Total Debt exceeds the Company’s Current Assets by more than $2,000,000 as of the Current Assets Test Measurement Date, such shortfall will constitute an Event of Default under the Restated Note, in which case the entire outstanding principal amount (including any Accreted Principal or Make-Whole Amounts (as defined by the Restated Note)) under the Restated Note will be due and payable on the 30 th day after the occurrence of such default if the Company is unable to cure such default within such thirty (30) day period. The Company is in default of the Current Asset Test requirement as of December 31, 2008.

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

The Company has received notices from Whitebox alleging two separate defaults under the Restated Note.

The first default letter, dated November 25, 2008, relates to an alleged failure by the Company to use its commercially reasonable efforts to obtain a second priority lien on the assets owned by BOSS, which the Company cannot do without the prior written consent of Wachovia Bank, National Association (“Wachovia”). Wachovia is the primary lender to BOSS. The Company’s obligations to Wachovia matured on December 31, 2008 and are currently in default. Whitebox also takes the position in this letter that as a result of the forgoing alleged default, the Restated Note has been incurring default interest at a rate of 18% since September 20, 2008. Whitebox has since agreed to the interest rate remaining at 12% until March 1, 2009.

The second Whitebox default letter, dated December 5, 2008, relates to an alleged failure by the Company to redeem $2,000,000 of the Restated Note as a result of the Company’s alleged failure to satisfy the Current Asset Test as of September 30, 2008. The Note Purchase Agreement provides that if the Company’s Total Debt exceeds its Current Equity at the end of any fiscal quarter, Whitebox may require the Company to redeem up to $2,000,000 of the principal amount of the Restated Note.

Whitebox could seek repayment, but has given no indication of doing so. The Company is actively involved in negotiations with Whitebox to reach a mutually acceptable arrangement to restructure the financing. There can be no assurance that the Company and Whitebox will reach a mutually acceptable arrangement. If repayment is required, the Company would not have sufficient funds and Whitebox could take legal action to recover amounts due from our assets. Meanwhile, the Company will continue to attempt to reduce expenses and to explore alternate financing arrangements with other potential lenders to refinance all of the Company’s facilities. Again, there can be no assurance that the Company will be able to obtain additional or alternative financing on terms acceptable to it or at all, particularly in light of the current economic and financial market environment, in which event the Company will need to consider all available alternatives.

On October 12, 2007, BOSS issued a revolving Promissory Note (“Note”) to Wachovia, in the amount of $4 million or such sum as may be advanced and outstanding from time to time, pursuant to the Loan Agreement. Interest shall accrue on the unpaid principal balance and varies based on the LIBOR Market Index Rate plus 1.75%, for any day. The note is due and payable in consecutive monthly payments of accrued interest only, commencing on November 20, 2007, and continuing on the same day of each month thereafter until fully paid. In any event, all principal and accrued interest shall be due and payable on August 31, 2008. On March 28, 2008, the Company entered into loan modification agreements with Wachovia, whereby the amount of the October 12, 2007 revolving Note to Wachovia was reduced from $4 million to $2.5 million, or such sum as may be advanced and outstanding from time to time, and $750,000 of the principal balance of the revolving Note was converted to a term Promissory Note (“Term Note”), both maturing on August 31, 2008. In addition, the rate of interest was modified whereby interest shall accrue on the unpaid principal balance and varies based on the LIBOR Market Index Rate plus 3.15%, for any day. Certain terms of the loan were modified including the financial covenant in regards to the liquidity ratio. The Term Note is due and payable in consecutive monthly payments of principal equal to $50,000 plus accrued interest, commencing on May 1, 2008 and continuing on the same day of each month thereafter until fully paid. On April 25, 2008, we entered into a Modification Number 001 To Loan Agreement and a Modification Number 001 To Promissory Note with Wachovia, whereby certain terms of the loan were modified, including the financial covenant in regards to liquidity ratio.

On August 28, 2008, we entered into an Allonge to Promissory Note with Wachovia, with respect to the $2.5 million revolving Note, whereby the rate of interest was modified so that interest shall accrue on the unpaid principal balance and varies based on the Prime Rate plus 2%. “Prime Rate” shall mean the floating annual rate of interest that is designated from time to time by Wachovia as the “Prime Rate” and is used by Wachovia as a reference based with respect to interest rates charged to borrowers. In addition, the maturity date was extended to December 31, 2008. The principal balance was $2,214,000 and $1,856,000, at December 31, 2008 and March 31, 2008, respectively.

In addition, on August 28, 2008, we entered into an Allonge to Promissory Note with Wachovia, with respect to the $750,000 Term Note, whereby the rate of interest was modified so that interest shall accrue on the unpaid principal balance and varies based on the Prime Rate plus 2%. “Prime Rate” shall mean the floating annual rate of interest that is designated from time to time by Wachovia as the “Prime Rate” and is used by Wachovia as a reference based with respect to interest rates charged to borrowers. In addition, the maturity date was extended to December 31, 2008. The principal balance was $400,000 and $750,000, at December 31, 2008 and March 31, 2008, respectively.

The Company is in default on its outstanding obligations to Wachovia under the revolving Note and the Term Note (see Note 8 and Note 9). The notes have not been satisfied since their maturity on December 31, 2008. On January 28, 2009, a Judgment By Confession was entered in favor of Wachovia and against the Company, to compel the Company to satisfy its obligations to Wachovia under the notes, in the amount of $2,753,361, including principal and unpaid interest as of January 21, 2009, damages, costs and attorneys’ fees. The Company is seeking to refinance these obligations with other potential lenders, however there can be no assurance that the Company will be able to obtain alternative financing on terms acceptable to it or at all, particularly in light of the current economic and financial market environment, in which event the Company will need to consider all available alternatives.

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

In September 2008, Jugal Taneja, the Company’s Chairman of the Board of Directors, loaned the Company $150,000. Interest on the note is at the rate of 7% per annum. The balance of the note, together with accrued interest, is due and payable on or before March 31, 2009. Proceeds were used for working capital.

On September 30, 2008, the Company issued an $800,000 promissory note to First Community Bank of America. The note is payable in six consecutive monthly payments of accrued interest only, commencing on October 30, 2008, and 54 monthly consecutive principal and interest payments of approximately $17,166, commencing April 30, 2009, at the rate of 6.5% per annum. In any event, all principal and accrued interest shall be due and payable on September 30, 2013. The note is secured by equipment as described in a Commercial Security Agreement issued to FCB on September 30, 2008. In addition, Jugal Taneja, the Company’s Chairman of the Board of Directors, assigned, as collateral security for the note, his certificate of deposit account with FCB in the amount of $400,000. Proceeds of the note were used for the purchase of equipment. Future advances under the note are to be used for equipment purchases. The principal balance of the note was $450,829 at December 31, 2008.

On December 8, 2008, a holder of 1,025 shares of Company 6% convertible preferred stock, Series B, $.01 par value, converted such shares into 235,092 shares of Company common stock, at a set conversion price of $4.36 per common share. The closing price of the Company’s common stock was $.40 at the close of business for the Nasdaq Capital Market on December 5, 2008.

NINE MONTH ENDED DECEMBER 31, 2008 CASH FLOW ANALYSIS

The following table summarizes our cash flows from operating, investing and financing activities for each of the nine months ended December 31, 2008 and 2007:

Nine Months Ended December 31,	2008	2007
Total cash provided by (used in):
Operating activities	$(3,927,540)	$(975,677)

Investing activities	$(1,589,267)	$(12,459,505)

Financing activities	$5,317,744	$13,099,874

Increase (decrease) in cash and cash equivalents	$(199,063)	$(335,308)

Operating Activities

Net cash used in operating activities was approximately $3.9 million for the nine months ended December 31, 2008, as compared to net cash used in operating activities of approximately $1 million for the nine months ended December 31, 2007. The decline in operating cash flows for the nine months ended December 31, 2008, compared with the nine months ended December 31, 2007, was due primarily to the increase in our net loss.

We incurred a net loss before preferred stock dividends of approximately $10.6 million for the nine months ended December 31, 2008, compared to a net loss before preferred stock dividends of approximately $4.3 million for the nine months ended December 31, 2007. The changes in operating assets and liabilities were due primarily to the decrease in accounts receivable, inventories, prepaid expenses and other current assets, and in the amount due from affiliates, and an increase in accrued expenses and other payables, all of which were partially offset by an increase in accounts receivable, other, an increase in deferred tax asset, net, an increase in other assets, net, and a decrease in accounts payable. The decrease in accounts receivable was primarily due to a decrease in credit sales and our increased collection efforts. Inventories decreased primarily due to changes in our product mix and our efforts to improve our levels of inventory on hand. The decrease in prepaid expenses and other current assets was primarily due to the timing of insurance policy renewals. The decrease in amounts due from affiliates, net, was based on receipt of payment of the total outstanding balance due. The increase in accounts receivable, other, was primarily related to a non-sufficient fund check received from a customer and was partially offset by reimbursement received from a customer, which exceeded customary credit terms, for product and mass chain shelving requirements that we advanced. The increase in accrued expenses and other payables resulted from the timing of vendor payments. The increase in deferred tax asset, net, was based on payment of income taxes. The increase in other assets, net, resulted from an increase in contract related reimbursements. The decrease in accounts payable resulted primarily from the timing of vendor payments.

Investing Activities

Net cash used in investing activities was approximately $1.6 million for the nine months ended December 31, 2008, as compared to net cash used of approximately $12.5 million for the nine months ended December 31, 2007. The change in the nine months ended December 31, 2008 was due primarily to leasehold improvement and equipment purchases, intangible asset purchases and usage related to the minority interest associated with American Antibiotics plant in Baltimore, Maryland, all of which was partially offset by proceeds from redemption of a certificate of deposit and repayments of notes receivable.

Financing Activities

Net cash provided by financing activities was approximately $5.3 million for the nine months ended December 31, 2008, as compared to net cash provided by financing activities of approximately $13.1 million for the nine months ended December 31, 2007. The change in the nine months ended December 31, 2008 was primarily attributable to proceeds received from private placement convertible debt, net advances on our revolving credit facility, proceeds received from the issuance of a note for equipment purchased, proceeds from the issuance of a related party obligation and proceeds from stock options exercised, all of which were partially offset by payments of private placement fees, payments of short-term obligations and payments of long-term obligations.

In light of our default on our obligations with Wachovia and Whitebox, we believe that cash expected to be generated from operations, current cash reserves, and existing financial arrangements is not sufficient to meet our capital expenditures and working capital needs for our operations as presently conducted. Our future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities, expected results from recent procedural changes surrounding the acceptance of manufacturing sales orders, and possible acquisitions. In particular, we have added additional manufacturing lines and have purchased additional fully automated manufacturing equipment to meet our present and future growth. Our plans may require the leasing of additional facilities and/or the leasing or purchase of additional equipment in the future to accommodate further expansion of our manufacturing, warehousing and related storage needs.

Although we are actively involved in negotiations with Whitebox to reach a mutually acceptable arrangement to restructure the financing, there can be no assurance that we will reach a mutually acceptable arrangement. We are continuing to attempt to reduce expenses and are seeking alternate financing arrangements to satisfy the Wachovia obligations with other potential lenders and to refinance all of our facilities. Again, there can be no assurance that we will be able to obtain additional or alternative financing on terms acceptable to us or at all, particularly in light of the current economic and financial market environment. We are considering all available alternatives.

If we are unable to achieve consistent profitability, additional steps will have to be taken in order to maintain liquidity, including plant consolidations and additional work force reductions (see Strategic and Other Activities above). Instability in the financial markets, as a result of a recession or other factors, also may affect the cost of capital and our ability to raise capital. We are already experiencing the impact of both. The uncertainty in the capital and credit markets may hinder our ability to generate additional financing in the type or amount necessary to pursue our objectives.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not exposed to significant interest rate or foreign currency exchange rate risk.

Item 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. They have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of December 31, 2008, as further described below.

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

Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

Our management evaluated, under the supervision and with the participation of our CEO and our CFO, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008.

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

The Company had earlier filed a Paragraph IV certification to, among other, U.S. Patent Nos. 6,100,274, 7,214,683 and 7,214,684, contesting that these patents were either invalid or had not been infringed upon, which resulted in the subsequent litigation by Schering and Sepracor.

On January 15, 2009, the Company and Belcher reached an agreement with Schering and Sepracor settling all Hatch-Waxman litigation relating to Desloratadine tablets (5 mg), with the Company receiving a license under all relevant parents.

Under the terms of the settlement, the Company can commercially launch its generic Desloratadine product, with 6 month marketing co-exclusivity, on July 1, 2012, or earlier in certain circumstances. The new product launch may be a prescription or over-the-counter (OTC) product depending on its status at the time of launch. The Company’s product is pending FDA approval and seeks an AB-rating as equivalent to Schering’s Clarinex ® tablets indicated for the treatment of seasonal allergic rhinitis and perennial allergic rhinitis.

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

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of December 31, 2008 and March 31, 2008 should have a material adverse impact on its financial condition or results of operations.

Item 1A.	RISK FACTORS.

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A. to Part I” of our Annual Report on Form 10-K for the year ended March 31, 2008. We do not believe there have been any material changes in our risk factors since the filing of our Annual Report on Form 10-K for the year ended March 31, 2008 other than additional risks related to worldwide economic and industry conditions. However, we may update our risk factors in our SEC filings from time to time for clarification purposes or to include additional information, at management’s discretion, even when there have been no material changes. The following risk factor is being added to provide additional information.

The Demand for Our Products and Our Business May be Adversely Affected by Worldwide Economic and Industry Conditions: Our business is affected by economic and industry conditions and our revenues are dependent upon demand for our products. Demand, in turn, is impacted by industry cycles and the availability of end user discretionary income, both of which can dramatically affect our business. These cycles may be characterized by decreases in product demand, excess customer inventories, and accelerated erosion of prices. The global economy is currently in recession and we first began to see adverse effects of this in our fiscal quarter ended September 30, 2008, as the reduction in end user demand for our products caused a reduction in demand for our products by our customers. We believe the further weakening of the U.S. and global economy and the continued stress in the financial markets has deepened the current economic downturn and caused a significant decrease in demand for our products during the fiscal quarter ended December 31, 2008, as our revenues decreased over 18% from the previous fiscal quarter.

If global economic conditions remain uncertain or deteriorate further, we may experience additional material adverse effects on our future revenues, cash flows and financial position. A prolonged global recession may have other adverse effects on us, such as:

•	The ability of our customers to pay their obligations to us may be adversely affected, which could cause a negative impact on our cash flows and our results of operations;

•	The carrying value of our goodwill and other intangible assets may decline in value, which could harm our financial position and results of operations;

•	Our suppliers may not be able to fulfill their obligations to us, which could harm our manufacturing process and our business; and

•	The uncertainty in the capital and credit markets may hinder our ability to generate additional financing in the type or amount necessary to meet our obligations or pursue our objectives.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 16, 2008, the Company held its 2008 annual meeting of stockholders (the “Meeting”). At the Meeting, all proposals presented were approved by the Company’s shareholders. The following is a tabulation of the voting on the proposals presented at the Meeting:

Proposal No. 1: The following nominees were elected as directors of the Company, to serve as a class of directors until the 2011 Annual Meeting of Stockholders or until his successor is elected and qualified.

Name	Shares Voted For	Shares Withheld
Mihir K. Taneja	11,793,217	359,444

Dr. Kotha S. Sekharam	11,791,617	361,044

Shan Shikarpuri	11,799,216	353,445

George L. Stuart, Jr.	11,739,052	413,609

The other directors whose terms of office continue, based on staggered terms in accordance with the Company’s By-Laws, are Jugal K. Taneja, Carol Dore-Falcone, Dr. Barry H. Dash, William L. LaGamba, Dr. Rafick Henein, A. Theodore Stautberg and Mandeep K. Taneja.

Proposal No. 2: A proposal to ratify the selection of Brimmer, Burek & Keelan LLP as the Company’s independent auditors for the fiscal year ending March 31, 2009 was approved as follows:

Shares Voted For	Shares Voted Against	Shares Abstaining
12,009,150	107,196	36,315

Item 5.	OTHER INFORMATION.

(a)	Not applicable.

(b)	None.

Item 6.	EXHIBITS

Exhibits

The following Exhibits are filed as part of this Report:

Exhibit Number	Description
3.1	Articles of Incorporation of Energy Factors, Inc., filed September 3, 1985. (1)**

3.2	By-Laws of GeoPharma, Inc. (4)**

3.3	Articles of Amendment to Articles of Incorporation of Innovative Companies, Inc., changing name. (4)**

3.4	Certificate of Designation of Series B preferred stock. (2)**

10.1	Form of Employment Agreement with Mihir K. Taneja, dated as of April 1, 2008. (4)**

10.2	Form of Employment Agreement with Kotha S. Sekharma, Ph.D., dated as of April 1, 2008. (4)**

10.3	Form of Employment Agreement with Carol Dore-Falcone, dated as of April 1, 2008. (4)**

10.4	Form of Employment Agreement with Mandeep K. Taneja, dated as of April 1, 2008. (4)**

10.5	Form of Consulting Agreement with Jugal K. Taneja, dated as of April 1, 2008. (4)**

10.6	Change in Terms Agreement between the Company and First Community Bank of America, dated April 6, 2008. (4)**

10.7	Amended and Restated Secured Convertible Note Purchase Agreement between the Company and Whitebox Pharmaceutical Growth Fund, Ltd., dated April 24, 2008. (3)**

10.8	Amended and Restated 12% Secured Convertible Promissory Note issued by the Company to Whitebox Pharmaceutical Growth Fund, Ltd., dated April 24, 2008. (3)**

10.9	Amended and Restated Registration Rights Agreement between the Company and Whitebox Pharmaceutical Growth Fund, Ltd., dated April 23, 2008. (3)**

10.10	Modification Number 001 to Promissory Note between Bob O’Leary Health Food Distributor Co., Inc., Dynamic Marketing I, Inc. and Wachovia Bank, National Association, dated as of April 25, 2008. (4)**

10.11	Allonge To Promissory Note between Bob O’Leary Health Food Distributor Co., Inc., Dynamic Marketing I, Inc. and Wachovia Bank, National Association, dated as of August 28, 2008. (5)**

10.12	Allonge To Promissory Note between Bob O’Leary Health Food Distributor Co., Inc., Dynamic Marketing I, Inc. and Wachovia Bank, National Association, dated as of August 28, 2008. (5)**

10.13	Promissory Note issued by the Company to First Community Bank of America, dated September 30, 2008. (5)**

10.14	Settlement Agreement between Schering Corporation, Belcher Pharmaceuticals, Inc. and the Company, dated January 15, 2009.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

**	Previously filed
1.	Filed as an exhibit to the Company’s Form SB-2 filed with the Securities and Exchange Commission on December 15, 1999 and incorporated herein by reference.
2.	Filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 13, 2004 and incorporated herein by reference.
3.	Filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 30, 2008 and incorporated herein by reference.

4.	Filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on June 30, 2008 and incorporated herein by reference.
5.	Filed as an exhibit to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GeoPharma, Inc.

Date: February 13, 2009	By:	/s/ Mihir K. Taneja
Mihir K. Taneja
Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

Date: February 13, 2009	By:	/s/ Carol Dore-Falcone
Carol Dore-Falcone
Senior Vice President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)