Form 10-K
period 2009-03-31
GeoPharma, Inc.
filed 2009-06-30
CIK 1098315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 19, 2009 was $8,585,420.

The number of shares outstanding of the registrant’s common stock at $.01 par value as of June 19, 2009 was 19,467,723.

Documents Incorporated by Reference: None

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

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) changes in the regulatory and general economic environment related to the health care, generic drug, nutraceutical, sports nutrition product and performance drink industries; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost and expenses, such as increased competition, lack of qualified marketing, management or other personnel, and increased labor and inventory costs; (iv) changes in technology or customer requirements, which could render the Company’s technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales and (vi) its customers’ willingness to continue to accept its Internet platform. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings “Business,” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-K as of and for the year ended March 31, 2009. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

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

In April 2000, we formed a wholly-owned distribution subsidiary named Breakthrough Engineered Nutrition, Inc., a Florida corporation, for the purpose of marketing and distributing our own branded product lines. Breakthrough Engineered Nutrition also conducts distribution business as DelMar Labs. Effective March 31, 2009, the Company is discontinuing its Distribution segment which includes Breakthrough Engineered Nutrition.

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

Effective October 16, 2007, we acquired 100% of the common stock of Dynamic Health Products, Inc. (“BOSS”), a Florida corporation. BOSS develops, markets and distributes a wide variety of sports nutrition products, performance drinks, non-prescription dietary supplements, health and beauty care products, health food and nutritional products, soft goods and other related products. Effective March 31, 2009, the Company is discontinuing its Distribution segment which includes BOSS.

Business Overview

At GeoPharma, Inc. we manufacture, package and distribute private label dietary supplements, generic drugs and health and beauty products for companies worldwide under our Florida-incorporated companies, Innovative Health Products, Inc., Libi Labs, Belcher Pharmaceuticals, Inc., American Antibiotics, LLC and EZ-Med. Innovative Health Products and Libi Labs specialize in the development and manufacture of a broad range of nutritional supplements and cosmeceuticals. As a private-label contract manufacturer, we develop and manufacture for ourselves, and our customers, dietary supplements and health and beauty care products for distribution through various outlets. Belcher Pharmaceuticals, Inc is a state-of-the-art FDA-registered, drug development and manufacturing facility for generic and Cephlasporin antibiotic drugs. Our fourth 51%-owned, Florida corporation, American Antibiotics, LLC will manufacture and distribute Beta-Lactum antibiotics.

Through EZ-Med Company, we are a developer and private-label contract manufacturer of companion animal nutritional supplements, that are marketed worldwide.

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

Through the development of our generic drug and private label manufacturing, we intend to provide wholesale, retail, and institutional customers with an efficient source for their generic drug products, nutritional and functional convenience foods and other pharmacy-related product needs. By vertically integrating our core business operations, we believe we have, and will continue, to achieve increased brand recognition and exposure, ancillary product and service revenues, and will be able to provide competitively priced products, quick turn around and overall superior customer service.

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

During the fiscal years ended March 31, 2006-2009, Belcher Pharmaceuticals has made substantial progress in the animal and human ANDA areas and has strengthened laboratory staff, adding more analytical equipment and manufacturing machinery. The blending, tableting and liquid manufacturing areas have been expanded in line with our generic drug strategic plans. Belcher has filed a patent on a novel method to stabilize the drug Levothyroxine. Levothyroxine, sold under the brand names, Abbott’s Synthroid ® and King Pharmaceutical’s Soloxine ® /Levoxyl ® , is used for humans as well as pets to treat thyroid-related conditions. Levothyroxine is the second most prescribed drug in the United States with over 13 million patients and according to NDC Health 2002, the combined retail sales for all Levothyroxine sodium tablet products was approximately $ 1.1 billion (2002). Due to unique stability problems associated with this drug, millions of tablets have been recalled per data received from the FDA. We have solved this problem by using a unique stabilizing method. Using this novel method, the stability of the drug is substantially improved. Different formulations–variations have been developed for human and veterinary applications.

Belcher received FDA approval on November 7, 2007 for an animal ANDA on Carprofen, a non-steroidal anti-inflammatory drug (NSAID) that is used by veterinarians for the relief of pain and inflammation associated with osteoarthritis and post operative pain management in canines, and is a generic version for Pfizer’s Rimadyl, an arthritis and joint-ailment product for pets as Pfizer’s patent expired in 2004. We have an exclusive arrangement with a pet drug distributor that markets this drug.

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

Our new Cephalasporin manufacturing facility is operational at this time. Test batches of Cephalexin have been completed and necessary documentation has been submitted to the FDA. We are awaiting an approval from the FDA.

        We contract with outside laboratories to conduct bioequivalency studies. Bioequivalency studies must be conducted and documented in conformity with FDA standards (see “Government Regulation”) and are used to demonstrate that the rate and extent of absorption of a generic drug is not different from the corresponding brand name drug. Research and development expenses for the fiscal years ended March 31, 2009 and 2008, totalled approximately $1,800,000 and $1,600,000, respectively, and consisted primarily of salaries, bioequivalency studies and laboratory supplies. Research and development costs are expensed as incurred.

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

We plan to hire additional marketing representatives to contact prospective customers including self-insured employers, health maintenance organizations, and other health benefit provider associations to market our generic drug and nutraceutical manufacturing capabilities in addition to pursuing contractual arrangements with pharmacies related to our future generic drug manufacturing and distribution. As a manufacturer, we have the facilities, equipment, manufacturing capacity, skilled work force and industry experience to control product processing and minimize product cost from order inception to distribution of finished products to our customers. By utilizing our manufacturing capabilities, we intend to build institutional relationships through high quality and low cost custom product lines. We are continuously seeking ways to expand our manufacturing customer base. We intend to increase our market penetration of private label manufacturing customers by increasing our outside sales and telephone sales efforts, by reducing manufacturing time with additional fully-automated high-speed manufacturing equipment, by delivering high quality products and by providing research and development support to improve our customers’ product offerings. We will also continue to develop strategic alliances with new manufacturing customers. We intend to increase our ongoing development and marketing of new products in order to capitalize on and create market opportunities in new market segments. We feel that we can differentiate ourselves from our competitors by providing customers with more value-added products. Consequently, we intend to produce and market additional, as well as enhance currently existing products and dietary supplements that integrate a variety of compounds to achieve greater bio-availability, effectiveness and product convenience. We differentiate ourselves from other dietary supplement manufacturers by providing faster and more appropriate responses to our customers. Our development response time for proprietary and private label products is critical to capitalize on consumer trends and preferences. We intend to utilize these trends and preferences to expand our customer base and provide consumers with the most timely and well adapted products for their needs.

We intend to increase telephone sales by hiring an in-house telesales group to prospect for customers for our private label manufacturing services and for our branded products that we distribute. We have increased our advertising efforts by investing in additional print ads for our branded products by implementing online sales and marketing techniques to increase brand awareness and direct traffic to our web sites, www.geopharmainc.com and onlineihp.com and by other promotional efforts. This includes purchasing banner advertising on search engine web sites and Internet directories, as well as direct links from health-related web sites. We feel that these efforts are and will continue to compliment our existing and future strategic agreements and traditional advertising efforts. Some of the sales personnel we expect to hire will devote a substantial portion of their time enhancing relationships with our customers’ key personnel, informing them of new product developments and industry trends, and aiding them in designing store displays and merchandising programs for our branded products.

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

We compete on the basis of product quality, cost and customer service. Our branded products’ success depends primarily on our increasing brand recognition across multiple distribution channels, our ability to quickly develop, advertise, market and promote new and existing products with high quality and value, and our efficient distribution of these products. Our competitors include chain drug stores, such as CVS and Walgreen’s; warehouse clubs, such as BJ’s and Costco; mail order pharmacies; major department stores, such as Macy’s and Nordstrom; and health, beauty salons, spas and Internet portals with shopping services, such as Yahoo!, Google, and America Online.

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

BOSS (Accounted for under the distribution segment discontinuing effective March 31, 2009)

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

Trademarks and Intellectual Property

We utilize the federally registered trademarks VETPROFEN ™ , and 4-HOOF ™ . We also utilize the registered domain names geopharmainc.com, onlineihp.com and bossonline.net. We believe that protecting our trademarks and registered domain names is crucial to our business strategy of building strong brand name recognition and that such trademarks have significant value in the marketing of our products. Our policy is to pursue registrations of all the trademarks associated with our key products. We rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights generally are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States. Furthermore, the protection available, if any, in foreign jurisdictions may not be as extensive as the protection available to us in the United States.

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

There are generally two types of applications that would be used to obtain FDA approval for pharmaceutical products:

New Drug Application (“NDA”): Generally, the NDA procedure is required for drugs with active ingredients and/or with a dosage form, dosage strength or delivery system of an active ingredient not previously approved by the FDA. We do not expect to submit an NDA in the foreseeable future during the fiscal year ending March 31, 2010.

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

As a public company, the Company is subject to certain provisions to the recently enacted Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which implemented a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Company is required to implement the applicable provisions of the Sarbanes-Oxley Act of 2002 as of its fiscal year ended March 31, 2010.

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

Facilities-Pharmaceutical Segment

Our first pharmaceutical manufacturing facility has expanded its location by adding 10,000 square feet to the already exiting 10,000 square feet of leased space in Largo, Florida. This facility is registered with the United States Food and Drug Administration and is used for our laboratory services, research and development, manufacture, packaging and distribution of our generic drug products. The second facility is also 10,000 square feet in order to manufacture Cephalosporin products. Manufacturing of Cephalexin will commence with the approval of the ANDA filing that is currently pending with the FDA.

Our second pharmaceutical manufacturing facility is a 30,000 square foot state-of-the-art generic drug manufacturing facility in Largo, Florida, and is leased. This facility has been registered with the FDA, the DEA and the State of Florida.

Our Beta-Lactam leased facility is located within 65,000 square feet of leased space in Baltimore, Maryland. This facility is registered with the United States Food and Drug Administration and is used for our laboratory services, research and development, manufacture, packaging and distribution of Beta-Lactam products.

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

Currently, we can manufacture approximately 900 million tablets and capsules annually. For the fiscal year ended March 31, 2009, we operated at approximately 65% of our total capacity. Our manufacturing facilities normally operate two shifts per day, five days per week. Certain packaging lines or capsule and tablet production lines run longer as demand warrants. We operate flexible manufacturing lines that can shift output efficiently among various pieces of equipment depending upon factors such as batch size, tablets or capsule count, and labeling requirements. While we believe we can double our sales volume without expanding our current facilities, we will expand our manufacturing capacities upon receiving Food and Drug Administration registration for production of generic drugs. An increase in production would require additional space and personnel for warehousing and shipping operations, but would not necessarily require substantial capital investment. Our manufacturing revenues are generated by fulfilling sales orders received from our customers within an average turn-around time ranging from 30-60 days. Consequently, we experience a backlog for future revenues at all times. As of March 31, 2009 we had approximately $4,200,000, in backlog manufacturing sales orders.

Private Label Products-Manufacturing

Sales of our manufactured private label products accounted for approximately 92.2% of our total consolidated revenues from continuing operations, or $20.2 million for the year ended March 31, 2009, 99.1% of our total consolidated revenues, or $24.4 million for the year ended March 31, 2008. We currently manufacture products for over 400 private label customers in 47 states in the United States and ship to several countries internationally. Our private label business has a widely distributed revenue base. For the year ended March 31, 2009, we had sales of 5% of more of total consolidated revenues to six of our nonaffiliated private label customers, Central Coast with 17.9%, Intelligent Beauty with 8.8%, Pristine Bay with 8.3%, Vetquinol with 7.8%, Iovate with 6.0% and Sogeval with 5.3%. We currently manufacture products for over 400 private label customers in 47 states in the United States and ship to several countries internationally. Our private label business has a widely distributed revenue base. For the year ended March 31, 2008, we had sales of 5% of more of total consolidated revenues to one of our nonaffiliated private label customers, Jacks Distribution LLC with 8.3%. For the years ended March 31, 2009, 2008, we did not have sales of 5% or more of total consolidated revenues to any company that is a party to an exclusive manufacturing agreement with us.

Pharmaceutical

Sales of our pharmaceutical products accounted for approximately 7.8% of our total consolidated revenues, or $1.7 million for the year ended March 31, 2009 with sales of our pharmaceutical products accounted for approximately 0.4% of our total consolidated revenues, or $232,000 for the year ended March 31, 2008. For the years ended March 31, 2009 and 2008, we did not have sales of 5% or more of total consolidated revenues to any company that is a party to an exclusive manufacturing agreement with us.

Employees

As of March 31, 2009 we had 271 employees all of which were full-time employees, as compared to 342 employees as of March 31, 2008. Of the 271 full-time employees as of March 31, 2009, 15 were engaged in marketing and sales, seven were devoted to customer service, 217 were devoted to production, laboratory, distribution and warehousing, one was devoted to web site development and database administration, and 32 were responsible for management and administration. None of our employees are covered by a collective bargaining agreement. We believe we have good relations with our employees. Employees are permitted to participate in employee benefit plans of the Company that may be in effect from time to time, to the extent eligible, and employees may be entitled to receive an annual bonus as determined at the sole discretion of the Company’s Board of Directors based on the Board’s evaluation of the employee’s performance and the financial performance of the Company.

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

The Company has implemented Section 404 of the Sarbanes-Oxley Act of 2002: We have implemented the rules and regulations of the Securities Exchange Commission (the “SEC” or “Commission”) associated with Section 404 of the Sarbanes-Oxley Act, which requires a reporting company to, among other things, annually review and disclose its internal controls over financial reporting, and evaluate and disclose changes in its internal controls over financial reporting quarterly. Under Section 404 a reporting company is required to document and evaluate such internal controls in order to allow its management to report on, and its independent auditors to attest to, these controls. We are required to comply with Section 404 for our fiscal year ended March 31, 2009 so that our independent registered accountants can opine as of March 31, 2010 as to whether our internal controls are effective over financial reporting. We have performed the system and process documentation surrounding our controls and procedures, including those over our financial reporting. In the course of our ongoing internal control evaluation, we may identify additional areas of our internal controls requiring improvement, and will plan to design enhanced processes and controls to address issues that might be identified through this ongoing review. Following that review, we will be evaluating and testing the significant controls identified in order to comply with the management certification and auditor attestation requirements of Section 404.

As a result of the initial year of implementation ended March 31, 2009, we expect to incur additional expenses and diversion of management’s time in the future. We cannot be certain as to the timing of completion of our documentation, evaluation, testing and possible remediation actions or the impact of the same on our operations, and may not be able to ensure that the processes are effective or that the internal controls are or will be effective in a timely manner as prescribed by Section 404 of Sarbanes-Oxley. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting or our independent auditors providing an adverse opinion regarding management’s assessment. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

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

Potential fluctuations in our quarterly financial results may make it difficult for investors to predict our future performance: Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors including but not limited to, our termination of the PBM contract on May 15, 2007 and our discontinuation of our Distribution segment which includes BOSS and Breakthrough Engineered Nutrition, the level and timing of incurring research and development expenses, any delays in receiving any Food and Drug Administration’s approvals, and possible increases in generic drug competition, many of these and other conditions may be outside our control and may adversely effect the Company’s financial condition and results of operations and cash flows.

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

On April 4, 2008, Vital Pharmaceuticals, Inc. vs. Bob O’Leary Health Food Distribution Co., Inc., Case No. 08-14868, in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. Vital Pharmaceuticals, Inc. (“VPX”) sued Boss in April, 2008 for $579,274.65, plus interest, attorney’s fees, and costs. Boss counterclaimed for, amongst other things, breach of its distributorship agreement with VPX and false representations. On June 17, 2009, the Court, in a bench pronouncement not yet memorialized in a written order, ruled that: (1) Boss is granted leave to amend its Counterclaim to assert additional claims against VPX, including amongst other things for Breach of Fiduciary Duty and Unfair and Deceptive Trade Practices; and (2) VPX sold to Boss $472,274.65 in products received; and (3) VPX is prohibited from receiving that sum (if ever) until such time as Boss’s Counterclaims and Affirmative Defenses are resolved. Boss intends to continue to prosecute its Counterclaim and Affirmative Defenses and anticipates a favorable resolution to the case. The Court’s written ruling may differ from the above recitation.

ITEM 2.	PROPERTIES.

We own our corporate headquarters located in Largo, Florida. In addition, we lease facilities in Largo, Florida, Baltimore, Maryland, Scranton, Pennsylvania, Cranston, Rhode Island, Henderson, Nevada and Dallas, Texas. Following is a description of these facilities as of March 31, 2009.

Location	Segment(s) Used By	Purpose	Approx. Sq. Ft.	Annual Rent
6950 Bryan Dairy Road, Largo, FL 33777	Corporate, distribution and manufacturing	Corporate headquarters, distribution, sales and marketing, analytical, research and development, nutraceutical manufacturing and warehousing	33,222	$0	(owned)

6901 Bryan Dairy Road, Ste. 130, Largo, FL 33777	Manufacturing	Nutraceutical and cosmeceutical manufacturing and storage	6,000	$42,000

6901 Bryan Dairy Road, Ste. 110, Largo, FL 33777	Manufacturing	Manufacturing and warehousing	10,300	$121,128

8145 Bryan Dairy Road, Largo, FL 33777	Manufacturing	Warehousing and storage	55,000	$216,651

6911 Bryan Dairy Road, Ste. 210, Largo, FL 33777	Pharmaceutical	Generic drug manufacturing, analytical, research and development, and regulatory affairs	30,000	$212,000

12393 Belcher Road, Ste. 420, Largo, FL 33773	Pharmaceutical	Medical device and generic drug manufacturing	10,000	$79,000

12393 Belcher Road, Ste. 430, Largo, FL 33773	Pharmaceutical	Cephalosporin manufacturing, analytical, research and development	10,000	$79,000

6110 Robinwood Road, Baltimore, MD 21225	Pharmaceutical	Beta-Lactum manufacturing, analytical, research and development, regulatory affairs and warehousing	55,000	$522,000

12399 Belcher Road, Ste. 140, Largo, FL 33773	Distribution	Distribution, warehousing and administration	10,000	$93,600

701 Hudson Avenue, Scranton, PA 18504	Distribution	Distribution, warehousing, sales and marketing, and administration	26,200	$100,545

40 Western Industrial Drive, Cranston, RI 02921	Distribution	Distribution, warehousing, sales and administration	15,000	$138,924

192 Gallagher Crest Road, Henderson, NV 89014	Distribution	Distribution and warehousing	14,725	$79,170

4930 Olson Drive, Ste. 300, Dallas, TX 75227	Distribution	Distribution and warehousing	9,000	$55,800

ITEM 3.	LEGAL PROCEEDINGS.

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

On April 4, 2008, Vital Pharmaceuticals, Inc. vs. Bob O’Leary Health Food Distribution Co., Inc., Case No. 08-14868, in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. Vital Pharmaceuticals, Inc. (“VPX”) sued Boss in April, 2008 for $579,274.65, plus interest, attorney’s fees, and costs. Boss counterclaimed for, amongst other things, breach of its distributorship agreement with VPX and false representations. On June 17, 2009, the Court, in a bench pronouncement not yet memorialized in a written order, ruled that: (1) Boss is granted leave to amend its Counterclaim to assert additional claims against VPX, including amongst other things for Breach of Fiduciary Duty and Unfair and Deceptive Trade Practices; and (2) VPX sold to Boss $472,274.65 in products received; and (3) VPX is prohibited from receiving that sum (if ever) until such time as Boss’s Counterclaims and Affirmative Defenses are resolved. Boss intends to continue to prosecute its Counterclaim and Affirmative Defenses and anticipates a favorable resolution to the case. The Court’s written ruling may differ from the above recitation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market For Securities

The Company’s $.01 par value common stock, is listed on the Nasdaq Capital Market under the symbol “GORX”. The Company began its initial trading November 14, 2000; its high and low sales prices for the past two fiscal years, by quarter-ended date, are as follows:

	High	Low
June 30, 2007	$4.45	$3.85
September 30, 2007	$4.40	$1.89
December 31, 2007	$4.08	$2.50
March 31, 2008	$3.47	$1.94
June 30, 2008	$3.15	$2.26
September 30, 2008	$2.69	$1.20
December 31, 2008	$1.60	$0.30
March 31, 2009	$0.95	$0.33

As of June 19, 2009, there were approximately 1,400 stockholders of record according to ADP and our stock transfer agent, Registrar and Transfer Company, Inc. located in Cranford, New Jersey.

Dividend Policy

As of March 31, 2009 and 2008, we paid $576,450 and $408,335, respectively, using the Company’s $.01 par value common stock, in preferred dividends as related to the 6%, Series B, $3.975 million convertible preferred stock issued in total to MidSummer Capital, and Rockmore Capital Funds. Dividends are due the first day of the last month of every quarter. The convertible preferred stock was issued during March 2004 as a part of a private placement. Effective March 2007, the dividend rate increased from 6% to 8%, and as of March 2008, the rate increased from 8% to 11%, in accordance with the provisions of the preferred stock.

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

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FISCAL YEAR DATA – STATEMENTS OF OPERATIONS AND CASH FLOWS

	For the fiscal year ended March 31, 2009	For the fiscal year ended March 31, 2008	For the fiscal year ended March 31, 2007	For the fiscal year ended March 31, 2006	For the fiscal year ended March 31, 2005
Net sales	$63,020,060	$57,893,338	$59,792,137	$49,743,545	$28,230,240
Gross profit	$10,902,084	$10,948,815	$16,868,020	$12,456,964	$5,778,493
SGA	$24,027,914	$17,983,553	$12,840,307	$9,701,193	$6,071,411
Stock compensation expense	$1,461,184	$957,233	$1,581,703	$—	$—
Depreciation and amortization	$2,827,804	$1,866,447	$1,163,748	$748,532	$605,697
Asset impairments	$13,312,214	$—	$—	$—	$—
Gain on sale of Acellis	$3,858,247	$—	$—	$—	$—
Other income (expense), net	$(1,967,620)	$(567,754)	$257,289	$280,148	$(184,975)
Minority interest benefit	$708,878	$899,797	$1,310,052	$582,610	$—
Income tax benefit (expense)	$2,063,952	$2,509,815	$(342,951)	$(1,080,800)	$201,898
Preferred dividends	$576,450	$408,335	$300,000	$300,000	$521,762
Net income (loss) available to common shareholders	$(26,640,028)	$(7,424,895)	$2,206,652	$1,489,197	$(1,403,454)
Basic and diluted earnings (loss) per share	$(1.62)	$(0.59)	$0.22	$0.17	$(0.17)
Basic and diluted weighted average number of common shares outstanding	16,446,191	12,541,659	9,875,332	9,041,106	8,111,851
Net cash provided by (used in) operating activities	$(4,134,483)	$(1,547,502)	$2,026,176	$914,916	$(2,300,318)
Net cash provided by (used in) investing activities	$(1,917,172)	$(12,494,877)	$(3,613,592)	$(6,822,976)	$(3,120,038)
Net cash provided by (used in) financing activities	$5,618,199	$13,831,181	$1,116,399	$681,066	$(1,314,398)

In regards to the table above, note that the results of operations of our PBM segment, whose operations were discontinued effective May 15, 2007 and the results of operations of our Distribution segment, whose operations were discontinued March 31, 2009, are included in the results reflected above.

SELECTED FINANCIAL DATA – BALANCE SHEETS

	March 31, 2009	March 31, 2008	March 31, 2007	March 31, 2006	March 31, 2005
Cash	$90,436	$523,802	$735,000	$1,206,017	$6,433,011
Certificate of deposit	$5,377,397	$6,001,946	$—	$—	$—
Accounts and other receivables, net	$2,119,279	$7,708,349	$8,055,147	$7,465,025	$2,256,189
Inventories, net	$6,537,937	$13,614,824	$7,356,295	$5,767,056	$3,743,063
Property, plant, leasehold improvements and equipment, net	$11,458,195	$13,661,515	$11,610,506	$8,024,651	$4,485,767
Goodwill, net	$728,896	$13,425,493	$728,896	$728,896	$728,896
Intellectual property, deferred compensation, other intangible assets, net	$9,051,162	$8,590,885	$6,916,581	$4,384,842	$521,499
Assets to be disposed of	$6,027,822	—	—	—	—
Total assets	$50,304,127	$69,014,994	$38,168,566	$32,097,141	$21,671,043
Accounts payable	$(5,056,351)	$(12,728,936)	$(4,793,483)	$(4,882,107)	$(1,759,512)
Credit line payable	$—	$(2,606,000)	—	$—	$—
Notes payable	$(5,630,487)	$(5,099,490)	—	$—	$—
Current portion of long-term obligations	$(10,899,234)	$(2,700,110)	$(1,771,884)	$(1,016,789)	$(1,818,812)
Accrued expenses and other current liabilities	$(4,617,660)	$(5,108,913)	$(4,658,756)	$(3,466,353)	$(855,364)
Long-term obligations, less current portion	$(1,705,377)	$(786,889)	$(3,085,172)	$(1,666,667)	$(1,562,569)
Convertible debt	$(7,500,000)	$(10,000,000)	$—	$—	$—
Liabilities to be disposed of	$(7,753,051)	—	—	—	—
Total liabilities	$(42,939,663)	$(39,030,338)	$(14,309,295)	$(11,276,716)	$(5,996,257)
Total shareholders’ equity	$(9,885,804)	$(31,797,117)	$(24,771,935)	$(21,403,035)	$(15,675,686)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Cost of goods sold is comprised of direct manufacturing and manufacturing and distribution material product costs, manufacturing and pharmaceutical machinery depreciation, direct personnel compensation and other statutory benefits and indirect costs relating to labor to support product manufacture, distribution and the warehousing of production and other manufacturing overhead.

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

The unaudited pro forma effect of the acquisition of BOSS on our revenues, net income (loss) and net income (loss) per share, had the acquisition occurred on April 1, 2007 is as follows:

Year Ended March 31, 2008
(Unaudited)
Revenues	$89,770,058
Net income (loss)	$(8,167,157)
Basic income (loss) per share	$(0.59)
Diluted income (loss) per share	$(0.59)

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

Effective March 31, 2009, the distribution segment which includes BOSS and Breakthrough Engineered Nutrition, was discontinued. For the year ended March 31, 2009 the following amounts were included in our consolidated statement of operations attributable to our Distribution segment:

•	Distribution segment revenue of approximately $41.1 million;

•	Distribution segment gross profit of approximately $7.5 million;

•	Distribution selling, general and administrative expenses of approximately $10.8 million.

For the year ended March 31, 2008, the following amounts, which are included in our consolidated statement of operations for the fiscal year ended March 31, 2008, as discontinued operations, were attributable to our Distribution segment:

•	Distribution segment revenue of approximately $30.3 million;

•	Distribution segment gross profit of approximately $7 million; and

•	Distribution segment selling, general and administrative expenses of approximately $7.7 million.

Results of Operations

The table and the comparative analysis below for results of operations of the fiscal year ended March 31, 2009, as compared to the fiscal year ended March 31, 2008, excludes (1) the results of operations of BOSS and Breakthrough Engineered Nutrition discontinued March 31, 2009 and (2) the results of operations of our discontinued operations, the PBM segment, effective May 15, 2007.

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for the periods indicated.

	Year Ended March 31,
	2009	2008
Revenues	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	84.7%	84.1%

Gross profit	15.3%	15.9%
Depreciation and amortization	10.9%	7.2%
Stock compensation expense	6.7%	3.9%
Selling, general and administrative expenses	41.1%	42.1%
Goodwill and intangible asset impairments	21.1%	—%
Other income (expense), net	10.8%	0.2%
Income (loss) from continuing operations before minority interest, income taxes and preferred dividends	(53.9)%	(38.8)%
Minority interest	3.2%	3.7%
Income tax (expense) / benefit	4.3%	5%
Preferred dividends	2.6%	1.7%

Net income (loss) from continuing operations	(45.9)%	(30.2)%

Fiscal Year Ended March 31, 2009, Compared to Fiscal Year Ended March 31, 2008

Our analysis of the fiscal year ended March 31, 2009, as compared to the fiscal year ended March 31, 2008, excludes the operations of Breakthrough Engineered Nutrition, the operations of BOSS, acquired October 16, 2007 and whose entire Distribution segment was discontinued March 31, 2009 and PBM segment, discontinued on May 15, 2007.

Revenues

Our total revenues decreased approximately $2.4 million or 9.8% to approximately $22 million for the fiscal year ended March 31, 2009, from approximately $24.4 million for the fiscal year ended March 31, 2008.

Manufacturing revenues decreased approximately $4.2 million, or 17.2%, to approximately $20.2 million for the fiscal year ended March 31, 2009, as compared to approximately $24.4 million for the corresponding period. The number and size of three of our largest contract manufacturing customers has declined in the fiscal 2009 period as compared to the fiscal 2008 period. This is due to an overall economic decline due to timing of our customers’ advertising and period-sensitive promotions which directly affects our business segment’s manufacturing orders related to our customers’ branded product demands which is outside of our control. Manufacturing capacities and capabilities continue to be increased as we continue to enhance our existing core manufacturing equipment and standard operating procedures. As we expect customer advertising and period-sensitive promotions to continue to increase, as they have since the December 2008 quarter, we expect to have increases in the number and size of orders.

Pharmaceutical revenues increased approximately 641.8% to approximately $1.7 million for the fiscal year ended March 31, 2009 as compared to $232,000 in sales for this business segment for the fiscal year ended March 31, 2008. During the fiscal year ended March 31, 2009, pharmaceutical revenues were comprised of sales of Vetprofen ™ , the Company’s brand of Carprofen, which was approved by the FDA during November 2007. The $1.7 million in Vetprofen ™ sales were derived from 3 strengths that included 100 mg, 75 mg and 25 mg; 2083 cases were sold of 100 mg, 1773 cases were sold of 75 mg, and 952 cases were sold of 25 mg. There were 428 cases of Carprofen sold from November 2007 through March 31, 2008. We sold 288 cases of Mucotrol during the fiscal year ended March 31, 2008.

Gross Profit

Our total gross profit from continuing operations decreased approximately $566,000 or 14%, to approximately $3.4 million for the fiscal year ended March 31, 2009, as compared to $3.9 million for the fiscal year ended March 31, 2008. Total gross margins decreased to 15.3% for the fiscal year ended March 31, 2009 from 15.9% for the fiscal year ended March 31, 2008.

Manufacturing gross profit decreased approximately $1.2 million, or 20%, to approximately $4.9 million for the fiscal year ended March 31, 2009, as compared to approximately $6.2 million in the corresponding period in 2008. For the fiscal year ended March 31, 2009 manufacturing gross margin decreased to 22.5%, from 25.1% in the corresponding period in 2008. Sales, gross profits and margins have decreased this 2009 fiscal year compared to the previous 2008 period, due to higher costs due to increases in freight charges due to increased fuel costs, increases in resin and plastic-based packaging component costs as well as increased labor costs. Current increases in this type of labor-based direct overhead costs are in line with our planned improvements surrounding enhanced standard operating and manufacturing procedures in all of our manufacturing plants. We expect that these improvements will continue to increase our visibility in the marketplaces that we compete in for new and expanded business for the upcoming fiscal year.

Pharmaceutical gross profit deficits decreased approximately $685,000 to approximately a gross profit deficit of $1.6 million for the fiscal year ended March 31, 2009 as compared to $2.3 million in gross profit deficit for this business segment for the fiscal year ended March 31, 2008. This was based primarily on the Cephalasporin and Beta-Lactam facilities that have no revenue streams but have costs associated with overall research and product development, and production and laboratory direct labor costs. The Largo, Florida generic drug plant has continued and increased its manufacturing of Vetprofen ™ , its branded generic Carprofen which has assisted in offsetting some of the costs associated with other research and product development, production and laboratory direct costs related to the pharmaceutical segment. The Largo, Florida Cephalasporin and generic drug plants incurred approximately $3.3 million of costs with the Baltimore, Maryland Beta-Lactam facility having incurred approximately $483,000 of costs with revenue offsets of approximately $1.72 million. We are awaiting FDA facility approval of both the Baltimore, Maryland Beta-Lactam and the Largo, Florida Cephalosporin drug facility plants and we estimate and anticipate that we will begin to derive revenues during the second or third quarter of the fiscal year ended March 31, 2010.

Selling, General and Administrative Expenses

        Selling, general and administrative (“SGA”) expenses consist of advertising and promotional expenses; stock compensation costs, insurance costs, research and development costs associated with the generic drug segment, personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and non-production related depreciation and amortization expenses. Continuing operation selling, general and administrative expenses, inclusive of stock compensation and depreciation and amortization expenses, increased approximately $4.4 million, or 33.8%, to approximately $17.5 million for the fiscal year ended March 31, 2009, as compared to approximately $13.1 million in the corresponding 2008 period. An increase of approximately $173,000 in increased accounting costs associated with Sarbanes-Oxley compliance and tax compliance, goodwill and intangible impairment charges for the distribution segment of $13.3 million, $2.2 million increased in bad debts and uncollectible accounts; approximately $120,000 increase in utilities in Baltimore, Maryland and Largo, Florida; and increase in legal fees of approximately $100,000. As a percentage of sales, selling, general and administrative expenses increased to 41.1% for the fiscal year ended March 31, 2009 from 42.1% in the corresponding period in 2008.

Operating Income (Loss)

Operating loss was approximately $11.8 million, or 32.6% of revenues for the year ended March 31, 2009 as compared approximately $9.1 million, or 33% of revenues for the year ended March 31, 2008.

Other Income (Expense), Net

Other income (expense), net was $2.3 million for the year ended March 31, 2009, compared to approximately $(373,000) for the year ended March 31, 2008. Interest income (expense), net, was approximately $(1.7) million for the year ended March 31, 2009, compared to approximately $(394,000) for the year ended March 31, 2008. The increase in interest expense was primarily attributable to interest expense associated with $15 million convertible debt in addition to our short-term obligations issued during 2009, and was partially offset by interest earned. A $3.86 million gain was recognized based on the 60% sale of Acellis on January 9, 2009.

Income Tax Benefit (Expense)

For the year ended March 31, 2009, we had recorded approximately $2.1 million of income tax benefit as compared to a benefit of approximately $2.5 million for the year ended March 31, 2008. The tax benefit was based on our tax calculation of temporary and permanent differences using the effective tax rates applied to our net loss for the year, changes in information gained related to underlying assumptions about our future operations, as well as the utilization of available operating loss carryforwards. In accordance with SFAS No. 109, “Accounting for Income Taxes,” we have evaluated whether it is more likely than not that the deferred tax asset will be realized. Based on available evidence, we have concluded that it is more likely than not that the increase in the asset will be realized by carrying back approximately $19 million of the operating loss and by carrying forward the remainder of the loss to future periods through the expiration dates of the operating loss carryforwards beginning 2021 and ending 2028.

Inflation And Seasonality

We believe that there was no material effect on our operations or our financial condition as a result of inflation as of and for the years ended March 31, 2009 and 2008. We also believe that our business is not seasonal, however significant promotional activities can have a direct impact on our sales volume in any given quarter.

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

Financial Condition, Liquidity and Capital Resources

We ended the 2009 fiscal year with approximately $90,000 of cash and cash equivalents, a decrease from $524,000 at the end of fiscal 2008. Working capital, the excess of current assets over current liabilities, inclusive of current portion of long-term obligations, decreased to approximately $14.4 million at the end of fiscal 2009, compared with $1.3 million at the end of fiscal 2008. As of March 31, 2009, our liquidity is affected by our certificate of deposit of approximately $5.3 million, which is included in current assets and which is pledged as collateral for our short-term obligations to First Community Bank of America.

We have financed our operations and growth primarily through cash flows from operations, borrowing under our revolving credit facility, operating leases, trade payables, the issuance of short-term obligations, and the receipt the of $15 million of gross private placement proceeds based on our April 2008 and 2007 totalling $15 million 6% convertible preferred stock private placement together with $2.5 million issuance of common stock and a March 2004 $5 million convertible 6% preferred stock.

During February 2007, we closed on a $2 million capital lease line facility and a $5 million line of credit with a bank both at LIBOR+1.5%. As of March 31, 2009, $548,173 was outstanding on the capital lease line facility. The $5 million line of credit was paid in full on October 24, 2007.

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

The offering and sale of the Restated Note (as well as the Original Note and the shares issuable to Whitebox pursuant thereto) were deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offering and sale were made only to one accredited investor, and transfer of the securities has been restricted in accordance with the requirements of the Securities Act of 1933. The Company received written representations from Whitebox regarding, among other things, its accredited-investor status and investment intent. On June 29, 2009, the Company and Whitebox amended the convertible debt; see Note 20.

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

$24,244,082

An analysis was conducted in connection with the acquisition of BOSS, to determine the existence of any intangible assets, for valuation purposes. It was determined that the only significant intangible assets were customer lists, a distributor agreement and trademarks, which were valued at fair value, and goodwill. Goodwill associated with this acquisition will not be deductible for income tax purposes. Effective March 31, 2009, the Company decided to discontinue the Distribution segment due to decreasing margins and profitability in addition to the inability to renew its financing with a Bank.

MARCH 31, 2009 FISCAL YEAR ENDED CASH FLOW ANALYSIS

The following table summarizes our cash flows from operating, investing and financing activities for each of the past two fiscal years:

Fiscal Year	2009	2008
Total cash provided by (used in):
Operating activities	$(4,121,528)	$(1,547,502)
Investing activities	$(1,930,127)	(12,494,877)
Financing activities	5,618,199	13,831,181
Increase (decrease) in cash and cash equivalents	(433,456)	$(211,198)

Operating Activities

Net cash used in operating activities was approximately $4.1 million for fiscal 2009, as compared to net cash used by operating activities of approximately $1.5 million for the fiscal 2008. The decline in operating cash flows for fiscal 2009, compared with the prior fiscal year, was due primarily to a decrease in cash provided from changes in operating assets and liabilities, as well as our net loss.

We incurred a net loss before preferred stock dividends of approximately $26 million for fiscal 2009, compared to net loss before preferred stock dividends of approximately $7 million for fiscal 2008. The changes in operating assets and liabilities were due primarily to depreciation and amortization, goodwill and intellectual property impairments, and increases in prepaids and accrued expenses and the decrease in accounts receivable and inventories, all of which is offset by, as well as an increase in deferred tax benefit and accounts payable. The decrease in accounts receivable and inventory, was primarily related to customer remittances based on more stringent collection efforts and net increased inventory turns based on improved inventory management with inventories on hand. The increase in accrued expenses and other payables resulted from the timing of vendor payments. The increase in prepaid expenses and other current assets was primarily due to the timing of insurance policy renewals. The decrease in accounts payable resulted primarily from timing of vendor payments.

Investing Activities

Net cash used in investing activities was approximately $(1,930,000) million for fiscal 2009, as compared to net cash used of approximately $(12.5) million for fiscal 2008. The change in fiscal 2009 was due primarily to net proceeds received from certificate of deposit, the sale of 60% of its subsidiary, Acellis, all of which was partially offset by leasehold improvement and equipment purchases.

Financing Activities

Net cash provided by financing activities was approximately $5.6 million for fiscal 2009, as compared to cash provided by financing activities of approximately $13.8 million for fiscal 2008. The change in fiscal 2009 was primarily attributable to proceeds received from private placement convertible debt, proceeds from the credit line, issuance of short-term obligations and long-term obligations, and proceeds from stock options exercised, all of which were partially offset by net payments of private placement fees, payments of short-term obligations, payments of long-term obligations, and payments of loan costs.

We believe that cash expected to be generated from operations, current cash reserves, and existing financial arrangements will be sufficient for us to meet our capital expenditures and working capital needs for our operations as presently conducted. Our future liquidity and cash requirements will depend on a wide range of factors, including the level of business in continuing operations based on the Company’s decision to discontinue its Distribution segment based on net cash usage and available financings, expansion of facilities, expected results from recent procedural changes surrounding the acceptance of manufacturing sales orders, and possible acquisitions. In particular, the Company has also negotiated its convertible debt with Whitebox and Wachovia, we have added additional manufacturing lines and have purchased additional fully automated manufacturing equipment to meet our present and future growth. Our plans may require the leasing of additional facilities and/or the leasing or purchase of additional equipment in the future to accommodate further expansion of our manufacturing, warehousing and related storage needs.

If cash flows from operations, current cash reserves and available credit facilities are not sufficient, it will be necessary for us to seek additional financing. There can be no assurance that such financing would be available in amounts and on terms acceptable to us.

Capital Expenditure Commitments

The Company has no contractual commitments as related to capital expenditures as of March 31, 2009 and 2008. However, during February 2007, the Company entered into a 5 year, $2 million capital lease line with a bank at LIBOR+1.5%. As of March 31, 2009, $548,172 was outstanding on this line.

Payments Due by Period

The following table illustrates our outstanding debt, purchase obligations, and related payment projections as of March 31, 2009:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years
Series B convertible preferred stock (1)	$3,975,000	$—	$3,975,000	$—
Series B preferred stock dividends (1)	1,311,750	437,250	874,500	—
Convertible debt	15,000,000	7,500,000	3,700,000	3,800,000
Convertible debt interest (1)	4,056,000	900,000	2,700,000	456,000
Loan and notes payable	5,630,487	5,630,487	—	—
Trade payables	5,056,351	5,056,351	—	—
Other liabilities and accrued expenses	4,982,660	4,982,660	786,889	—

Subtotal	$42,594,248	$24,506,748	$12,036,389	$4,256,000
Purchase obligations	—	—	—	—
Capital leases	692,520	144,348	351,590	196,582
Operating leases	4,103,252	1,320,438	1,781,951	1,000,863

Total	$47,390,020	$25,971,534	$14,169,930	$4,553,445

Footnote:

(1)	The payments to be made are eligible to be paid in cash or in the form of the Company’s $0.01 par value common stock at the Company’s option.

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our financial position, results of operations and related cash flows. The following list is not intended to be a comprehensive list and in some cases, the accounting treatment of a particular transaction is specifically dictated by U.S. generally accepted accounting principles thus there is no need for management’s judgment in their application. In some cases however, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements for the fiscal years ended March 31, 2009 and 2008 included in this Form 10-K report. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

Principles of Consolidation: The consolidated financial statements as of and for the year ended March 31, 2009 include the accounts of GeoPharma, Inc., which is continuing to do manufacturing business as Innovative Health Products, Inc., and its wholly-owned subsidiaries IHP Marketing, Breakthrough, Breakthrough Marketing, Belcher, Belcher Capital, Go2PBM Services, Inc., Libi Labs and its 51% owned LLC, American Antibiotics, which is accounted for given the consideration of the 49% minority interest. Effective June 14, 2007, the Company acquired EZ-Med Company, a Florida corporation. Effective October 16, 2007, the Company acquired Dynamic Health Products, Inc., a Florida corporation, and its wholly-owned subsidiaries, consisting of its Florida wholly-owned subsidiaries, Online Meds Rx, Inc., Herbal Health Products, Inc., and Dynamic Marketing I, Inc., its Nevada wholly-owned subsidiary, Pharma Labs Rx, Inc., and its Pennsylvania wholly-owned subsidiary, Bob O’Leary Health Food Distributor Co., Inc. All transactions relating to significant intercompany balances and transactions have been eliminated in consolidation.

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

Industry Segments: In accordance with the provisions of Statement of Financial Accounting Standards No. 131, (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker (“CODM”) related to the allocation of resources and in the resulting assessment of the segment’s overall performance. The measure used by the Company’s CODM is a business segment’s gross profit. For the years ended March 31, 2009 and 2008, the Company has two continuing industry segments that accompany corporate: manufacturing, and pharmaceutical, excluding its two discontinued segments, PBM and Distribution. Effective May 15, 2007, the Company mutually terminated its Pharmacy Benefit Management contract with AmeriGroup, formerly known as CarePlus, and as a result, the pharmacy benefit management segment was therefore ended. Effective March 31, 2009, the Company decided to stop operating Breakthrough Engineered Nutrition and hold-for-sale, BOSS, both of which comprise its Distribution segment.

Cash and Cash Equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Certificate of Deposit: The certificate of deposit earns interest at a rate of 3.15% per annum, matures on October 6, 2009, and has been assigned as collateral for the $5 million note payable to First Community Bank of America, due on October 6, 2009.

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

Intangible Assets: Intangible assets consist primarily of goodwill and intellectual property. Effective April 1, 2002 with the adoption of SFAS 142, “Goodwill and Other Intangibles”, intangible assets with an indefinite life, namely goodwill and the intellectual property, are not amortized. Intangible assets with a definite life are amortized on a straight-line basis with estimate useful lives ranging from 1 to 3 years. Indefinite lived intangible assets will be tested for impairment yearly and will be tested for impairment between the annual tests should an event occur or should circumstances change that would indicate that the carrying amount may be impaired. The Company has selected January 1, as the annual date to test these assets for impairment. Based on the required analyses performed as of that annual test date, Goodwill and certain intellectual property attributable to the distribution segment were identified as impaired, see Note 8. No impairment loss was required to be recorded for the fiscal year ended March 31, 2008.

Impairment of Assets: In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. Goodwill and certain intellectual property attributable to the distribution segment were identified as impaired, see Note 16. As related as of March and for the year ended March 31, 2009. There have been no impairment losses recorded as of and for the fiscal years ended March 31, 2008.

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

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates, assumptions and apply certain critical accounting policies that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at March 31, 2009 and 2008, as well as the reported amounts of revenues and expenses for the fiscal years ended March 31, 2009 and 2008. Estimates and assumptions used in our financial statements are based on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions also require the application of certain accounting policies, many of which require estimates and assumptions about future events and their effect on amounts reported in the financial statements and related notes. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on our financial condition, results of operations and cash flows.

Revenue and Cost of Sales Recognition: In accordance with SAB 104 and SAB 101, “Revenue Recognition in Financial Statements”, revenues are recognized by the Company when the merchandise is shipped which is when title and risk of loss has passed to the external customer. The Company analyzes the status of the allowance for uncollectible accounts based on historical experience, customer history and overall credit outstanding. For our distribution segment, any charge backs or other sales allowances immediately reduce the gross receivable with the corresponding reduction effected through increases in sales allowances which directly reduce sales revenue.

Cost of Sales is recognized for the manufacturing and distribution business segments simultaneously with the recognition of revenues with a direct charge to cost of goods sold and with an equal reduction to inventory at FIFO cost.

Provisions for discounts and sales incentives to customers, and returns and other adjustments are provided for in the period the related sales are recorded. Sales incentives to customers and returns have thus far been immaterial to the Company. All shipping and handling costs invoiced to customers are included in revenues. Costs incurred by BOSS for shipping, handling and warehousing are included in selling, general and administrative expenses in the statements of operations under discontinued operations.

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

Fair Value of Financial Instruments: The Company, in estimating its fair value disclosures for financial instruments, uses the following methods and assumptions: Cash, Accounts Receivable, Accounts Payable and Accrued Expenses: The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate their fair value due to their relatively short maturity. Short-term and Long-term Obligations: The fair value of the Company’s fixed-rate short-term and long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At March 31, 2009 and 2008, the fair value of the Company’s short-term and long-term obligations approximated their carrying value. Credit Line Payable: The carrying amount of the Company’s credit line payable approximates fair market value since the interest rate on these instruments corresponds to market interest rates.

Reclassifications: Certain reclassifications have been made to the financial statements as of and for the fiscal year ended March 31, 2008 to conform to the presentation as of and for the year ended March 31, 2009.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and also establishes a framework for measuring fair value. The provisions of this Statement are effective for fiscal years beginning after November 15, 2007. The adoption of this Statement did not have a material impact on our financial statements.

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

All financial information required by this Item is attached hereto beginning on Page F-1. The Company’s unaudited selected quarterly data for each of the quarters for the fiscal years ended March 31, 2009 and 2008 are presented as follows:

In regards to the table below, note that the results of operations of our PBM segment, whose operations were discontinued effective May 15, 2007, are included in the selected quarterly data below. In addition, the results of operations of BOSS are also reflected in the table below, from the date of acquisition, October 16, 2007. Effective March 31, 2009, the Company is discontinuing its Distribution segment which includes Breakthrough Engineered Nutrition and BOSS, both of which are included in the table below.

SELECTED QUARTERLY DATA

	Quarter ended: June 30, 2008	Sept. 30, 2008	Dec. 31, 2008	Mar. 31, 2009
Net sales	$20,025,307	$16,039,751	$13,112,972	$13,842,030
Gross profit	$3,734,449	$2,689,405	$2,250,407	$2,227,823
SGA	$5,781,669	$5,965,118	$5,244,248	$7,036,882
Stock compensation expense	$306,350	$368,067	$368,067	$419,700
Depreciation and amortization	$668,102	$724,907	$728,140	$706,655
Goodwill and intangible asset impairment (expense)	$—	$—	$—	$(13,312,214)
Gain on sale of Acellis	$—	$—	$—	$3,858,247
Other income (expense), net	$(454,824)	$(510,581)	$(530,824)	$(862,018)
Minority interest benefit (expense)	$197,736	$172,688	$153,885	$184,569
Income tax benefit (expense)	$662,400	$955,500	$158,300	$290,576
Preferred dividends	$149,800	$137,500	$137,701	$151,449
Net income (loss) available to common shareholders	$(2,766,160)	$(3,888,580)	$(4,446,388)	$(15,538,900)
Basic and diluted earnings (loss) per share	$(0.19)	$(0.24)	$(0.26)	$(0.93)
Basic and diluted weighted average number of common shares outstanding	14,692,521	16,396,092	17,102,350	16,446,191
SELECTED QUARTERLY DATA
	Quarter ended: June 30, 2007	Sept. 30, 2007	Dec. 31, 2007	Mar. 31, 2008
Net sales	$9,745,041	$6,021,157	$18,237,338	$23,889,802
Gross profit	$1,531,540	$1,231,469	$3,575,455	$4,610,351
SGA	$2,904,590	$3,430,179	$5,100,221	$6,548,563
Stock compensation expense	$156,590	$264,247	$266,658	$269,738
Depreciation and amortization	$363,127	$372,231	$487,050	$644,039
Other income (expense), net	$(192,469)	$(33,052)	$(229,518)	$(112,715)
Minority interest benefit (expense)	$225,662	$216,793	$202,495	$254,847
Income tax benefit (expense)	$807,600	$877,802	$729,951	$94,462
Preferred dividends	$108,333	$100,002	$100,001	$99,999
Net income (loss) available to common shareholders	$(1,143,707)	$(1,873,647)	$(1,675,547)	$(2,731,994)
Basic and diluted earnings (loss) per share	$(0.11)	$(0.16)	$(0.12)	$(0.20)
Basic and diluted weighted average number of common shares outstanding	10,644,325	11,436,721	13,805,912	12,541,659

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report. They have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of March 31, 2009, as further described below.

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

Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2009.

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

Our management evaluated, under the supervision and with the participation of our CEO and our CFO, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers, directors and significant employees and their ages and their respective positions as of March 31, 2009 were as follows:

Name	Age	Position
Jugal K. Taneja	65	Chairman of the Board and Director
Mihir K. Taneja	34	Chief Executive Officer, Secretary and Director
Kotha S. Sekharam, Ph.D	58	President and Director
Carol Dore-Falcone	44	Senior Vice President, Chief Financial Officer and Director
Mandeep K. Taneja	35	Vice President, General Counsel and Director
Barry H. Dash, Ph.D	77	Director
William L. LaGamba	50	Director
Shan Shikarpuri	58	Director
George L. Stuart, Jr.	63	Director
A. Theodore Stautberg	62	Director
Rafick Henein, Ph.D.	68	Director

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

Our board of directors met four times during fiscal year March 31, 2009 and met four times during the fiscal year March 31, 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year ended March 31, 2009, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company’s Common Stock that failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 on a timely basis during the fiscal year.

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

Employment Arrangements

Effective April 1, 2008, the Company entered into employment agreements with each of its officers, Mihir K. Taneja, Chief Executive Officer, Kotha S. Sekharam, President, and Carol Dore-Falcone, Senior Vice President and Chief Financial Officer, and Mandeep K. Taneja, Vice President and General Counsel, for a three year term, at base annual salaries of $300,000, $225,000, $200,000 and $200,000, respectively, through the fiscal year ended March 31, 2011. For fiscal years beginning 2009 and thereafter, each agreement provides for the appointment of an independent consultant to review base salaries with reference to prevailing competitive standards for comparable positions in organizations similar to the Company. In addition, each agreement contains provisions for payment of bonuses and other benefits, and termination with cause or without cause. Effective January 1, 2009 the CEO’s compensation was changed to a combination of 50% cash and 50% in the form of the Company’s common stock. The President, the CFO and the General Counsel’s salaries were changed to 90% cash and 10% in the form of the Company’s common stock.

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

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate cash compensation paid during the three fiscal years ended March 31, 2009, 2008 and 2007 to GeoPharma’s Chief Executive Officer and our three most highly compensated executive officers other than our Chief Executive Officer. Other than as listed below, the Company had no executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year.

Name and Principal Position	Year	Salary $	Bonus $		Stock Awards $		Option Awards $ (5)	Total $(9)
Mihir K. Taneja Chief Executive Officer	2009	$277,198	$0		$197,500	(1)	$0	$474,698
	2008	$264,266	$220,000	(1)	$220,000	(2)	$0	$484,266
	2007	$235,018	$297,600	(2)	$178,560	(3)	$0	$532,618

Kotha S. Sekharam, PhD. President	2009	$225,627	$0		$158,000		$0	$383,627
	2008	$204,279	$80,000	(1)	$80,000	(1)	$0	$284,279
	2007	$181,784	$0	(2)	$0	(2)	$0	$181,784

Carol Dore-Falcone Senior Vice President and Chief Financial Officer	2009	$201,396	$0		$158,000		$0	$359,396
	2008	$189,087	$148,000	(1)	$148,000	(1)	$0	$337,087
	2007	$163,295	$198,400	(2)	$119,040	(2)	$0	$361,695

Mandeep K. Taneja (11) Vice President and General Counsel	2009	$200,686	$0		$158,000		$0	$358,686
	2008	$74,945	$136,000	(1)	$136,000	(1)	$0	$210,945

Summary Compensation Table Footnotes

(1)	In accordance with the Compensation CIP no bonus was awarded. Shares were awarded as a part of compensation at the closing price on Nasdaq on June 25, 2009, the award date and that price was $0.79.
(2)	In accordance with the Compensation Committee’s Compensation Incentive Plan, the Bonus as determined and approved by the Compensation Committee on June 18, 2008, based on audited results for the March 31 fiscal year end. Based on that Compensation Plan management was awarded 80% of their fiscal 2008 salary for the CEO, the CFO and the General Counsel and 40% for the President, which will take the form of 3-year restricted stock. The Nasdaq Capital Market closing price on June 18, 2008 was $2.63.
(3)	In accordance with the compensation committee’s Compensation Incentive Plan, (the “CIP”), the Bonus is determined based on audited results for the March 31 fiscal year end. The Bonus amount is comprised of 40% cash and 60% in 3-year restricted stock. The compensation committee based their approval for the bonus awarded as set forth in the criteria outlined in the CIP and is included as an Exhibit to this report. The timing of the determination and the issuance of the CIP bonus award is contingent on the completion of the audit of the Company financial statements and is therefore paid out prorate over the subsequent months of July through December for the previous fiscal year ended March 31. The date of the CIP bonus award was June 20, 2007 and the closing price on Nasdaq Capital Market of the Company’s common stock on that date was $4.13.
(4)	In accordance with the compensation committee’s Compensation Incentive Plan, (the “CIP”), the Bonus is determined based on audited results for the March 31 fiscal year end. The Bonus amount is comprised of 40% cash and 60% in 3-year restricted stock. The compensation committee based their approval for the bonus awarded as set forth in the criteria outlined in the CIP and is included as an Exhibit to this report. The timing of the determination and the issuance of the CIP bonus award is contingent on the completion of the audit of the Company financial statements and is therefore paid out prorate over the subsequent months of July through December for the previous fiscal year ended March 31. The date of the CIP bonus award was June 12, 2006 and the closing price on Nasdaq Capital Market of the Company’s common stock on that date was $4.12.
(5)	As noted in footnote (3) above, the amount represents 60% of the bonus awarded and is awarded in the form of the Company’s common stock with a three-year minimum restrictive legend.
(6)	Effective March 31, 2007, pursuant to the Compensation Committee’s Stock Option Conversion Plan, the Company exchanged all unvested stock options issued under its 1999 Employee and NonEmployee Stock Option Plans, based on an exchange formula that, among other things, was based on the exercise price on the date of grant and the market value on the March 31, 2007 effective date. Therefore, no stock options were reflected as issued for the fiscal year ended March 31, 2007.
(7)	The amount represents 250,000 stock option granted at an exercise price of $1.95, the closing price of the Nasdaq Capital Market on the date of grant, June 12, 2006. The options vest equally over three years. 50,000 of the 250,000 stock options granted represent board of director options granted.
(8)	The amount represents 150,000 stock option granted at an exercise price of $1.95, the closing price of the Nasdaq Capital Market on the date of grant, June 12, 2006. The options vest equally over three years. 50,000 of the 150,000 stock options granted represent board of director options granted.
(9)	The amount represents 125,000 stock option granted at an exercise price of $1.95, the closing price of the Nasdaq Capital Market on the date of grant, June 12, 2006.
(10)	The total omits the value presented in “Stock Awards” column as that amount in included in column of the dollar value presented in “Bonus” column.
(11)	Mandeep Taneja commenced his employment with the Company on October 16, 2007. His annualized salary was equivalent to approximately $173,576 per year, through March 31, 2008.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth the equity-based awards during the fiscal years ended March 31, 2009, 2008 and 2007, to GeoPharma’s Chief Executive Officer and our three most highly compensated executive officers other than our Chief Executive Officer.

Name and Principal Position	Grant date(3)		All other stock awards: Number of shares of stock
Mihir K. Taneja Chief Executive Officer	03/31/2007	(1)	107,500
	06/30/2007	(2)	128,661
	06/18/2008	(3)	226,724
	06/25/2009	(4)	250,000

Kotha S. Sekharam, PhD. President	03/31/2007	(1)	70,833
	06/30/2007	(2)	30,000
	06/18/2008	(3)	105,172
	06/25/2009	(4)	200,000

Carol Dore-Falcone Senior Vice President and Chief Financial Officer	03/31/2007	(1)	48,333
	06/30/2007	(2)	72,441
	06/18/2008	(3)	132,069
	06/25/2009	(4)	200,000

Mandeep K. Taneja Vice President and General Counsel
	06/18/2008	(3)	123,793
	06/25/2009	(4)	200,000

Grants of Plan-based Awards Footnotes:

(1)	In accordance with the Compensation Committee’s Compensation Incentive Plan, (the “CIP”), the bonus is determined based on audited results for the March 31, 2009 fiscal year end. The date of the CIP award was June 25, 2009 and the closing price on Nasdaq Capital Market of the Company’s common stock on that date was $0.79.
(2)	Effective March 31, 2007, pursuant to the Compensation Committee’s Stock Option Conversion Plan, the Company exchanged all unvested stock options issued under its 1999 Employee and NonEmployee Stock Option Plans, based on an exchange formula that, among other things, was based on the exercise price on the date of grant and the market value on the March 31, 2007 effective date.
(3)	In accordance with the Compensation Committee’s Compensation Incentive Plan, the bonus is determined on audited results for the fiscal year ended March 31, 2007. The bonus amount is comprised of 40% cash and 60% in 3-year restricted stock. The date of the CIP award was June 29, 2007 and the closing price of the Company’s common stock was $3.99.
(4)	In accordance with the CIP as approved by the Compensation Committee, the bonus was 80% of salary for the CEO, CFO and General Counsel, and was 40% of salary for the President, and was awarded entirely in the form of 3-year restricted stock. The closing price of the stock was $2.63. In addition, 3-year restricted stock was awarded as a part of the 2008/2009 fiscal year executive’s compensation. The CEO received 75,000 shares, the President received 50,000 shares, the CFO and the General Counsel each received 30,000 shares.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding unexercised options, unvested shares of common stock and any awards under an equity incentive plan as of March 31, 2009 for GeoPharma’s Chief Executive Officer and our three most highly compensated executive officers other than the Chief Executive Officer.

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

DIRECTOR COMPENSATION

GeoPharma reimburses each of our directors for reasonable expenses incurred in attending meetings of our Board of Directors. Each non-employee director received compensation in the form of a fee of $3,750 per quarter, effective April 1, 2007, increased from $2,500 per quarter. Effective with the fiscal year ended March 31, 2008, all directors receive 10,000 shares of the Company’s 3-year restricted common stock with the Chairman of the Board receiving 15,000 restricted common shares. Effective January 1, 2009, 50% of the director fee was remitted in cash with 50% to be remitted in the form of the Company’s common stock.

Name	Fees Earned or Paid in Cash	Fees Earned or Paid in Stock	Stock Awards $ (1)	Option Awards $	Total $
Jugal K. Taneja, Chairman of the Board	$7,500	$7,500	$39,450	$0	$54,450

Shan Shikarpuri, Director	$7,500	$7,500	$26,300	$0	$41,300

George Stuart, Jr., Director	$7,500	$7,500	$26,300	$0	$41,300

Dr. Barry Dash, Director	$7,500	$7,500	$26,300	$0	$41,300

William LaGamba, Director	$7,500	$7,500	$26,300	$0	$41,300

A. Theodore Stautberg, Director	$7,500	$7,500	$26,300	$0	$41,300

Dr. Rafick Henein, Director	$7,500	$7,500	$26,300	$0	$41,300

Mihir K. Taneja, Chief Executive Officer, Director	$—	$—	$26,300	$0	$26,300

Kotha S. Sekharam, President, Director	$—	$—	$26,300	$0	$26,300

Carol Dore-Falcone, Senior Vice President, Chief Financial Officer, Director	$—	$—	$26,300	$0	$26,300

Mandeep K. Taneja, Vice President, General Counsel, Director	$—	$—	$26,300	$0	$26,300

Director Compensation Footnote:

(1)	The stock award represents closing price of $2.63 on June 18, 2008, the date of the grant, for the 2008/2009 fiscal term. All board members receive 10,000 three-year restricted shares with the exception of the Chairman of the board, who receives 15,000 restricted shares.

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

Employees

The following represents the employees’ common stock options outstanding as of March 31, 2009:

Option balance outstanding, March 31, 2008	383,083
Granted	—
Exercised	(10,000)
Forfeited	—

Option balance outstanding, March 31, 2009	373,083

The following represents the employees’ common stock options outstanding as of March 31, 2008:

Option balance outstanding, March 31, 2007	393,083
Granted	—
Exercised	(10,000)
Forfeited	—

Option balance outstanding, March 31, 2008	383,083

Officers

The following represents the officers’ common stock options outstanding as of March 31, 2009:

Option balance outstanding, March 31, 2008	494,932
Granted	—
Exercised	—
Forfeited	—

Option balance outstanding, March 31, 2009	494,932

The following represents the officers’ common stock options outstanding as of March 31, 2008:

Option balance outstanding, March 31, 2007	494,932
Granted	—
Exercised	—
Forfeited	—

Option balance outstanding, March 31, 2008	494,932

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

The following represents the non-employee common stock options outstanding as of March 31, 2009:

Option balance outstanding, March 31, 2008	1,020,169
Granted	—
Exercised	—
Forfeited	—

Option balance outstanding, March 31, 2009	1,020,169

The following represents the non-employee common stock options outstanding as of March 31, 2008:

Option balance outstanding, March 31, 2007	1,020,169
Granted	—
Exercised	—
Forfeited	—

Option balance outstanding, March 31, 2008	1,020,169

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

Equity Compensation Plan Information

See Note 18 to our consolidated financial statements for a description of our 1999 Employee, Non-Employee and Officer Stock Option Plans (the “1999 Plans”). The following table provides information as of March 31, 2009 regarding compensation plans under which our equity securities are authorized for issuance.

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

Security Ownership of Certain Beneficial Owners and Management of GeoPharma

The following table sets forth certain information regarding beneficial ownership of GeoPharma’s securities as of June 19, 2009 and on that date, 19,467,723 shares were outstanding:

•	by each person who is known by us to beneficially own more than 5% of our securities;

•	by each of our officers and directors; and

•	by all of our officers and directors as a group.

Title Of Class	Name And Address Of Beneficial Owner (1) (3)	Amount And Nature Of Beneficial Ownership (2)	Approximate Percent of Class (%)
Common	Jugal K. Taneja	4,106,924	20.7%
Common	Mihir K. Taneja	2,036,529	10.2%
Common	Kotha S. Sekharam, PhD	1,120,722	5.7%
Common	Carol Dore-Falcone	757,257	3.9%
Common	Mandeep K. Taneja	691,394	3.6%
Common	William L. LaGamba	462,423	2.4%
Common	Shan Shikarpuri, CPA	224,334	1.1%
Common	Barry H. Dash, PhD	217,334	1.1%
Common	George Stuart, Jr.	202,865	1.0%
Common	Carnegie Capital	965,438	5.0%
Common	A. Theodore Stautburg	138,000	0.5%
Common	Rafick Henein, PhD	220,000	1.1%
Common	Whitebox Advisors, LLC	1,605,292	8.2%
Common	All officers and directors as a group (11 persons)	10,177,781	48.4%

(1)	Except as noted above, the address for the above identified officers and directors of the Company is c/o GeoPharma, Inc., 6950 Bryan Dairy Road, Largo, Florida 33777.
(2)	Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them. Percentages are based upon the assumption that each shareholder has exercised all of the currently exercisable options he or she owns which are currently exercisable or exercisable within 60 days and that no other shareholder has exercised any options he or she owns. The individual beneficial ownership amounts presented include exercisable, vested stock options within the beneficial owners total amount owned as follows: Jugal Taneja includes 306,667 vested options; Mihir Taneja includes 463,834 vested options; Kotha Sekharam includes 350,667 vested options; Carol Dore-Falcone includes 178,266 vested options; William LaGamba includes 16,667 vested options; Shan Shikarpuri includes 66,667 vested options; Barry Dash includes 56,667 vested options, George Stuart, Jr. includes 44,000 vested options and Mandeep Taneja has no options.
(3)	The following factors have been taken into consideration in calculating the amount and nature of beneficial ownership in GeoPharma:

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

•

Jugal K. Taneja’s beneficially owned shares exclude 965,438 shares beneficially owned by Carnegie Capital, Ltd. listed as a 5% holder but includes, approximately 60,856 shares beneficially owned by First Delhi Trust with JB Capital owning 16,380. Mr. Taneja is the general partner of both Carnegie Capital, Ltd. and First Delhi Trust, and holds sole voting and investment power over these shares.

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

Notes Receivable/Notes Payable—Amounts due from affiliates and amounts due to affiliates represent balances, as supported by a signed Promissory Note, for a stated period of time. As of March 31, 2009, a note payable of $150,000 was due to the Company’s Chairman and a note payable of $210,000 was due to the Company’s CEO; as of March 31, 2008, no note payables or note receivables were outstanding as related to affiliates.

Director Independence

Our Board of Directors has determined that Messrs. Dash, LaGamba, Skikarpuri, Stuart, Stautberg and Heinein are each independent directors, as that term is defined under the National Association of Securities Dealers Automated Quotation System, as of March 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees. The aggregate fees billed by BBK, for professional services rendered for the audit of the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K as of March 31, 2008 and 2007 and for the years ended March 31, 2009 and 2008 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q during such fiscal years were approximately $150,000 and $96,000, respectively.

Audit Related Fees. The Company did not engage BBK to provide professional services to the Company regarding audit related matters during the fiscal years ended March 31, 2009 and 2008.

Tax Fees. The aggregate fees billed by BBK, for professional services rendered for tax advice and related return preparation to the Company for the years ended March 31, 2008 and 2007 were approximately $55,000 and $22,000, respectively.

All Other Fees. The aggregate fees billed by BBK for services rendered to the Company, other than the services covered above for all fiscal years ended March 31, 2009 and 2008 were $0.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits

The following Exhibits are filed as part of this Report:

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization by and among the Company, Florida Merger Subsidiary Corp. and Dynamic Health Products, Inc., dated May 14, 2007. (8)**

3.1	Articles of Incorporation of Energy Factors, Inc., filed September 3, 1985. (1)**

3.2	By-Laws of GeoPharma, Inc. (11)**

3.3	Articles of Amendment to Articles of Incorporation of Innovative Companies, Inc., changing name. (11)**

3.4	Certificate of Designation of Series B preferred stock. (5)**

4.1	Specimen Stock Certificate of the Company. (3)**

10.1	Form of 1999 Stock Option Plan. (2)**

10.2	Form of Common Stock Purchase Warrant between the Company and Laurus Master Fund, Ltd., dated as of February 10, 2004. (5)**

10.3	Securities Purchase Agreement between the Company, Midsummer Capital Ltd. and Omicron Master Trust dated as of March 5, 2004. (6)**

10.4	Registration Rights Agreement between the Company, Midsummer Capital Ltd. and Omicron Master Trust dated as of March 5, 2004. (6)**

10.5	Form of Common Stock Purchase Warrant between the Company, Midsummer Capital Ltd. and Omicron Master Trust dated as March 5, 2004. (6)**

10.6	Compensation Performance Incentive Plan. (9)**

10.7	Secured Convertible Note Purchase Agreement between the Company and Whitebox Pharmaceutical Growth Fund, Ltd., dated as of April 5, 2007. (7)**

10.8	Securities Purchase Agreement between the Company and Whitebox Pharmaceutical Growth Fund, Ltd., dated as of April 5, 2007. (7)**

10.9	8% Secured Convertible Promissory Note issued by the Company to Whitebox Pharmaceutical Growth Fund, Ltd., dated April 5, 2007. (7)**

10.10	Warrant to Purchase Common Stock of GeoPharma, Inc. issued by the Company to Whitebox Pharmaceutical Growth Fund, Ltd., dated April 5, 2007. (7)**

10.11	Registration Rights Agreement between the Company and Whitebox Pharmaceutical Growth Fund, Ltd., dated as of April 5, 2007. (7)**

10.12	Registration Rights Agreement between the Company and Whitebox Pharmaceutical Growth Fund, Ltd., dated as of April 5, 2007. (7)**

10.13	Promissory Note issued by the Company to First Community Bank of America, dated October 1, 2007. (11)**

10.14	Promissory Note issued by Bob O’Leary Health Food Distributor Co., Inc. and Dynamic Marketing I, Inc. to Wachovia Bank, National Association, dated October 12, 2007. (11)**

10.15	Security Agreement issued by Bob O’Leary Health Food Distributor Co., Inc. and Dynamic Marketing I, Inc. to Wachovia Bank, National Association, dated October 12, 2007. (11)**

10.16	Loan Agreement between Bob O’Leary Health Food Distributor Co., Inc., Dynamic Marketing I, Inc. and Wachovia Bank, National Association, dated October 12, 2007. (11)**

10.17	Promissory Note issued by the Company to First Community Bank of America, dated December 20, 2007. (11)**

10.18	Promissory Note issued by the Company to First Community Bank of America, dated January 18, 2008. (11)**

10.19	Form of Employment Agreement with Mihir K. Taneja, dated as of April 1, 2008. (11)**

10.20	Form of Employment Agreement with Kotha S. Sekharma, Ph.D., dated as of April 1, 2008. (11)**

10.21	Form of Employment Agreement with Carol Dore-Falcone, dated as of April 1, 2008. (11)**

10.22	Form of Employment Agreement with Mandeep K. Taneja, dated as of April 1, 2008. (11)**

10.23	Form of Consulting Agreement with Jugal K. Taneja, dated as of April 1, 2008. (11)**

10.24	Change in Terms Agreement between the Company and First Community Bank of America, dated April 6, 2008. (11)**

10.25	Amended and Restated Secured Convertible Note Purchase Agreement between the Company and Whitebox Pharmaceutical Growth Fund, Ltd., dated April 24, 2008. (10)**

10.26	Amended and Restated 12% Secured Convertible Promissory Note issued by the Company to Whitebox Pharmaceutical Growth Fund, Ltd., dated April 24, 2008. (10)**

10.27	Amended and Restated Registration Rights Agreement between the Company and Whitebox Pharmaceutical Growth Fund, Ltd., dated April 23, 2008. (10)**

10.28	Modification Number 001 to Promissory Note between Bob O’Leary Health Food Distributor Co., Inc., Dynamic Marketing I, Inc. and Wachovia Bank, National Association, dated as of April 25, 2008. (11)**

14.1	Code of Ethics and Business Conduct. (4)**

21.1	GeoPharma, Inc.—List of Subsidiaries.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

**	Previously filed
1.	Filed as an exhibit to the Company’s Form SB-2 filed with the Securities and Exchange Commission on December 15, 1999 and incorporated herein by reference.
2.	Filed as an exhibit to the Company’s Form SB-2/A filed with the Securities and Exchange Commission on June 28, 2000 and incorporated herein by reference.
3.	Filed as an exhibit to the Company’s Form SB-2/A filed with the Securities and Exchange Commission on October 19, 2000 and incorporated herein by reference.
4.	Filed as an exhibit to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on June 30, 2003 and incorporated herein by reference.
5.	Filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 13, 2004 and incorporated herein by reference.
6.	Filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 12, 2004 and incorporated herein by reference.
7.	Filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 10, 2007 and incorporated herein by reference.
8.	Filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 17, 2007 and incorporated herein by reference.
9.	Filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on June 29, 2007 and incorporated herein by reference.
10.	Filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 30, 2008 and incorporated herein by reference.
11.	Filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on June 30, 2008 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 29, 2009

GEOPHARMA, INC.

/s/ Mihir K. Taneja,
Mihir K. Taneja,
Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

/s/ Kotha S. Sekharam, Ph.D
Kotha S. Sekharam, Ph.D
President and Director

/s/ Carol Dore-Falcone
Carol Dore-Falcone
Senior Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on June 29, 2009.

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

MARCH 31, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

GeoPharma, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of GeoPharma, Inc. and subsidiaries as of March 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GeoPharma, Inc. and subsidiaries as of March 31, 2009 and 2008 and the consolidated results of operations and cash flows for each of the two years in the period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles.

BRIMMER, BUREK & KEELAN LLP
Certified Public Accountants

Tampa, Florida

June 29, 2009

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of March 31, 2009 and 2008

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$90,346	$523,802
Certificates of deposit	5,377,397	6,001,946
Accounts receivable, net	2,119,279	4,414,832
Accounts receivable, other	22,055	470,402
Inventories, net	6,537,937	7,262,754
Prepaid expenses and other current assets	421,694	117,215
Due from affiliates	—	37,471
Assets to be disposed of	4,760,100	10,735,301

Total current assets	$19,329,078	$29,563,723

Property, plant, leasehold improvements and equipment, net	11,458,195	13,002,964
Goodwill, net	728,896	728,896
Deferred compensation	2,969,412	2,158,291
Intangible assets, net	6,109,812	5,018,973
Deferred tax asset, net	5,254,976	3,188,200
Notes receivable, net	500,000	—
Investment in unconsolidated affiliate	1,594,502	—
Other assets, net	1,091,529	585,178
Assets to be disposed of	1,267,722	14,769,129

Total assets	$50,304,122	$69,014,994

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,056,351	$5,618,254
Credit line payable	—	—
Notes payable	5,630,487	5,099,490
Current portion - long-term obligations	2,826,737	2,658,126
Current portion - convertible debt	7,500,000	—
Accrued expenses related party and other liabilities	4,982,660	3,227,607
Liabilities to be disposed of	7,753,051	11,639,972

Total current liabilities	$33,734,286	$28,243,449

Long-term obligations, less current portion	1,705,377	786,889
Long-term obligations - convertible debt	7,500,000	10,000,000

Total liabilities	$42,939,663	$39,030,338

Commitments and contingencies

Minority interest	(2,521,340)	(1,812,461)

Shareholders’ equity:
6% convertible preferred stock, Series B, $.01 par value (5,000 shares authorized, 3,975 and 5,000 shares issued and outstanding (liquidation preference $5,000,000)	40	50
Common stock, $.01 par value; 24,000,000 shares authorized; 18,177,500 and 14,380,387 shares issued and outstanding	181,775	143,804
Treasury stock (65,428 common shares, $.01 par value)	(654)	(654)
Additional paid-in capital	66,852,176	62,161,427
Retained earnings (deficit)	(57,147,538)	(30,507,510)

Total shareholders’ equity	$9,885,799	$31,797,117

Total liabilities and shareholders’ equity	$50,304,122	$69,014,994

The accompanying notes are an integral part of these consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended March 31, 2009 and 2008

	2009	2008
Revenues:
Manufacturing	$20,238,252	$24,402,194
Pharmaceutical	1,720,696	231,971

Total revenues	$21,958,948	$24,634,165

Cost of goods sold:
Manufacturing	15,315,509	18,233,571
Pharmaceutical	3,739,173	2,539,810

Total cost of sales	$19,054,682	$20,773,381

Gross profit (deficit):
Manufacturing	4,922,743	6,168,623
Pharmaceutical	(2,018,477)	(2,307,839)

Gross profit (deficit)	$2,904,266	$3,860,784

Operating costs and expenses:
Selling, general and administrative	13,657,729	10,365,986
Depreciation and amortization	1,950,765	1,720,888
Stock compensation expense	1,461,184	957,233

Total operating costs and expenses	$17,069,678	$13,044,107

Operating income (loss)	$(14,165,412)	$(9,183,323)

Other income (expense), net:
Gain on sale of investment in subsidiary	$3,858,247	$—
Interest income (expense), net	(1,687,858)	(394,392)
Other income (expense), net	150,957	21,626

Total other income (expense), net	2,321,346	(372,766)

Income (loss) from continuing operations before minority interest and income taxes	(11,844,066)	(9,556,089)
Minority interest benefit (expense)	708,878	899,797
Income tax benefit (expense)	1,063,000	1,228,153

Income (loss) from continuing operations	$(10,072,188)	$(7,428,139)
Discontinued operations - Distribution:
Revenues - Distribution	$41,061,112	$30,334,034
Cost of goods sold - Distribution	33,514,470	23,327,895

Gross Profit - Distribution	$7,546,642	$7,006,139
Selling, general and administrative - Distribution	11,799,827	8,971,276
Other income (expense), net - Distribution	570,233	1,086,674
Asset impairments - Distribution	13,312,214	—
Income tax benefit (expense)	1,003,776	1,281,662
Exit income (expense) - Distribution	—	—

Income (loss) from discontinued operations, net of income tax	$(15,991,390)	$403,199
Discontinued operations - PBM:
Revenues - PBM	$—	$2,925,139
Cost of goods sold - PBM	—	2,904,274

Gross Profit - PBM	$—	$20,865
Selling, general and administrative - PBM	—	20,785
Exit income (expense) - PBM	—	8,300

Income (loss) from discontinued operations, net of income tax	$—	$8,380

Net income (loss)	$(26,063,578)	$(7,016,560)
Preferred stock dividends	576,450	408,335

Net income (loss) available to common sharesholders	$(26,640,028)	$(7,424,895)

Basic and diluted income (loss) per share	$(1.62)	$(0.59)

Basic and diluted weighted average number of common shares outstanding	16,446,191	12,541,659

Basic and diluted discontinued operations earnings (loss) per share - Distribution	$(0.97)	$0.03

Basic and diluted discontinued operations earnings (loss) per share - PBM	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

for the years ended March 31, 2009 and 2008

	Preferred Stock
	Shares		Dollars		Common Stock		Treasury Stock
	Series A	Series B	Series A	Series B	Shares	Dollars	Shares	Dollars	Additional paid in capital	Retained earnings (deficit)	Total Shareholders’ equity (deficit)
Balances at March 31, 2007	—	5,000	$—	$50	10,232,985	$102,330	(110,379)	$(1,104)	$47,753,274	$(23,082,615)	$24,771,935
Exercise of stock options	—	—	—	—	10,000	100	—	—	14,150	—	14,250
Director and officer restricted stock award	—	—	—	—	90,000	900	20,000	200	236,000	—	237,100
Issue shares to Whitebox in private placement	—	—	—	—	573,395	5,734	—	—	2,494,266	—	2,500,000
Issue shares for acquisition		—	—	—	2,398,806	23,988	—	—	8,594,910	—	8,618,898
Issue shares for conversion of unvested stock options	—	—	—	—	944,278	9,443	—	—	2,561,743	—	2,571,186
Record value of warrants	—	—	—	—	—	—	—	—	480,000	—	480,000
Payment of legal private placement costs	—	—	—	—	—	—	—	—	(467,211)	—	(467,211)
Issuance of 401(k) stock match	—	—	—	—	—	—	24,951	250	95,602	—	95,852
Preferred stock dividends	—	—	—	—	130,923	1,309	—	—	398,693	(408,335)	(8,333)
Net income	—	—	—	—	—	—	—	—	—	(7,016,560)	(7,016,560)

Balances at March 31, 2008	—	5,000	$—	$50	14,380,387	$143,804	(65,428)	$(654)	$62,161,427	$(30,507,510)	$31,797,117

Issuance of 401(k) stock match	—	—	—	—	51,208	512	—	—	70,093	—	70,605
Preferred stock dividends	—	—	—	—	586,538	5,865	—	—	521,926	(576,450)	(48,659)
Payment of consulting	—	—	—	—		196	—	—	48,495	—	48,691
Preferred stock conversion	—	(1,025)	—	(10)	235,092	2,351	—	—	(2,341)	—	—
Director and officer stock awards	—	—	—	—	1,532,256	15,323	—	—	2,206,449		2,221,772
Issue shares to Whitebox for interest	—	—	—	—	1,362,446	13,624	—	—	1,862,330		1,875,954
Payment of private placement legal fees	—	—	—	—	—	—	—	—	(24,603)		(24,603)
Exercise of stock options	—	—	—	—	10,000	100	—	—	8,400		8,500
Net loss	—	—	—	—	—	—	—	—	—	$(26,063,578)	$(26,063,578)

Balances at March 31, 2009	—	3,975	$—	$40	18,177,498	$181,775	(65,428)	$(654)	$66,852,176	$(57,147,538)	$9,885,799

The accompanying notes are an integral part of the consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended March 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(26,063,578)	$(7,016,560)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation, leasehold and intangible amortization	2,827,804	1,866,447
Income tax expense (benefit)	(2,063,952)	(2,511,153)
Amortization of stock deferred compensation	1,410,650	957,233
Accrued interest income	(75,451)	(1,946)
Common stock issued for interest payment and consulting fees	1,110,321	—
Gain on sale of Acellis	(3,858,247)	—
Allowance notes receivable – Acellis	1,500,000	—
Goodwill impairment – Distribution segment	12,696,597	—
Intellectual property impairment – Distribution segment	615,617	—
Changes in operating assets and liabilities:
Accounts receivable, net	4,660,834	2,055,582
Accounts receivable, other	(208,903)	(304,234)
Inventories, net	3,968,143	183,317
Prepaid expenses and other current assets	992,382	367,484
Deferred tax asset, net	(2,824)	77,348
Intangible and other assets	135,830	35,297
Media credits, net	—	286,166
Accounts payable	(3,928,436)	2,821,274
Accrued expenses and other payables	2,111,260	(890,646)
Due from affiliates, net	37,471	526,889

Net cash provided by (used in) operating activities	$(4,134,483)	$(1,547,502)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, leasehold improvements and equipment	$(759,442)	$(3,017,891)
Purchase of certificate of deposit	(300,000)	(7,007,000)
Proceeds from certificate of deposit maturity	1,000,000	1,208,891
Issuance of note receivable to Dynamic Health Products, Inc., prior to acquisition	—	(3,527,966)
Cash acquired upon acquisition of Dynamic Health Products, Inc.	—	1,290,137
Purchase of intangible assets	(1,661,806)	(556,059)
Proceeds (uses) due to minority interest investment, net	(708,879)	(899,797)
Investment in Acellis	500,000	—
Repayment of notes receivable	12,955	14,808

Net cash provided by (used in) investing activities	$(1,917,172)	$(12,494,877)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement – Convertible debt	$5,000,000	$10,000,000
Proceeds from private placement – Common stock issuance	—	2,500,000
Proceeds (repayments) from credit line, net	326,000	(2,394,000)
Proceeds from issuance of short-term and related party obligations	365,000	5,165,655
Proceeds from issuance of long-term obligations	763,000	99,000
Proceeds from vested stock options exercised	8,500	14,250
Payments for private placement fees	(24,603)	(950,021)
Payments of short-term obligation	(620,383)	(187,035)
Payments of long-term obligations	(199,315)	(194,712)
Payments of acquisition costs	—	(221,956)

Net cash provided by (used in) financing activities	$5,618,199	$13,831,181

Net increase (decrease) in cash	$(433,456)	$(211,198)
Cash at beginning of period	523,802	735,000

Cash at end of period	$90,346	$523,802

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$808,204	$231,047

Cash paid for income taxes	$—	$850,000

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of accounts receivable to note receivable	$—	$111,932

Value of restricted common stock issued for deferred compensation	$2,221,771	$1,143,693

Value of restricted common stock issued for accrued deferred compensation	$—	$1,664,693

Value of common stock issued to pay preferred stock dividends	$576,450	$95,852

Value of common stock issued in exchange for shares of Dynamic Health Products, Inc.	$—	$8,515,761

Value of common stock issued for employer contribution to 401(k) plan	$70,605	$95,852

Value of common stock issued for interest payment and consulting fees	$830,530	$—

Value of common stock issued in exchange for preferred stock	$99,594	$—

Value of common stock issued to pay preferred stock dividends	$—	$480,000

Issuance of short-term obligations for prepaid expenses	$440,100	$—

Issuance of note receivable for sale of Acellis	$2,000,000	$—

Increase in other assets and deferred revenue	$488,370	$—

The accompanying notes are an integral part of the consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 and 2008

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

In March 2001, we formed a wholly-owned subsidiary, GO2 PBM Services, Inc., (“GO2PBM”), a Florida corporation, for the purpose of providing pharmacy benefit management services. PBM administered drug benefits for health maintenance organizations, insurance company plans, preferred provider organizations, self-insured corporate health plans and self-insured labor unions. As a pharmacy benefit manager, we managed all member benefits in low risk plans, while taking an exclusively administrative role in higher risk plans. Our administrative services included claim processing, network management and customer service. We had entered into an agreement to provide our pharmacy benefit management services to a New York State Health Maintenance Organization. Effective May 15, 2007, the Company mutually terminated its agreement and discontinued its pharmacy benefit management services.

In September 2002, we incorporated two wholly-owned distribution companies, IHP Marketing, Inc. (“IHP Marketing”), which also does business as Archer Stevens Pharmaceuticals, and Breakthrough Marketing, Inc. (“Breakthrough Marketing”), which also does business as Bentley Labs, for the purpose of marketing and distributing additional proprietary brands to the public.

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

In June 2006, we formed a wholly-owned manufacturing subsidiary named Libi Labs, Inc. (“Libi Labs”), a Florida corporation, for the purpose of conducting nutraceutical and cosmeceutical liquid, gel and cream manufacturing for ourselves and others.

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

In May 2008, we formed Acellis Biosciences, Inc. (“Acellis”), a Florida corporation. In December 2008, we sold 60% of our investment in Acellis.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

The consolidated financial statements as of and for the year ended March 31, 2009 include the accounts of GeoPharma, Inc. (the “Company”), (“GeoPharma”), which is continuing to do manufacturing business as Innovative Health Products, Inc. (“Innovative”), and its wholly-owned subsidiaries IHP Marketing, Breakthrough, Breakthrough Marketing, Belcher, Belcher Capital, EZ-Med, BOSS, Libi Labs and its 51% owned LLC, American Antibiotics, which is accounted for given the consideration of the 49% minority interest, GO2PBM and its 40% minority owned subsidiary Acellis. All transactions relating to significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements as of and for the year ended March 31, 2008 include the accounts of GeoPharma, which is continuing to do manufacturing business as Innovative, and its wholly-owned subsidiaries IHP Marketing, Breakthrough, Breakthrough Marketing, Belcher, Belcher Capital, GO2PBM, Libi Labs and its 51% owned LLC, American Antibiotics, which is accounted for given the consideration of the 49% minority interest. Effective June 14, 2007, the Company acquired EZ-Med Company. Effective October 16, 2007, the Company acquired Dynamic Health Products, Inc., a Florida corporation, and its wholly-owned subsidiaries (collectively “BOSS”), consisting of its Florida wholly-owned subsidiaries, Online Meds Rx, Inc., Herbal Health Products, Inc., and Dynamic Marketing I, Inc., its Nevada wholly-owned subsidiary, Pharma Labs Rx, Inc., and its Pennsylvania wholly-owned subsidiary, Bob O’Leary Health Food Distributor Co., Inc. All transactions relating to significant intercompany balances and transactions have been eliminated in consolidation.

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

For the year ended March 31, 2009, the Company had two industry segments that accompany corporate: manufacturing and pharmaceutical as effective March 31, 2009, the Company is discontinuing the Distribution segment. For the year ended March 31, 2008, the Company had four industry segments that accompany corporate: distribution, manufacturing, pharmaceutical and pharmacy benefit management. Effective May 15, 2007, the Company mutually terminated its Pharmacy Benefit Management contract with AmeriGroup, formerly known as CarePlus, and as a result, the pharmacy benefit management segment was therefore ended. See further consideration in Note     .

c. Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

d. Certificates of Deposit

The certificate of deposit earns interest at a rate of 3.15% per annum, matures on October 6, 2009, and has been assigned as collateral for the $5 million note payable to First Community Bank of America, due on October 6, 2009. See Note 11.

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

h. Intangible Assets and Goodwill

Intangible assets consist primarily of goodwill, loan costs, customer lists, a distributor agreement and intellectual property. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (SFAS 142). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company has selected January 1 as the annual date to test these assets for impairment. SFAS 142 also requires the intangible assets with definite useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. The unamortized balance of the intellectual property as of March 31, 2009 and 2008 was $1,020,419 and $882,531, respectively. For the fiscal year ended March 31, 2009, based on the required analyses performed an impairment loss was required to be recorded for Goodwill and certain intangible assets for the Distribution segment. See Note 16.

i. Impairment of Assets

        In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or disposal of Long-Lived Assets”, the Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. For the fiscal year ended March 31, 2009 an impairment loss was required to be recorded for the fiscal year ended March 31, 2009. See Note 16. There were no impairment losses recorded as of and for the fiscal year ended March 31, 2008.

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

k. Earning (Loss) Per Common Share

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. The reconciliation between basic and fully diluted shares for the years ended March 31, 2009 and 2008 are as follows:

	2009	2008
Net income (loss) per share — basic:
Net income (loss)	$(26,640,028)	$(7,424,895)

Weighted average shares — basic	16,446,191	12,541,659

Net income (loss) per share — basic	$(1.62)	$(0.59)

Net income (loss) per share — diluted:
Net income (loss)	$(26,640,028)	$(7,424,895)
Preferred stock dividends	—	—

	$(26,640,028)	$(7,424,895)

Weighted average shares — basic	16,446,191	12,541,659
Effect of convertible instruments prior to conversion	—	—
Effect of warrants prior to conversion	—	—
Effect of stock options	—	—

Weighted average shares — diluted	16,446,191	12,541,659

Net income (loss) per share — diluted	$(1.62)	$(0.59)

For the year ended March 31, 2009, 4,352,064 shares issuable upon conversion of convertible instruments, warrants on 1,092,560 shares of common stock and 1,856,518 shares issuable upon exercise of stock options were not included in the computation of diluted earnings (loss) per share because their effects were anti-dilutive. For the year ended March 31, 2008, 3,383,968 shares issuable upon conversion of convertible instruments, warrants on 1,092,560 shares of common stock and 1,866,518 shares issuable upon exercise of stock options were not included in the computation of diluted earnings (loss) per share because their effects were anti-dilutive.

l. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates, assumptions and apply certain critical accounting policies that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at March 31, 2009 and 2008, as well as the reported amounts of revenues and expenses for the fiscal years ended March 31, 2009 and 2008. Estimates and assumptions used in our financial statements are based on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions also require the application of certain accounting policies, many of which require estimates and assumptions about future events and their effect on amounts reported in the financial statements and related notes. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on our financial condition, results of operations and cash flows.

m. Concentration of Credit Risk

Concentrations of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable, net from continuing operations. At March 31, 2009, two customers, Supplement Synergy with 12% and Vetquinol with 11.7%. At March 31, 2008, three customers, Spectrum Group with 8.5%, ITV Global, Inc. with 7.1% and Berkeley Premium Nutraceuticals with 5.5%.

For the year ended March 31, 2009, seven customers individually exceeded 5% of our total consolidated revenues from continuing operations which included Central Coast with 17.9%, Intelligent Beauty with 8.8%, Pristine Bay with 8.3%, Vetquinol with 7.8%, Iovate with 6.0% and Sogeval with 5.3%. For the year ended March 31, 2008, one customer individually exceeded 5% of our total consolidated revenues which included Jacks Distribution LLC for 8.3%.

The Company has no concentration of customers within specific geographic areas outside the United States that would give rise to significant geographic credit risk.

As of March 31, 2009, no cash balances were in excess of federally insured limits. As of March 31, 2008 the Company maintained cash balances in excess of federally insured limits of $6,006,411, including the Company’s certificate of deposit.

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

Costs incurred by BOSS for shipping, handling and warehousing are included in selling, general and administrative expenses in the statements of operations under discontinued operations and was $2,133,980 for the year ended March 31, 2009, and $918,120 for the period from October 16, 2007 through March 31, 2008.

o. Advertising Costs

In accordance with Statement of Position No. 93-7, “Reporting on Advertising Costs” (SOP 93-7), the Company charges advertising costs, including those for catalog sales and direct mail, to expense as incurred. Advertising expenses are included in selling, general and administrative expenses under discontinued operations in the statements of operations and were $1,425,392 and $1,565,011 for the years ended March 31, 2009 and 2008, respectively.

For cooperative advertising allowances received from third party manufacturers and vendors, the Company applies EITF Issue No. 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”. These allowances are included as a reduction in cost of goods sold and were $307,900 and $107,125 for the years ended March 31, 2009 and 2008, respectively.

p. Research and Development Costs

Costs incurred to develop our generic pharmaceutical products for the Company are expensed as incurred and charged to research and development (“R&D”). R&D expenses for the years ended March 31, 2009 and 2008 were approximately $1,800,000 and $1,600,000, respectively.

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

Short-term and Long-term Obligations: The fair value of the Company’s fixed-rate short-term and long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At March 31, 2009 and 2008, the fair value of the Company’s short-term and long-term obligations approximated their carrying value.

Credit Line Payable: The carrying amount of the Company’s credit line payable approximates fair market value since the interest rate on this instrument corresponds to market interest rates.

r. Reclassifications

Certain reclassifications have been made to the financial statements as of and for the fiscal year ended March 31, 2008 to conform to the presentation as of and for the year ended March 31, 2009.

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

SFAS 123R now applies to all of the Company’s existing outstanding unvested share-based payment stock option awards as well as any and all future awards. We elected to use the modified prospective transition as opposed to the modified retrospective transition method such that financial statements prior to adoption remain unchanged. The Black-Scholes option pricing model was applied to value the Company’s stock option compensation expense as was used by the Company previously in the pro forma disclosures. Effective March 31, 2007, the Company converted all unvested stock options to the Company’s three year restricted common stock. See Note 18.

t. Defined Contribution Plan

The Company sponsors a defined contribution plan. Historically, the Company has matched 50% of all participants’ contributions for the fiscal years ended March 31, 2009 and 2008 in the form of Company $.01 par value common stock. The match was $70,000 for the fiscal year 2008; the fiscal year 2009 has not been determined or made as of yet, but was accrued in the amount of $65,000 as of March 31, 2009, based on the amount of participant contributions during 2009.

NOTE 3—ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consist of the following at March 31,:

	2009	2008
Trade accounts receivable	$2,875,830	$4,663,386
Less allowance for uncollectible accounts	(756,551)	(248,554)

	$2,119,279	$4,414,832

As of March 31, 2009, the total accounts receivable balance of $2,875,830 includes $2,202,697 related to the Company’s manufacturing segment, and $673,133 related to the Company’s pharmaceutical segment. As of March 31, 2008, the total accounts receivable balance of $4,663,386 includes $4,370,751 related to the Company’s manufacturing segment, and $292,635 related to the Company’s pharmaceutical segment.

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

NOTE 4—INVENTORIES, NET

Inventories, net, consist of the following March 31,:

	2009	2008
Processed raw materials and packaging	$4,771,481	$5,320,625
Work in process	695,101	602,259
Finished goods	1,076,355	1,374,774

	$6,542,937	$7,297,658
Less reserve for obsolescence	(5,000)	(34,904)

	$6,537,937	$7,262,754

As of March 31, 2009, the total inventory balance of $6,542,437 includes $4,376,036 related to the Company’s manufacturing segment, and $2,166,901 related to the Company’s pharmaceutical segment. As of March 31, 2008, the total inventory balance of $7,297,658 includes $5,568,602 related to the Company’s manufacturing segment, and $1,729,056 related to the Company’s pharmaceutical segment. In addition, for the manufacturing segment, approximately $341,282 and $272,035 of factory overhead has been capitalized in inventory as of March 31, 2009 and 2008, respectively, and approximately $682,442 and $509,934 of factory overhead has been capitalized in inventory for the pharmaceutical segment as of March 31, 2009 and 2008, respectively.

NOTE 5—PROPERTY, PLANT, LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET

Property, plant, leasehold improvements and equipment, net, consists of the following March 31,:

	2009	2008
Land	$579,767	$579,767
Building and building improvements	1,667,863	1,663,449
Machinery and equipment	7,821,845	7,678,094
Furniture, fixtures and equipment	810,183	776,729
Leasehold improvements	7,886,645	7,681,326

	$18,766,303	$18,379,365
Less accumulated depreciation and amortization	(7,308,108)	(5,376,401)

	$11,458,195	$13,002,964

Depreciation and amortization expense totaled $1,926,145 for the year ended March 31, 2009, of which $303,072 related to the manufacturing segment, $1,618,108 related to the pharmaceutical segment, and $4,965 related to corporate. Depreciation and amortization expense totaled $1,555,185 for the year ended March 31, 2008, of which $366,517 related to the manufacturing segment, $1,183,698 related to the pharmaceutical segment, and $4,970 related to corporate.

Of the $18,766,303 total property, plant, leasehold improvements and equipment as of March 31, 2009, $6,797,747 was attributable to the manufacturing segment, $11,790,646 was attributable to the pharmaceutical segment and $177,910 was attributable to corporate. Of the $18,379,365 total property, plant, leasehold improvements and equipment as of March 31, 2008, $5,767,335 was attributable to the manufacturing segment, $12,396,982 was attributable to the pharmaceutical segment and $177,910 was attributable to corporate.

NOTE 6—ACQUISITION OF DYNAMIC HEALTH PRODUCTS, INC.

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

The unaudited pro forma effect of the acquisition of BOSS on the Company’s revenues, net income (loss) and net income (loss) per share, had the acquisition occurred on April 1, 2007, is as follows:

Year Ended March 31, 2008
(Unaudited)
Revenues	$89,770,058
Net income (loss)	$(8,167,157)
Basic income (loss) per share	$(0.59)
Diluted income (loss) per share	$(0.59)

Effective March 31, 2009, the Company has discontinued the Distribution segment which includes BOSS. See Note 16.

NOTE 7—GOODWILL, NET

As of March 31, 2009 and 2008, goodwill of $901,727 represented an intangible asset, all was attributable to the manufacturing segment. Goodwill is analyzed each January 1 for impairment. Based on the Company’s analyses performed for the fiscal year ended March 31, 2009 and 2008, no impairment losses were required to have been recorded for the manufacturing segment.

Goodwill, net, consists of the following at March 31,:

	2009	2008
Goodwill	$901,727	$901,727
Less accumulated amortization	(172,831)	(172,831)

	$728,896	$728,896

NOTE 8—INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following at March 31,:

	2009	2008
Loan and lease costs	$2,396,849	$984,291
Intellectual property	1,020,419	974,634
Generic drug ANDAs	3,115,500	3,115,500
Patents and trademarks	50,111	36,291

	$6,582,879	$5,110,716
Less accumulated amortization	(473,067)	(91,743)

	$6,109,812	$5,018,973

As of March 31, 2009, the loan and lease costs of $2,396,849 are related to corporate and all of which have an identifiable life and are amortized over that life. Of the $1,020,419 of intellectual property, $450,000 was attributable to the manufacturing segment, with the balance of $570,419 being attributable to the pharmaceutical segment, all of which have an indefinite life and are therefore evaluated annually for impairment. The generic drug ANDAs relate to the pharmaceutical segment and have an indefinite life and are therefore evaluated annually for impairment. Of the $50,111 of patents and trademarks, $42,896 relates to the manufacturing segment, and $7,215 relates to the pharmaceutical segment.

As of March 31, 2008, the loan and lease costs of $984,291 are related to corporate and all of which have an identifiable life and are amortized over that life. Of the $882,531 of intellectual property, $173,808 was attributable to the manufacturing segment, with the balance of $708,723 being attributable to the pharmaceutical segment, all of which have an indefinite life and are therefore evaluated annually for impairment. The generic drug ANDAs relate to the pharmaceutical segment and have an indefinite life and are therefore evaluated annually for impairment. Of the $36,291 of patents, trademarks, $31,121 relates to the manufacturing segment, and $5,170 relates to the pharmaceutical segment.

NOTE 9—OTHER ASSETS, NET

Other assets, net, consist of the following at March 31,:

	2009	2008
Deposits	$107,980	$191,266
Other assets	983,544	547,707

	$1,093,524	$738,973
Less allowance for uncollectible accounts	—	(153,795)

	$1,093,524	$585,178

Of the $107,980, deposits as of March 31, 2009, $26,389 was attributable to manufacturing segment, and $81,591 was attributable to pharmaceutical segment. Of the $191,266, deposits as of March 31, 2008, $94,509 was attributable to manufacturing segment, and $96,757 was attributable to pharmaceutical segment.

Effective January 9, 2009, the Company sold 60% of Acellis Biosciences, to which it received $500,000 cash and a $2,000,000 2-yr interest bearing note. The Company maintained its 40% interest and accounts for the operations of that 40% as an investment asset that is adjusted in the future quarterly based on the buyer’s results of operations.

Of the $983,544, other assets as of March 31, 2009, $19,185 was attributable to corporate and consisted of various other assets and $964,359 was attributable to the pharmaceutical segment of the $547,707, other assets as of March 31, 2008, $547,707 was attributable to corporate and consisted of various other assets.

NOTE 10—NOTES PAYABLE

On October 12, 2007, BOSS and Dynamic Marketing I, Inc. (the “Borrowers”) issued a revolving Promissory Note (“LC Note”) to Wachovia Bank, National Association (“Wachovia”), in the amount of $4 million or such sum as may be advanced and outstanding from time to time. Under the initial terms of the LC Note, interest accrued on the unpaid principal balance at a variable rate based on the LIBOR Market Index Rate plus 1.75%, for any day, and was payable in consecutive monthly payments of accrued interest only, commencing on November 20, 2007, and continuing on the same day of each month thereafter, with all principal due and payable on August 31, 2008.

On March 28, 2008, the Borrowers entered into Modification Number 001 To Loan Agreement and Modification Number 001 To Promissory Note with Wachovia, whereby the amount of the LC Note was reduced from $4 million to $2.5 million, or such sum as may be advanced and outstanding from time to time. In addition, the rate of interest was modified whereby interest thereafter accrued on the unpaid principal balance at a variable rate based on the LIBOR Market Index Rate plus 3.15%, for any day. Certain terms of the loan were modified including the financial covenant regarding the liquidity ratio.

On March 28, 2008, the Borrowers issued a Promissory Note (“Term Note”) to Wachovia in the amount of $750,000. Under the initial terms of the Term Note, interest accrued on the unpaid principal balance at a variable rate based on the LIBOR Market Index Rate plus 3.15%, for any day, and was payable in consecutive monthly principal payments $50,000 each, plus accrued interest, commencing on June 1, 2008, and continuing on the same day of each month thereafter, with all principal due and payable on August 31, 2008.

On August 28, 2008, the Borrowers and Wachovia entered into Allonges to the LC Note and the Term Note, respectively, whereby the rate of interest on each Note was modified to thereafter accrue on the unpaid principal balance thereof at a variable rate based on the Prime Rate plus 2.00%, for any day, and the due date for the payment of all remaining principal on each Note was changed to December 31, 2008.

On January 28, 2009, Wachovia entered Judgment by Confession on the Notes against the Borrowers and against the Company as the guarantor of the LC Note in the Court of Common Pleas of Lackawanna County, Pennsylvania, which actions are filed to Nos. 09-CV-593, 09-CV-594 and 09-CV-595. The Judgment entered against the Company is in the amount of $2,352,202.25 and the Judgment entered against each of the Borrowers is in the amount of $2,753,360.58. The only default alleged by Wachovia in its pleadings is the failure of the Borrowers to repay the Notes in full by December 31, 2008. No other payment default is alleged by Wachovia, and, prior thereto, all scheduled principal and interest payments were made on each of the Notes and the Borrowers were otherwise in compliance with the terms and conditions of the Notes. Wachovia has not taken any steps to enforce the Judgments and as of the date of this filing is negotiating a Forbearance Agreement in good faith with the Company and the Borrowers for the repayment of the Notes.

As of March 31, 2009, the principal balance on the LC Note was $2,182,000, and the principal balance on the Term note was $400,000.

On June 29, 2009, the Company and Wachovia entered into a Forbearance agreement. See Note 20.

NOTE 11— NOTES PAYABLE (SHORT-TERM)

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

On April 6, 2008, the Company entered into a Change In Terms Agreement with FCB, whereby the $3,500,000 promissory note issued to FCB on October 1, 2007 was modified and consolidated with the $500,000 promissory note issued to FCB on December 20, 2007 and the $1,000,000 promissory note issued to FCB on January 18, 2008. In accordance with the modified terms, interest on the note is payable monthly in arrears, commencing May 6, 2008, at the rate of 5.15% per annum, with the entire principal payment of $5,000,000 plus interest being due on October 6, 2009. In connection with the promissory note, the Company assigned, as collateral security for the note, a certificate of deposit account with FCB in the approximate balance of $5,000,000.

        During the fiscal year ended March 31, 2008, the Company issued three short-term notes payable to AFCO Credit Corporation and Premium Assessment for insurance expenses. The total amount of the three notes was $440,101. The principal balance of the notes as of March 31, 2009 was $327,143 and $99,490 as of March 31, 2008, of which $230,487 and $62,428 relates to continuing operations for the fiscal years ending March 31, 2009 and 2008, respectively.

        During March 28, 2008 the Company issued a Promissory Note (“Term Note”) to Wachovia in the amount of $750,000 with interest rate equal to LIBOR plus 3.15%. The principal balance of the note as of March 31, 2009 was $400,000 and $750,000 as of March 31, 2008.

Of the $5,630,487 of short-term obligations outstanding as of March 31, 2009, $5,419,973 relates to corporate and $210,514 relates to manufacturing. Of the $5,099,490 of short-term obligations outstanding as of March 31, 2008, $5,026,159 relates to corporate, $36,239 relates to manufacturing.

NOTE 12—LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at March 31,:

	2009	2008
8% Five year, $2 million capital lease line with interest due monthly, LIBOR + 1.5%	$548,172	$692,520
6.5% Four year equipment loan with interest due monthly	763,579	—
5% Three year installment loan, due in annual principal and interest payments; principal payments of $833,333 are due each August 2006-2008 (See further consideration in the footnote below)	2,500,000	2,500,000
Other	720,363	—

	$4,532,114	$3,486,999
Less current maturities	(2,826,737)	(331,037)

	$1,705,377	$3,155,962

The capital lease as of March 31, 2009 and 2008 represented two pieces of pharmaceutical segment equipment, whose cost totaled $850,000. The principal and interest payments will be $204,672 for each of the years ending March 31, 2010 through 2012, with $68,224 being paid for the fiscal year ending March 31, 2013. The four year $763,000 6.5% note relates to manufacturing and pharmaceutical equipment.

Of the $4,532,114 of total long-term obligations outstanding as of March 31, 2009, $1,523,944 related to corporate, $19,800 relates to manufacturing and $2,500,000 relates to pharmaceutical.

Of the $3,486,999 of total long-term obligations outstanding as of March 31, 2008, $907,843 related to corporate, $67,320 relates to manufacturing, and $2,500,000 relates to pharmaceutical. Of the $4,857,056 of total long-term obligations outstanding as of March 31, 2007, $2,260,710 related to corporate, $55,467 relates to manufacturing and $2,500,000 relates to pharmaceutical. During August 2005, the Company finalized its agreement with an unrelated third party to purchase 51% of American Antibiotics LLC (see Note 16) and entered into a three-year 5% loan payable in $833,333 annual installments after the initial $500,000 down payment.

At March 31, 2009, aggregate maturities of long-term obligations are as follows:

Year ending March 31,
2010	$2,826,737
2011	356,297
2012	382,134
2013	197,792
2014	88,984

Thereafter	680,170

$4,532,114

NOTE 13—CONVERTIBLE DEBT

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

On April 24, 2008, the Company and Whitebox entered into an Amended and Restated Note Purchase Agreement (the “Restated Note Purchase Agreement”), Amended and Restated Convertible Promissory Note (the “Restated Note”), and Amended and Restated Registration Rights Agreement (the “Restated Registration Rights Agreement” and collectively with the “Restated Note Purchase Agreement and “Restated Note,” the “Restated Agreements”), all of which collectively serve to amend and restate the Original Note, Original Note Purchase Agreement and the Original Registration Rights Agreements. The Note is collateralized and secured with all the Company’s assets excluding BOSS assets. The material amendments contained in the Restated Agreements include the following:

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

•

The provision of the Original Note Purchase Agreement that allowed Whitebox to put  1/10 th of the outstanding principal amount of the Original Note (including any accreted interest) to the Company at par if (A) the sum of the Company’s (i) net accounts receivable, plus (ii) cash and cash equivalents, plus (iii) marketable securities at the end of any quarterly period were less than $7,000,000, or (B) the Company’s revenues were less than $5,000,000 for the most recently reported quarterly period, has been deleted.

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

On June 29, 2009, the Company and Whitebox entered into an amendment which cured certain events of default. See further consideration at Note 20.

NOTE 14—AMERICAN ANTIBIOTICS, LLC

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

As of March 31, 2009 and 2008, due to the fact that the sellers have not brought the facility to current FDA and cGMP standards, the note payment of $833,333 and related interest due each August for the years 2006 through 2008, or a total of $2,500,000 and any related monthly rent payments have not been made. The amounts due under the loan are recorded as a part of the current portion of long-term obligations on the Company’s balance sheet.

Both the Company and the Sellers are continuing to work together on bringing the facility to FDA and cGMP standards. See further consideration in Note 19.

NOTE 15—RELATED PARTY TRANSACTIONS

The Company has entered into transactions and business relationships with certain of our officers, directors and principal stockholders or their affiliates.

Notes Receivable/Notes Payable—Amounts due from affiliates and amounts due to affiliates represent balances, as supported by a signed Promissory Note, for a stated period of time. As of March 31, 2009, a note payable of $150,000 was due to the Company’s Chairman and a note payable of $210,000 was due to the Company’s CEO; as of March 31, 2008, no note payables or note receivables were outstanding as related to affiliates.

NOTE 16—DISCONTINUED OPERATIONS

During year ending March 31, 2009, the Company adopted a plan to discontinue the Distribution segment which includes Breakthrough and BOSS. The decision further was to hold BOSS out for sale based on decreasing margins and decreasing sales and existing cash flows thus leading the segment to operate unprofitably. Additionally the Company was unable to secure credit line financing which enabled the Company to operate previously. See Notes 10 and 20 . Included in other income (expense) on the accompanying 2009 income statement is $13,312,214 representing the amount of an impairment loss on certain assets namely goodwill and intellectual property.

As presented on the face of the statement of operations under “Discontinued operations”, effective May 15, 2007, the Company mutually terminated its Pharmacy Benefit Management and Services Agreement (the “Agreement”). Under the Agreement, the Company previously managed AmeriGroup’s (formerly known as CarePlus) health care plan members and administrated the members’ related pharmacy claims. As of March 31, 2008, no amounts were due from or due to AmeriGroup and therefore, the business segment did not continue.

The net liabilities of the discontinued operations of BOSS and Breakthrough as of March 31, 2009 and 2008 are as follows:

	March 31,
	2009	2008
Balance Sheet:
Assets to be disposed of:
Trade accounts receivable, net	$928,236	$3,293,517
Accounts receivable, other, net	511,082	307,905
Inventory, net	3,108,744	6,352,070
Prepaid expenses	212,038	781,809

Total current assets to be disposed of	$4,760,100	$10,735,301
Property, plant and equipment, net	618,534	658,551
Other assets	649,188	14,110,578

Total assets to be disposed of	$6,027,822	$25,504,430

Liabilities to be disposed of:
Accounts payable	$3,744,148	$7,110,602
Credit line payable	2,182,000	2,606,000
Accrued expenses and other liabilities	1,826,903	1,881,306

Total liabilities to be disposed of	$7,753,051	$11,639,972

	For the Year ended March 31,
	2009	2008
Income Statement:
Loss from operations of the discontinued component	$(16,992,342)	$(808,463)
Income tax benefit	1,000,952	1,281,662

Net loss on discontinued operation	$(15,991,390)	(403,199)

Net income/(loss)	$(26,640,028)	$(7,424,895)

The operations described above are classified as discontinued operations for all periods presented. In the fourth fiscal quarter ended March 31, 2009, the Company wrote down the value of goodwill and intellectual property $13,312,214 based on management’s annual test for impairment. Results in 2009 also include a charge of $2.1 million to write-down receivables.

NOTE 17—INCOME TAXES

Income taxes as of and for the years ended March 31, 2009 and 2008 for continuing operations differ from the amounts computed by applying the effective income tax rates to income before income taxes as a result of the following:

	March 31, 2009	March 31, 2008
Computed tax expense at the statutory rate (37.63%)	$(4,003,000)	$(3,105,000)
Increase (decrease) in taxes resulting from:
Effect of permanent differences:
Permanent differences	458,000	18,511
Other, net	—	(23,664)
Valuation allowance	2,477,000	1,882,000
Effect of IRS audit adjustments	—	—

Income tax benefit (expense)	$(1,068,000)	$(1,228,153)

Temporary differences that give rise to deferred tax assets and liabilities are as follows:

	March 31, 2009	March 31, 2008
Deferred tax assets:
Bad debts	$790,000	$267,588
Inventories	24,000	37,110
Accrued vacation	86,000	68,211
Deposits	554,000	197,618
Stock based compensation	1,480,000	811,567
Deferred rent	163,000	163,428
Net operating loss carryforwards	7,461,000	4,102,984

	$10,558,000	$5,648,506
Valuation Allowance	(5,212,000)	(2,058,000)

Deferred tax asset	$5,346,000	$3,590,506

Deferred tax liabilities:
Fixed asset basis differences	(6,000)	(277,173)
Inventory capitalization	(85,000)	(125,133)
Amortization	—	—

	$(91,000)	$(402,306)

Net deferred tax asset (liability) recorded	$5,255,000	$3,188,200

At March 31, 2009 and 2008, the Company has a tax net operating loss carryforward of approximately $19,827,000 and $8,300,000 to offset future taxable income. The tax net operating loss carryforwards begin to expire in 2021.

The Company adopted Financial Standards Board Interpretation No. 48, Accounting for Income Taxes (“FIN 48”). As a result of the adoption of FIN 48, the Company has not recognized a material adjustment in the liability for unrecognized tax benefits and has not recorded any provision for penalties or interest related to uncertain tax positions.

NOTE 18—SHAREHOLDERS’ EQUITY

Common Stock

As of March 31, 2009 and 2008, the number of shares of $.01 par value Common Stock outstanding was 18,177,500 and 14,380,387, respectively before treasury shares of 65,428 for the same periods. The increase in common shares outstanding is a direct result of paying 12% $15 million convertible debt interest quarterly in the Company’s common stock, payment of preferred stock dividends, and stock awards.

During the fiscal year ended March 31, 2009 and 2008, no stock options were granted.

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

The Company and Whitebox entered into two Registration Rights Agreements dated April 5, 2007, one related to 573,395 shares of common stock of the Company owned by Whitebox and the other related to the shares of common stock of the Company issuable upon conversion, or as payment of interest and principal with regard to, the $10,000,000 8% Secured Convertible Promissory Note dated April 5, 2007. In compliance with the foregoing, the Company filed a registration statement (file no. 333-142369) with the Securities and Exchange Commission (the “SEC”) and caused it to become effective on December 7, 2007, pursuant to which the Company registered 1,931,395 shares, consisting of the 573,395 shares owned by Whitebox, up to 1,214,597 shares issuable upon the conversion of the note, up to 143,403 shares issuable upon the exercise of warrants owned by Rodman & Renshaw. The Company has paid the Convertible Debt interest in common stock. 1,362,446 shares were paid to satisfy the interest servicing during fiscal 2009. On June 29, 2009, the Company and Whitebox entered into an amendment. See Note 20.

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

As of April 5, 2008, the Company and Whitebox Pharmaceutical Growth Fund, Ltd. entered into a $15 million, 12% convertible debt. As the conversion price was $4.36, all other outstanding warrants were changed to $4.36.

	Warrants	Outstanding		Warrants	Exercisable
Exercise Prices	Number Outstanding 03/31/09	Weighted Average Remaining Contractual Life (years)	Weighted Average Price 03/31/08	Options exercisable at March 31, 2008	Weighted Average Exercise Prices
$4.36 (Preferred Stock)	562,500	2	$4.36	562,500	$4.36
$4.36 (Convertible Debt)	400,000	5	$4.36	400,000	$4.36

On June 29, 2009, the Company amended its Preferred Stock and its Convertible Debt. See Note 20.

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

As of March 31, 2009, the balance of the deferred compensation asset was $2,969,412 based on issuing an additional 1,532,256 3-year , restricted shares.

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

The Non-Employee Plan originally provided for the grant of nonqualified stock options to purchase up to 500,000 shares of Common Stock to members of the Board of Directors who are not employees of the Company. On May 18, 2004, the shareholders approved the amendment to the Plan increasing the total shares to 1,000,000. On the date on which a new non-employee director is first elected or appointed, he will automatically be granted options to purchase 50,000 shares of Common Stock for each year of his initial term. All options have an exercise price equal to the fair market value of the Common Stock on the date of grant. The options vest over a three-year vesting schedule with the first year’s vesting period ending one year from date of grant. The following summarizes the non-employee common stock options outstanding as of March 31, 2009 and 2008:

The Non-Employee Plan

	2009		2008
Non-Employee Stock Options	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,020,169	$1.52	1,020,169	$1.52
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—

Outstanding, end of year	1,020,169	$1.52	1,020,169	$1.52

Options vested, end of year	1,020,169	$1.52	1,020,169	$1.52

The Employee Plan

The following table summarizes information about the employee stock option activity for the years ended March 31, 2009 and 2008:

	2009		2008
Employee Stock Options	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	383,083	$1.57	393,083	$1.57
Granted	—	$—	—	$—
Exercised	10,000	$(0.85)	(10,000)	$(0.85)
Forfeited	—	$—	—	$—

Outstanding, end of year	373,083	$1.57	383,083	$1.57

Options vested, end of year	373,083	$1.57	383,083	$1.57

	2009		2008
Officer Stock Options	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	494,932	$1.41	494,932	$1.41
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding, end of year	494,932	$1.41	494,932	$1.41

Options vested, end of year	494,932	$1.41	494,932	$1.41

NOTE 19—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating leases for facilities and certain machinery and equipment that expire at various dates through 2013. Certain leases provide an option to extend the lease term. Certain leases provide for payment by the Company of any increases in property taxes, insurance, and common area maintenance over a base amount and others provide for payment of all property taxes and insurance by the Company. Future minimum lease payments, by year and in aggregate under non-cancelable operating leases, consist of the following at March 31, 2009:

Year ending March 31,
2010	1,084,865
2011	697,086
2012	553,122
2013	447,741
2014 and thereafter	424,054

$4,527,306

Rent expense on the above leases totaled $1,344,038 and $1,006,752 in each of the years ended March 31, 2009 and 2008, respectively.

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

On April 4, 2008, Vital Pharmaceuticals, Inc. vs. Bob O’Leary Health Food Distribution Co., Inc., Case No. 08-14868, in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. Vital Pharmaceuticals, Inc. (“VPX”) sued Boss in April, 2008 for $579,274.65, plus interest, attorney’s fees, and costs. Boss counterclaimed for, amongst other things, breach of its distributorship agreement with VPX and false representations. On June 17, 2009, the Court, in a bench pronouncement not yet memorialized in a written order, ruled that: (1) Boss is granted leave to amend its Counterclaim to assert additional claims against VPX, including amongst other things for Breach of Fiduciary Duty and Unfair and Deceptive Trade Practices; and (2) VPX sold to Boss $472,274.65 in products received; and (3) VPX is prohibited from receiving that sum (if ever) until such time as Boss’s Counterclaims and Affirmative Defenses are resolved. Boss intends to continue to prosecute its Counterclaim and Affirmative Defenses and anticipates a favorable resolution to the case. The Court’s written ruling may differ from the above recitation.

From time to time we are subject to litigation incidental to our business including possible product liability claims. Such claims, if successful, could exceed applicable insurance coverage.

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of March 31, 2009 and 2008 should have a material adverse impact on its financial condition or results of operations.

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

Effective April 1, 2008, the Company entered into a new employment agreement with each of its officers, Mihir K. Taneja, Chief Executive Officer, Kotha S. Sekharam, President, and Carol Dore-Falcone, Senior Vice President and Chief Financial Officer, and Mandeep K. Taneja, Vice President and General Counsel, for a three year term, at base annual salaries of $300,000, $225,000, $200,000 and $200,000, respectively, through the fiscal year ended March 31, 2011. For fiscal years beginning 2009 and thereafter, each agreement provides for the appointment of an independent consultant to review base salaries with reference to prevailing competitive standards for comparable positions in organizations similar to the Company. In addition, each agreement contains provisions for payment of bonuses and other benefits, and termination with cause or without cause. Effective January 1, 2009, the cash salary amounts for the CEO were reduced 50% and replaced with an accrual to issue the equivalent in the Company’s common stock. Additionally, the cash salary amounts for the President, the CFO and the General Counsel were reduced 10% and replaced with an accrual to issue the equivalent in stock based on the cash flow position of the Company.

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

Effective January 1, 2009 the cash consulting amounts for the Chairman were reduced 50% and replaced with an accrual to issue the equivalent in the Company’s common stock.

Directors’ Compensation

The Company paid directors fees of $2,500 each per quarter until April 1, 2007, at which time the fees were increased to $3,750 each per quarter. In addition, each director receives 3-year restricted stock. See further consideration within Note 19 above.

NOTE 20—SUBSEQUENT EVENTS

On June 2009, the Company and Whitebox entered into an amendment agreement as related to the total $15 million convertible debt. Whitebox has agreed that $2.0 million of potential liquidity from release of collateral while subordinating our liens on receivables and inventory up to $2,000,000. GeoPharma will attempt to arrange a working capital loan secured by receivables and inventory. For every $1,000,000 of bonds that are paid or converted into equity, the limit of liens shall be increased by $500,000. The repayment schedule on the $15 million debt will first be reduced $2.5 million as related to our building to be sold to Whitebox in exchange for $2.5 million debt reduction. Lease entered into at 6% cap rate, triple net, rent paid in stock monthly until January 1, 2011 at which time it reverts to cash. On January 1, 2011, the cap rate will increase to 8%. Whitebox has the option to sell building back to Geopharma in exchange for $2.5milllion of the $1.50 conversion price bonds. GeoPharma has option to repurchase building before October 31, 2013 for $2.5million plus an annual accretion amount equal to the CPI with an annual cap of 5%. The accretion will begin on January 1, 2010. Whitebox may sell building subject to Geopharma’s right of first refusal. Monthly amortizations $100,000 per month in cash commencing on January 1, 2010 and continuing until maturity. $2,500,000 due July 1, 2012, as reduced thru debt for equity exchanges. Final Maturity resulting in all outstanding principal due in cash on October 31, 2013. The Interest Rate 4% cash + 8% accretion to bond principal or stock payout at the option of Whitebox. Debt for Equity Exchange The Company agrees to exchange up to $250,000 per month of debt for equity each month based on Market Price at time of exchange. Market Price equal to the closing price on the day prior to the Exchange notice. Amounts exchanged will reduce the Balloon Payment $1 for $1. $5,000,000 bonds will be convertible at lower of $0.80 or closing price of stock upon signing. $7,500,000 bonds will be convertible at $1.50.

Wachovia has not taken any steps to enforce the Judgments and as of the date of this filing is negotiating a Forbearance Agreement in good faith with the Company and the Borrowers for the repayment of the Notes which will be signed on or about June 30, 2009.