Form 10-Q
period 2009-06-30
GeoPharma, Inc.
filed 2009-08-14
CIK 1098315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐  Yes    ☒  No

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of August 10, 2009 was 19,379,194.

PART I – FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of June 30, and March 31, 2009

	June 30, 2009	March 31, 2009
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$74,505	$90,346
Certificates of deposit	5,419,180	5,377,397
Accounts receivable, net	2,351,022	2,119,279
Accounts receivable, other	26,850	22,055
Inventories, net	5,672,268	6,537,937
Prepaid expenses and other current assets	343,180	421,964
Assets to be disposed of	2,878,421	4,760,100

Total current assets	$16,765,426	$19,329,078

Property, plant, leasehold improvements and equipment, net	10,980,702	11,458,195
Goodwill, net	728,896	728,896
Deferred compensation	3,999,722	2,969,412
Intangible assets, net	5,987,073	6,109,812
Deferred tax asset, net	5,254,976	5,254,976
Notes receivable, net	500,000	500,000
Investment in unconsolidated affiliate	1,594,502	1,594,502
Other assets, net	1,091,525	1,091,529
Assets to be disposed of	1,127,148	1,267,722

Total assets	$48,029,970	$50,304,122

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,326,029	$5,056,351
Notes payable	5,567,464	5,630,488
Current portion - long-term obligations	1,107,776	2,826,737
Current portion - convertible debt	3,100,000	2,800,000
Accrued expenses related party and other liabilities	6,785,902	4,479,289
Liabilities to be disposed of	6,945,030	7,753,051

Total current liabilities	$28,832,201	$28,545,916

Long-term obligations, less current portion	3,385,903	2,193,747
Long-term obligations - convertible debt	11,900,000	12,200,000

Total liabilities	$44,118,104	$42,939,663

Commitments and contingencies

Shareholders’ equity:
6% convertible preferred stock, Series B, $.01 par value (5,000 shares authorized, 3,975 shares issued and outstanding; liquidation preference $3,975,000)	40	40
Common stock, $.01 par value; 24,000,000 shares authorized; 19,379,194 and 18,177,500 shares issued and outstanding	193,792	181,775
Treasury stock (65,428 common shares, $.01 par value)	(654)	(654)
Additional paid-in capital	67,444,471	66,852,176
Retained earnings (deficit)	(61,010,993)	(57,147,538)

Total GeoPharma shareholders’ equity	$6,626,656	$9,885,799
Noncontrolling interest	(2,714,790)	(2,521,340)

Total equity	$3,911,866	$7,364,459

Total liabilities and equity	$48,029,970	$50,304,122

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the three months ended June 30, 2009 and 2008

(unaudited)

	June 30, 2009	June 30, 2008
Revenues:
Manufacturing	$4,617,527	$6,283,640
Pharmaceutical	582,506	124,438

Total revenues	$5,200,033	$6,408,078

Cost of goods sold:
Manufacturing	3,023,054	4,687,474
Pharmaceutical	868,706	935,829

Total cost of sales	$3,891,760	$5,623,303

Gross profit (deficit):
Manufacturing	1,594,473	1,596,166
Pharmaceutical	(286,200)	(811,391)

Gross profit (deficit)	$1,308,273	$784,775

Operating costs and expenses:
Selling, general and administrative	2,550,480	2,921,205
Depreciation and amortization	457,430	594,658
Stock compensation expense	849,315	306,350

Total operating costs and expenses	$3,857,225	$3,822,213

Operating income (loss)	$(2,548,952)	$(3,037,438)

Other income (expense), net:
Interest income (expense), net	(454,560)	(378,290)
Other income (expense), net	12,132	152,568

Total other income (expense), net	$(442,428)	$(225,722)

Income (loss) from continuing operations before noncontrolling interest and income taxes	$(2,991,380)	$(3,263,160)
Income tax benefit (expense)	—	634,267

Income (loss) from continuing operations before noncontrolling interest and preferred stock dividends	$(2,991,380)	$(2,628,893)
Discontinued operations - Distribution:
Revenues – Distribution	$4,701,029	$13,617,229
Cost of goods sold – Distribution	4,074,497	10,667,555

Gross Profit – Distribution	$626,532	$2,949,674
Selling, general and administrative – Distribution	1,525,568	2,933,908
Other income (expense), net – Distribution	(108,485)	(229,102)
Income tax benefit (expense)	—	28,133

Income (loss) from discontinued operations, net of income tax	$(1,007,521)	$(185,203)

Net income (loss)	$(3,998,901)	$(2,814,096)
Preferred stock dividends	58,000	149,800

Net income (loss) available to common shareholders	$(4,056,901)	$(2,963,896)
Less: Net loss attributable to the noncontrolling interest	193,449	197,736

Net income (loss) attributable to GeoPharma, Inc.	$(3,863,452)	$(2,766,160)

Basic and diluted income (loss) per share from continuing operations	$(0.15)	$(0.18)

Basic and diluted weighted average number of common shares outstanding	19,230,197	14,692,521

Basic and diluted discontinued operations earnings (loss) per share – Distribution	$(0.05)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,863,452)	$(2,616,360)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, leasehold and intangible amortization	761,085	668,102
Income tax expense (benefit)	—	(662,400)
Amortization of stock deferred compensation	727,440	306,350
Accrued interest income	(41,783)	(73,092)
Changes in operating assets and liabilities:
Accounts receivable, net	269,419	1,190,897
Accounts receivable, other	234,047	(20,467)
Inventories, net	2,045,278	360,362
Prepaid expenses and other current assets	40,855	285,117
Deferred tax asset, net	—	(800)
Accounts payable	(327,129)	(2,218,232)
Accrued expenses and other payables	480,470	(1,006,335)

Net cash provided by (used in) operating activities	$326,230	$(1,736,717)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, leasehold improvements and equipment	$(20,279)	$(139,275)
Purchase of intangible assets	—	(1,527,838)
Proceeds (uses) due to noncontrolling interest investment, net	(193,449)	(197,736)

Net cash provided by (used in) investing activities	$(213,728)	$(1,864,849)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement – Convertible debt	$—	$5,000,000
Proceeds (repayments) from credit line, net	32,000	223,000
Proceeds from vested stock options exercised	—	8,500
Payments for private placement fees	—	(24,603)
Payments of short-term obligations	(120,597)	(41,021)
Payments of long-term obligations	(39,746)	(84,532)

Net cash provided by (used in) financing activities	$(128,343)	$5,081,344

Net increase (decrease) in cash	$(15,841)	$1,479,778
Cash at beginning of period	90,346	523,802

Cash at end of period	$74,505	$2,003,580

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$188,905	$125,805

Cash paid for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of common stock to be issued to pay preferred stock dividends	$99,375	$149,800

Value of restricted common stock to be issued for deferred compensation	$1,757,750	$2,221,771

Value of common stock to be issued for payment of accrued interest expense	$450,000	$865,059

Value of accounts receivable converted to other assets	$—	$300,000

Value of common stock issued for payment of consulting fees	$154,313	$24,691

See accompanying notes to condensed consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-K as of and for the years ended March 31, 2009 and 2008 as filed with the Securities and Exchange Commission on June 30, 2009.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

The condensed consolidated financial statements as of and for the three months ended June 30, 2009 include the accounts of GeoPharma, Inc. (the “Company”), (“GeoPharma”), which is continuing to do manufacturing business as Innovative Health Products, Inc. (“Innovative”), and its wholly-owned subsidiaries IHP Marketing, Inc. (“IHP Marketing”), Breakthrough Engineered Nutrition, Inc. (“Breakthrough”), Breakthrough Marketing, Inc. (“Breakthrough Marketing”), Belcher Pharmaceuticals, Inc. (“Belcher”), Belcher Capital Corporation (“Belcher Capital”), Libi Labs, Inc. (“Libi Labs”) and its 51% owned LLC, American Antibiotics, which is accounted for given the consideration of the 49% minority interest, EZ-Med Company (“EZ-Med”), Dynamic Health Products, Inc. (“BOSS”) and its 40% owned corporation Acellis Biosciences, Inc. (“Acellis”), a Florida corporation. As of March 31, 2009, BOSS and Breakthrough are accounted for as discontinued operations. All transactions relating to significant intercompany balances and transactions have been eliminated in consolidation.

b. Industry Segments

In accordance with the provisions of Statement of Financial Accounting Standards No. 131, (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information”, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker (“CODM”) related to the allocation of resources and in the resulting assessment of the segment’s overall performance. The measure used by the Company’s CODM is a business segment’s gross profit. As of and for the three months ended June 30, 2009, and as of March 31, 2009, the Company had two continuing industry segments that accompany corporate: manufacturing and pharmaceutical. For the three months ended June 30, 2008, the Company had three industry segments that accompany corporate: manufacturing, distribution and pharmaceutical. Effective March 31, 2009, the Company discontinued its Distribution segment.

Each of the continuing business segments total revenues for the three months ended June 30, 2009 and 2008 are presented on the face of the statements of operations. The $44,024,401 of the continuing business segment total assets as of June 30, 2009 were comprised of $19,116,135 attributable to corporate, $9,351,652 attributable to manufacturing, and $15,556,614 attributable to pharmaceutical. The $44,276,300, of total assets as of March 31, 2009 were comprised of $16,079,021 attributable to corporate, $14,280,086 attributable to manufacturing, and $13,917,193 attributable to pharmaceutical.

c. Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

d. Certificate of Deposit

Certificate of deposits amounting to $5,419,180 at June 30, 2009 earn interest at a rate of 3.16% per annum, matures on October 8, 2009, and has been assigned as collateral for the $5 million note payable to First Community Bank of America, due on October 6, 2009.

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

g. Property, Plant, Leasehold Improvements and Equipment

Depreciation is provided for using the straight-line method, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives (asset categories range from three to thirty-nine years) and is recorded within cost of goods sold for manufacturing and pharmaceutical machinery and equipment with the balance recorded within selling, general and administrative expenses. Leasehold improvements are amortized using the straight-line method over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Leased equipment under capital leases is amortized using the straight-line method over the lives of the respective leases or over the service lives of the assets, whichever is shorter, for those leases that substantially transfer ownership. Accelerated depreciation methods are used for tax purposes.

h. Intangible Assets

Intangible assets consist primarily of goodwill, loan costs, customer lists, a distributor agreement and intellectual property (including generic drug ANDAs). Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (SFAS 142) requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company has selected January 1 as the annual date to test these assets for impairment. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. The unamortized balance of the intellectual property, including generic drug ANDAs, as of June 30, 2009 and March 31, 2009 was $5,987,073 and $5,224,979, respectively. Based on the required analyses performed as of that annual test date, no impairment loss was required to be recorded for the three months ended June 30, 2009 with an impairment loss of $615,617 required to be recorded for the fiscal year ended March 31, 2009 based on discontinuance of the Distribution segment.

For the three months ended June 30, 2009 and 2008, amortization expense associated with goodwill was $0. The unamortized balance of goodwill at June 30, and March 31, 2009 was $728,896. No impairment loss was required to be recorded for the three months ended June 30, 2009 with an impairment loss of $12,696,597 required to be recorded for the year ended March 31, 2009 as related to the March 31, 2009 discontinuance of the Distribution segment.

i. Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. See Note h, Intangible Assets, above for the impairment losses recorded.

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

k. Earnings (Loss) Per Common Share

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. The reconciliation between basic and fully diluted shares for the three months ended June 30, 2009 and 2008 are as follows:

	For the Three Months Ended
	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)
Net income (loss) per share – basic:
Net income (loss)	$(3,863,452)	$(2,766,160)

Weighted average shares – basic	19,230,197	14,692,521

Net income (loss) from discontinued operations – basic	$(0.05)	$(0.01)

Net income (loss) from continuing operations per share – basic	$(0.15)	$(0.18)

Net income (loss) per share – diluted:
Net income (loss)	$(3,863,452)	$(2,766,160)
Preferred stock dividends	—	—

	$(3,863,452)	$(2,766,160)

Weighted average shares – basic	19,230,197	14,692,521
Effect of convertible instruments prior to conversion	—	—
Effect of warrants prior to conversion	—	—
Effect of stock options	—	—

Weighted average shares – diluted	19,230,197	14,692,521

Net income (loss) from discontinued operations	$(0.05)	$(0.01)

Net income (loss) from continuing operations per share – diluted	$(0.15)	$(0.18)

For the three months ended June 30, 2009, 4,352,064 shares issuable upon conversion of convertible instruments, warrants on 1,092,560 shares of common stock and 1,856,518 shares issuable upon exercise of stock options were not included in the computation of diluted earnings (loss) per share because their effects were anti-dilutive. For the three months ended June 30, 2008, 4,284,706 shares issuable upon conversion of convertible instruments, warrants on 1,105,923 shares of common stock and 1,866,518 shares issuable upon exercise of stock options were not included in the computation of diluted earnings (loss) per share because their effects were anti-dilutive.

l. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates, assumptions and apply certain critical accounting policies that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at June 30, 2009 and March 31, 2009, as well as the reported amounts of revenues and expenses for the three months ended June 30, 2009 and 2008. Estimates and assumptions used in our financial statements are based on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions also require the application of certain accounting policies, many of which require estimates and assumptions about future events and their effect on amounts reported in the financial statements and related notes. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on our financial condition, results of operations and cash flows.

m. Concentration of Credit Risk

Concentrations of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable, net from continuing operations. At June 30, 2009, three customers individually exceeded 5% of our total consolidating accounts receivable, net from continuing operations, Supplement Synergy with 17.4%, Vetquinol with 10.1% and Intelligent Beauty with 7.5% of the total of consolidated trade accounts receivable, net from continuing operations. At March 31, 2009, two customers individually exceeded 5% of our total consolidating accounts receivable, net from continuing operations, Supplement Synergy with 12% and Vetquinol with 11.7% of the total of consolidated trade accounts receivable, net from continuing operations.

For the three months ended June 30, 2009, six customers individually exceeded 5% of our total consolidated revenues from continuing operations which included Supplement Synergy for 15.9%, Central Coast Nutraceuticals for 13.7%, Vetquinol for 11.2%, Pristine Bay for 9%, Intelligent Beauty for 8% and Sogeval for 5.8%, in relation to total consolidated revenues, and for the three months ended June 30, 2008, one customer individually exceeded 5% of our total consolidated revenues from continuing operations which included Jacks Distribution for 6.3%, in relation to total consolidated revenues from continuing operations.

The Company has no concentration of customers within specific geographic areas outside the United States that would give rise to significant geographic credit risk.

n. Revenue and Cost of Goods Sold Recognition

In accordance with Staff Accounting Bulletin No. 101 and 103, “Revenue Recognition in Financial Statements”, revenues are recognized by the Company when the merchandise is shipped which is when title and risk of loss has passed to the external customer. The Company analyzes the status of the allowance for uncollectible accounts based on historical experience, customer history and overall credit outstanding.

Cost of goods sold is recognized by the Company simultaneously with the recognition of revenues with a direct charge to cost of goods sold and with an equal reduction to inventory at FIFO cost. Provisions for discounts and sales incentives to customers, and returns and other adjustments are provided for in the period the related sales are recorded. All shipping and handling costs invoiced to customers are included in revenues.

o. Advertising Costs

In accordance with Statement of Position No. 93-7, “Reporting on Advertising Costs” (SOP 93-7), the Company charges advertising costs, including those for catalog sales and direct mail, to expense as incurred. Advertising expenses are included in selling, general and administrative expenses for continuing operations in the statements of operations and were $0 and $1,949 for the three months ended June 30, 2009 and 2008, respectively.

p. Research and Development Costs

Costs incurred to develop our generic pharmaceutical products are expensed as incurred and charged to research and development (“R&D”). R&D expenses for the three months ended June 30, 2009 and 2008 were $116,901 and $650,952 respectively.

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

Short-term and Long-term Obligations: The fair value of the Company’s fixed-rate short-term and long-term obligations are estimated using the discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At June 30, 2009 and March 31, 2009, the fair value of the Company’s short-term and long-term obligations approximated their carrying value.

Credit Line Payable: The carrying amount of the Company’s credit line payable approximates fair market value since the interest rate on this instrument corresponds to market interest rates.

r. Reclassifications

Certain reclassifications have been made to the financial statements as of March 31, 2009 and for the three months ended June 30, 2008 to conform to the presentation as of and for the three months ended June 30, 2009.

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

SFAS 123R now applies to all of our existing outstanding vested share-based payment stock option awards as well as any and all future awards. We elected to use the modified prospective transition as opposed to the modified retrospective transition method such that financial statements prior to adoption remain unchanged. The Black-Scholes option pricing model was applied to value the Company’s stock option compensation expense as was used by the Company previously in the pro forma disclosures.

NOTE 3 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consist of the following:

	June 30, 2009	March 31, 2009
	(Unaudited)
Trade accounts receivable	$3,107,573	$2,875,830
Less allowance for uncollectible accounts	(756,551)	(756,551)

	$2,351,022	$2,119,279

As of June 30, 2009, the total accounts receivable balance of $3,107,572 includes $2,368,776 related to the Company’s manufacturing segment and $738,796 related to the Company’s pharmaceutical segment. As of March 31, 2009, the total accounts receivable balance of $2,875,830 includes $2,202,697 related to the Company’s manufacturing segment and $673,133 related to the Company’s pharmaceutical segment.

As of June 30, and March 31, 2009, the allowance for doubtful accounts balance consisted of the following:

	June 30, 2009	March 31, 2009
	(Unaudited)
Beginning balance	$(756,551)	$(756,551)
Provision for doubtful accounts	( —)	( —)
Accounts written off	—	—

Ending balance	$(756,551)	$(756,551)

The Company recognizes revenues for product sales when title and risk of loss pass to its external customers and analyzes the status of the allowance for uncollectible accounts based on historical experience, customer history and overall credit outstanding.

NOTE 4 – INVENTORIES, NET

Inventories, net, consist of the following:

	June 30, 2009	March 31, 2009
	(Unaudited)
Processed raw materials and packaging	$3,936,602	$4,771,481
Work in process	694,690	695,101
Finished goods	1,045,975	1,076,355

	$5,677,268	$6,542,937
Less reserve for obsolescence	(5,000)	(5,000)

	$5,672,268	$6,537,937

As of June 30, 2009, the total inventory balance of $5,677,268 includes $3,639,647 related to the Company’s manufacturing segment and $2,037,621 related to the Company’s pharmaceutical segment. As of March 31, 2009, the total inventory balance of $6,542,937 includes $4,376,036 related to the Company’s manufacturing segment and $2,166,901 related to the Company’s pharmaceutical segment.

As of June 30, and March 31, 2009, the reserve for obsolete inventory consisted of the following:

	June 30, 2009	March 31, 2009
Beginning balance	$(5,000)	$(5,000)
Provision for doubtful inventory	(—)	( —)
Obsolete inventory written off	—	—

Ending balance	$(5,000)	$(5,000)

NOTE 5 – DEFERRED COMPENSATION

The deferred compensation of $3,999,722 and $2,969,412 as of June 30 and March 31, 2009, respectively, relates to corporate and is amortized over its three-year life, the length of the common stock restriction. The deferred compensation asset relates to shares of 3-year restricted common stock issued pursuant to the 2005-2009 Compensation Incentive Plan effective beginning with the fiscal year ended March 31, 2006. The Plan documents the incentive plan and related awards for Plan achievements for the Chairman of the Board of Directors and the Company’s executive officers, which include the Chief Executive Officer, the President, the Senior Vice President/Chief Financial Officer and the Vice President/General Counsel as well as shares that are awarded by the Compensation Committee, an independent subcommittee of the Company’s Board of Directors, that are a portion of the Officers’ salaries. The asset award was recorded as of June 30, 2009 based on the number of shares awarded and the fair market value of the restricted stock the date of the award and is amortized over its three-year life, the length of the restriction.

NOTE 6 – INCOME TAXES

Income taxes for the three months ended June 30, 2009 and 2008 differ from the amounts computed by applying the effective income tax rates to income before income taxes as a result of the following:

	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)
Computed tax expense (benefit) at the statutory rate (37.63%)	$(855,095)	$(993,000)
Increase (decrease) in taxes resulting from:
Effect of permanent differences:
Non deductible	171,176	4,300
Other, net	412,948	(9,600)

Change in valuation allowance	270,971	364,033

Income tax (benefit) expense	$0	$(634,267)

Temporary differences that give rise to deferred tax assets and liabilities are as follows:
Deferred tax assets:
Bad debts	$284,690	$65,465
Inventories	1,882	13,134
Accrued vacation	78,271	72,558
Deposits	415,861	127,962
Deferred rent	163,428	163,428
Net operating loss carryforwards	8,230,919	4,937,832
Stock option cancellation and restricted stock	1,229,951	926,846

	$10,405,002	$6,307,225
Valuation allowance	(5,482,971)	(2,498,622)

Deferred tax asset	$4,922,031	$3,808,603

Deferred tax liabilities:
Fixed and intangible asset basis differences	$332,945	$(125,226)
Inventory capitalization	—	—

	$332,945	$(125,226)

Net deferred tax asset (liability) recorded	$5,254,976	$3,683,377

At June 30, 2009 and 2008, the Company has a net operating loss carryforward of approximately $20,129,265 and $13,682,000, respectively, to offset future taxable income. The tax net operating loss carryforwards begin to expire in 2021.

The Company adopted Financial Standards Board Interpretation No. 48, “Accounting for Income Taxes” (FIN 48). As a result of the adoption of FIN 48, the Company has not recognized a material adjustment in the liability for unrecognized tax benefits and has not recorded any provision for penalties or interest related to uncertain tax positions.

NOTE 7 – DISCONTINUED OPERATIONS

During year ending March 31, 2009, the Company adopted a plan to discontinue the Distribution segment which includes Breakthrough and BOSS. The decision further was to hold BOSS out for sale based on decreasing margins and decreasing sales and existing cash flows thus leading the segment to operate unprofitably. Additionally the Company was unable to secure credit line financing which enabled the Company to operate previously. For the year ended March 31, 2009, included in Discontinued Operations—other income (expense) section, within the Statement of Operations is $13,312,214 representing the amount of an impairment loss on certain assets namely goodwill and intellectual property.

The net liabilities of the discontinued operations of BOSS and Breakthrough as of June 30 and March 31, 2009 are as follows:

	June 30, 2009	March 31, 2009

Balance Sheet:

Assets to be disposed of:

Trade accounts receivable, net	$427,074	$928,236

Accounts receivable, other, net	272,240	511,082

Inventory, net	1,929,135	3,108,744

Prepaid expenses	249,972	212,038

Total current assets to be disposed of	$2,878,421	$4,760,100

Property, plant and equipment, net	599,601	618,534

Other assets	527,547	649,188

Total assets to be disposed of	$4,005,569	$6,027,822

Liabilities to be disposed of:

Accounts payable	$3,147,341	$3,744,148

Credit line payable	2,214,000	2,182,000

Accrued expenses and other liabilities	1,583,689	1,826,903

Total liabilities to be disposed of	$6,945,030	$7,753,051

	For the three months ended June 30,
	2009	2008
Income Statement:

Loss from operations of the discontinued component	$(1,007,521)	$(213,336)

Income tax benefit	—	28,133

Net loss on discontinued operation	$(1,007,521)	$(185,203)

Net income/(loss)	$(3,863,452)	$(2,766,160)

NOTE 8 – LITIGATION

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

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of June 30, 2009 and March 31, 2009 should have a material adverse impact on its financial condition or results of operations.

NOTE 9 – SUBSEQUENT EVENTS

On July 10, 2009, the Company completed the sale of a substantial portion of the inventory, accounts receivable and other assets (the “Assets”) of the BOSS division of its subsidiary, Dynamic Health Products, Inc. (“BOSS”), to USA Sports, LLC (“USA”).

The total sale price was $2,223,351, subject to a post-Closing adjustment following the reconciliation of certain inventory returns and vendor credits.

At Closing, Wachovia Bank, National Association (“Wachovia”) received a cash payment in the amount of $1,850,000 towards the settlement of BOSS’s outstanding obligations to it. BOSS will continue to pay-down the balance of its obligations to Wachovia through the orderly liquidation of its remaining assets.

Effective August 5, 2009, GeoPharma, Inc. (the “Company”) consummated its previously reported Second Amended and Restated Note Purchase Agreement (the “Second Restated Whitebox Agreement”) with Whitebox Pharmaceutical Growth Fund, Ltd. (“Whitebox”), pursuant to which the Company has issued two Second Amended and Restated 12% Secured Convertible Promissory Notes, one in the principal amount of $5,000,000 and one in the principal amount of $10,000,000 to Whitebox (collectively, the “Second Restated Notes”). The total principal amount due to Whitebox immediately after the closing is the same as the principal amount due to Whitebox immediately prior to the closing. The Second Restated Notes replace and supersede all prior promissory notes issued to Whitebox, and the Second Restated Whitebox Agreement replaces and supersedes all prior note purchase agreements with Whitebox.

Among other things, the Second Restated Whitebox Agreement and Second Restated Notes amend the prior Whitebox agreements and notes as follows:

•	The Second Restated Whitebox Agreement removes all financial covenants previously imposed on the Company;

•

The Second Restated Whitebox Agreement allows the Company to attempt to arrange a working capital loan secured by the Company’s receivables and inventory, and further provides that if the Company is able to do so, Whitebox will subordinate its existing liens and security interests on the Company’s receivables and inventory on a dollar-for-dollar basis up to $2,000,000, provided that the working capital lender and Whitebox can mutually agree upon the terms of a subordination agreement;

•

The Second Restated Whitebox Agreement further provides that for every $1,000,000 of Second Restated Notes that are paid off by the Company or otherwise converted into equity by Whitebox, the Company will be permitted to incur an additional $500,000 of additional working capital;

•

The Second Restated Whitebox Agreement allows Whitebox to exchange up to $250,000 of principal of the Second Restated Notes per month into shares of the Company’s common stock based on the closing price of the common stock at such time (the “Debt to Equity Exchange”), and provides that any amounts so exchanged will reduce the amount of the Partial Balloon Payment (as defined below) due by the Company to Whitebox on July 1, 2012 on a dollar-for-dollar basis;

•

The Second Restated Whitebox Agreement requires that the Company transfer its real property located at 6950 Bryan Dairy Road, Largo, Florida 33777 to Whitebox by September 1, 2009, and provides that if the Company does so (1) the outstanding principal amount of the $10,000,000 Second Restated Note will be reduced by $2,500,000 and (2) the Company will lease the property back from Whitebox pursuant to a lease to be entered into at such time;

•	The Second Restated Notes require that the Company:

•	make monthly principal payments of $100,000, collectively, in cash, commencing on January 1, 2010 (and the first day of each month thereafter) until Second Restated Notes are repaid; and

•

repay $2,500,000 of principal, collectively (the “Partial Balloon Payment”), in cash, on prior to July 1, 2012, provided that the Partial Balloon Payment will be reduced as a result of any Debt to Equity Exchanges, any principal being converted into equity and any prepayments of principal;

•

While the interest rate remains unchanged at 12%, the Second Restated Notes provide that all remaining interest payments due in 2009 will accrete to principal and, commencing January 1, 2010, one-third of the interest will be payable in cash and the remaining two-thirds will be payable, at the option of Whitebox, by accreting such amount to principal or through the payment of shares of common stock based on 95% of the trading price of the stock at such time;

•

The Second Restated Notes reduce the conversion price of the notes (i.e., the price at which the notes can be converted into the Company’s common stock) from $4.46 per share to $0.75 per share with respect to the $5,000,000 Second Restated Note and $1.50 per share with respect to the $10,000,000 Second Restated Note; and

•	The Second Restated Notes provide that all remaining outstanding principal is due in cash on October 31, 2013.

In connection with the Second Restated Whitebox Agreement, the Company entered into and consummated an agreement with the holders of all of its outstanding 3,975 shares of series B convertible preferred stock (the “Series B Preferred Stock”), pursuant to which such holders agreed to exchange all of such shares into a total of 3,975 shares of series C convertible preferred stock (the “Series C Preferred Stock”), pursuant to a Securities Exchange Agreement dated August 5, 2009 (the “Exchange Agreement”). In connection therewith, on August 5, 2009, the Company filed an amendment to its articles of incorporation with the State of Florida to create the Series C Preferred Stock (the “Certificate of Designation”). Among others, the Series C Preferred Stock differs from the Series B Preferred Stock as follows:

•	Immediately prior to the closing of the Exchange Agreement, the Series B Preferred Stock was paying an annual dividend of 14%. The Series C Preferred Stock pays an annual dividend of 10%.

•

The Series B Preferred Stock dividend was paid quarterly in shares of common stock if the Company met certain equity conditions at that time, and if the Company did not meet those equity conditions, in cash, unless funds were not legally available to pay such dividend in cash, in which event the holder could elect (i) to waive the equity conditions and take the dividend payment in shares of stock, (ii) allow the dividend accrue to the next quarterly dividend payment or (iii) allow the dividend to be accreted to, and increase, the outstanding stated value of the Series B Preferred Stock. In contrast, the Series C Preferred Stock provides that the quarterly dividends automatically will be accreted to, and increase, the outstanding stated value of the Series C Preferred Stock until such time as the Whitebox Second Restated Notes have been repaid in full, at which time all future dividends are required to be paid in cash provided that funds are legally available for the payment of such dividends (and if funds are not so available, the dividends will again be accreted to, and increase, the outstanding stated value).

•

The Series B Preferred Stock was convertible into common stock at any time at the option of the holders of such shares. The Series B Preferred Stock cannot be converted by its holders until the earliest of (i) July 1, 2011, (ii) the date that the principal amount of the Whitebox Restated Notes is less than $5,000,000 and (iii) the trading price of the Company’s common stock is equal to or greater than $2 per share.

•	The conversion price for the Series B Preferred Stock was $6 per share of common stock. The conversion price for the Series C Preferred Stock is $1.50 per share of common stock.

•

The Series C Preferred Stock requires that the Company redeem $200,000 worth of Series C Preferred Stock, pro rata among all holders of such stock, on a monthly basis commencing immediately after the Whitebox Second Restated Notes have been repaid in full, and further requires the Company to redeem the balance of the Series C Preferred Stock on October 1, 2014. The Series B Preferred Stock contained no such provisions.

The Company believes that issuance of the Second Restated Notes and the shares of common stock issuable thereunder and under the Series C Preferred Stock are exempt pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Company believes that exchange of the Series C Preferred Stock for the previously issued Series B Preferred Stock is exempt pursuant to Sections 3(a)(9) and 18(b)(4)(C) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made only to accredited investors and the transfer of the Second Restated Notes has been restricted in accordance with the requirements of the Securities Act. The Company received written representations from the holders thereof regarding, among other things, their accredited status and investment intent.

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

Selling, general and administrative expenses include management and general office salaries, taxes and benefits, advertising and promotional expenses, non-manufacturing and non-pharmaceutical equipment and machinery depreciation and amortization, stock

Interest expense, net, consists of interest expense associated with credit lines, convertible debt, borrowings to finance capital equipment expenditures and other working capital needs and is partially offset by interest income earned on our funds held at banks.

Effective March 31, 2009, we discontinued our distribution segment operations which included Breakthrough Engineered Nutrition and BOSS. For the three months ended June 30, 2009 and 2008, the following amounts, which are included in our consolidated statement of operations as discontinued operations, were attributable to our Distribution segment:

•	Distribution segment revenue of approximately $4.7million and $13.6 million, respectively;

•	Distribution segment gross profits of approximately $627,900 and $2.95 million, respectively;

•	Distribution segment selling, general and administrative expenses of approximately $1.5 million and $2.9 million respectively.

Results of Operations

The table and the comparative analysis below for results of operations of the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, excludes the results of operations of our discontinued operations, the Distribution segment, effective March 31, 2009.

The following table sets forth selected unaudited consolidated statements of operations data as a percentage of revenues for the periods indicated.

	Three Months Ended June 30,
	2009	2008

Revenues	100.0%	100.0%

Cost of goods sold	74.8%	87.7%

Gross profit	25.2%	12.3%

Depreciation and amortization	8.8%	9.3%

Stock compensation expense	16.3%	0.5%

Selling, general and administrative expenses	49%	45.6%

Other income (expense), net	(8.5)%	(3.5)%

Income (loss) before discontinued operations, minority interest, income taxes, preferred dividends	(57.5)%	(50.9)%

Income tax benefit (expense)	—%	10.1%

Preferred stock dividends	1.1%	2.3%

Noncontrolling interest benefit	3.7%	3.1%

Net income (loss) from continuing operations	(54.9)%	(43.2)%

Three Months Ended June 30, 2009, Compared to Three Months Ended June 30, 2008

Our analysis of the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, excludes the results of discontinued operations of the Distribution segment, discontinued on March 31, 2009.

Revenues

Our total revenues decreased approximately $1.2 million, or 18.8%, to approximately $5.2 million for the three months ended June 30, 2009, from approximately $6.4 million for the three months ended June 30, 2008.

Manufacturing revenues decreased approximately $1.7 million, or 27%, to approximately $4.6 million for the three months ended June 30, 2009, as compared to approximately $6.3 million for the three months ended June 30, 2008. During the three months ended June 30, 2009, we experienced a decrease in sales volume driven by the significant weakening of demand for the products that we manufacture for our customers, due to the global economic downturn, which has negatively impacted end user demand for the products we produce in addition to the change in Company policy related to accepting manufacturing orders based on more stringent customer credit policies and related gross profits and margins. Manufacturing capacities and capabilities continue to be increased as we continue to enhance our existing core manufacturing equipment and standard operating procedures. We believe the reduction in demand for the products we produce could continue for some time. Consequently, based on continued economic uncertainty, we believe that it is possible that our manufacturing revenues may decline further in the near future.

Pharmaceutical revenues were approximately $583,000 for the three months ended June 30, 2009 as compared to approximately $124,000 for the previous three month period ended June 30, 2008. Pharmaceutical revenues were comprised of sales of Vetprofen ™ , the Company’s brand of Carprofen, which was approved by the FDA during November 2007. Our Carprofen is sold in three different strengths: 25 mg, 75 mg and 100 mg. Of the total pharmaceutical revenues for the three months ended June 30, 2009, sales were comprised of 493 cases of 25 mg, 502 cases of 75 mg and 250 cases of 100 mg of Carprofen. Of the total pharmaceutical revenues for the three months ended June 30, 2008, sales were comprised of 32 cases of 25 mg, 187 cases of 75 mg and 56 cases of 100 mg of Carprofen

Gross Profit

Our total gross profit increased approximately $515,000 or 65.6%, to approximately $1.3 million for the three months ended June 30, 2009, as compared to approximately $785,000 for the three months ended June 30, 2008. Total gross margins increased to 25.2% for the three months ended June 30, 2009 from 12.2% for the three months ended June 30, 2008.

Manufacturing gross profit remained constant at approximately $1.6 million for both June 30, 2009 and 2008 with manufacturing gross margin increasing to 34.5% for the three months ended June 30, 2009 from 25% for the three months ended June 30, 2008. Gross profit remained constant and gross margin have improved based on a more stringent cost and profitability analysis of possible manufacturing jobs as well as more increased scrutiny on more efficient uses of labor. Tightening overhead costs are in line with our planned improvements surrounding enhanced standard operating and manufacturing procedures in all of our manufacturing plants. We expect that these improvements will continue to increase our visibility in the marketplaces that we compete in for additional business for the upcoming fiscal year.

Pharmaceutical gross profits increased approximately $525,000, or 64.7%, to a gross profit deficit of approximately ($286,000) for the three months ended June 30, 2009, as compared to approximately ($811,000) in gross profit deficit for this business segment for the three months ended June 30, 2008. This was based primarily on the Cephalasporin and Beta-Lactam facilities that have no revenue streams but have costs associated with overall research and product development, and production and laboratory direct labor costs. The Largo, Florida generic drug plant has continued manufacturing and shipping Vetprofen ™ , its branded generic Carprofen, which has assisted in offsetting some of the costs associated with other research and product development, production and laboratory direct costs related to the pharmaceutical segment. The Largo, Florida Cephalasporin and generic drug plants incurred approximately $772,000 of costs with the Baltimore, Maryland Beta-Lactam facility having incurred approximately $96,000 of costs with revenue offsets of approximately $583,000. The drug revenues derived were generated from our generic drug plant in Largo, Florida. We are awaiting FDA facility approval of both the Baltimore, Maryland Beta-Lactam and the Largo, Florida Cephalosporin drug facility plants and we estimate and anticipate that we will begin to derive revenues during the second or third quarter of the fiscal year ending March 31, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist of advertising and promotional expenses; stock compensation costs, insurance costs, research and development costs associated with the generic drug segment, personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and non- manufacturing and non-pharmaceutical machinery and equipment depreciation and amortization expenses. Selling, general and administrative expenses, inclusive of stock compensation and depreciation and amortization expenses, increased approximately $35,000, or 1.0%, to approximately $3.9 million for the three months ended June 30, 2009, as compared to approximately $3.8 million for the three months ended June 30, 2008. An increase of approximately $35,000 was due to the increase approximately $543,000 increase in the stock compensation expense directly related to the issuance of 3-year restricted stock awards; all of which were partially offset by a decrease of approximately $89,000 in Accounting and Legal expenses, a decrease of approximately $140,000 in salaries and consulting fees; a decrease of approximately $32,000 in repair and maintenance; a decrease of approximately $49,000 in travel related expenses, a decrease in office expense of $11,000, a decrease in license fees of $42,000 related to Belcher Pharmaceutical manufacturing locations and a decrease in depreciation of $137,000. As a percentage of sales, selling, general and administrative expenses increased to 65.8% for the three months ended June 30, 2009, from 57.1% for the three months ended June 30, 2008.

Operating Income (Loss)

Operating loss was approximately $2.5 million, or 49% of revenues for the three months ended June 30, 2009, compared to an operating loss of approximately $3.0 million, or 47.4% of revenues for the three months ended June 30, 2008. Although we have instituted cost reduction initiatives, the continued economic uncertainty and potential further decline in our revenues could cause us to operate in an operating loss position in the near future.

Other Income (Expense), Net

Other income (expense), net was approximately $(442,000) for the three months ended June 30, 2009, compared to approximately $(226,000) for the three months ended June 30, 2008. Interest income (expense), net, was approximately $(455,000) for the three months ended June 30, 2009, compared to approximately $(378,000) for the three months ended June 30, 2008. The increase in interest expense was primarily attributable to interest expense associated with our convertible debt in addition to our short-term obligations issued during fiscal 2008, and was partially offset by interest capitalized on our generic pharmaceutical leasehold construction during 2008. For the three months ended June 30, 2009, and 2008 other income (expense), net, of approximately $12,000 and $153,000, primarily consisted of allowances on prior year vendor balances.

Income Tax Benefit (Expense)

For the three months ended June 30, 2009, we had recorded approximately $0 of income tax benefit as compared to approximately $634,000 of income tax benefit for the three months ended June 30, 2008. The change in tax benefit was based on our tax calculation of temporary and permanent differences using the effective tax rates applied to our net loss for the period, changes in information gained related to underlying assumptions about our future operations, as well as the utilization of available operating loss carryforwards. In accordance with SFAS No. 109, “Accounting for Income Taxes,” we have evaluated whether it is more likely than not that the deferred tax asset will be realized.

Inflation and Seasonality

We believe that there was no material effect on our operations or our financial condition as a result of inflation as of and for the three months ended June 30, 2009 and 2008. We also believe that our business is not seasonal, however significant promotional activities can have a direct impact on our sales volume in any given quarter.

Economic and Industry Conditions

We believe the global economy is in recession and we first began to see significant adverse effects of this during our quarter ended December 31, 2008, as there was a significant reduction in end user demand for the products we manufacture and distribute, primarily based on the decline of end user discretionary income available for spending. We believe our financial results for the quarter ended June 30, 2009 reflect the continuation and acceleration of a softening of demand for our products driven by the global economic downturn. We believe the decline in our revenues generally was consistent with the decrease in overall industry demand. We believe that the significant decline in economic and industry conditions has had a negative effect, that we are unable to quantify, on our operations and our financial condition as of and for the three months ended June 30, 2009. There are many factors that make it difficult for us to predict future revenue trends for our business, including the duration of the global economic downturn and quarter to quarter changes in customer orders regardless of industry strength. Should there be a continued material deterioration of economic or industry conditions, our results of operations could further be impacted in any given quarter.

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

Financial Condition, Liquidity and Capital Resources

We had approximately $75,000 of cash and cash equivalents as of June 30, 2009, a decrease from approximately $90,000 as of March 31, 2009. We had a working capital deficit of approximately $12 million as of June 30, 2009, inclusive of current portion of convertible and other long-term obligations. As of March 31, 2009, we had working capital deficit of approximately $9.2 million, inclusive of current portion of long-term obligations. As of June 30, 2009 and March 31, 2009, our liquidity is affected by our certificates of deposit of approximately $5.4 million for both periods which is included in current assets of which $5 million is pledged as collateral for our short-term obligation to First Community Bank of America.

We have financed our operations and growth primarily through cash flows from operations, borrowing under our revolving credit facility, operating leases, trade payables, the issuance of short-term obligations, and the receipt of $15 million of gross private placement proceeds based on our April 2008 $5 million and our April 2007 $10 million convertible preferred stock private placement together with our March 2004 $5 million convertible preferred stock.

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

In September 2008, Jugal Taneja, the Company’s Chairman of the Board of Directors, loaned the Company $150,000. Interest on the note is at the rate of 7% per annum. The balance of the note, together with accrued interest, is due and payable on or before March 31, 2010. Proceeds were used for working capital.

On September 30, 2008, the Company issued an $800,000 promissory note to First Community Bank of America. The note is payable in six consecutive monthly payments of accrued interest only, commencing on October 30, 2008, and 54 monthly consecutive principal and interest payments of approximately $17,166, commencing April 30, 2009, at the rate of 6.5% per annum. In any event, all principal and accrued interest shall be due and payable on September 30, 2013. The note is secured by equipment as described in a Commercial Security Agreement issued to FCB on September 30, 2008. In addition, Jugal Taneja, the Company’s Chairman of the Board of Directors, assigned, as collateral security for the note, his certificate of deposit account with FCB in the amount of $400,000. Proceeds of the note were used for the purchase of equipment. Future advances under the note are to be used for equipment purchases. The principal balance of the note was $737,824 at June 30, 2009.

On December 8, 2008, a holder of 1,025 shares of Company 6% convertible preferred stock, Series B, $.01 par value, converted such shares into 235,092 shares of Company common stock, at a set conversion price of $4.36 per common share. The closing price of the Company’s common stock was $.40 at the close of business for the Nasdaq Capital Market on December 5, 2008.

On June 25, 2009 the Compensation Committee awarded the company’s management and directors as a portion of its compensation for the fiscal year ending March 31, 2010, 2,225,000 shares with a fair market value of $1,757,750 based on the closing price on Nasdaq on the date of grant. The Company has not issued those shares as of June 30, 2009 and therefore have recorded a liability for the same amount.

THREE MONTH ENDED JUNE 30, 2009 CASH FLOW ANALYSIS

The following table summarizes our cash flows from operating, investing and financing activities for each of the three months ended June 30, 2009 and 2008:

Three Months Ended June 30,	2009	2008
Total cash provided by (used in):
Operating activities	$326,230	$(1,736,717)

Investing activities	$(213,728)	$(1,864,849)

Financing activities	$(128,343)	$5,081,344

Increase (decrease) in cash and cash equivalents	$(15,841)	$1,479,778

Operating Activities

Net cash provided in operating activities was approximately $326,000 for the three months ended June 30, 2009, as compared to net cash used in operating activities of approximately $1.7 million for the three months ended June 30, 2008.

We incurred a net loss before preferred stock dividends of approximately $3.8 million for the three months ended June 30, 2009, compared to a net loss before preferred stock dividends of approximately $2.6 million for the nine months ended June 30, 2008. The changes in operating assets and liabilities were due primarily to the decrease in accounts receivable, inventories, prepaid expenses and other current assets, and an increase in accrued expenses and other payables, all of which were partially offset by an decrease in accounts payable. The decrease in accounts receivable was primarily due to a decrease in credit sales and our increased collection efforts. Inventories decreased primarily due to changes in our product mix and our efforts to improve our levels of inventory on hand. The decrease in prepaid expenses and other current assets was primarily due to the timing of insurance policy renewals. The increase in accrued expenses and other payables resulted from the timing of vendor payments. The decrease in accounts payable resulted primarily from the timing of vendor payments.

Investing Activities

Net cash used in investing activities was approximately $214,000 for the three months ended June 30, 2009, as compared to net cash used of approximately $1.9 million for the three months ended June 30, 2008. The change in the three months ended June 30, 2009 was due primarily to leasehold improvement purchases and usage related to the minority interest associated with American Antibiotics plant in Baltimore, Maryland.

Financing Activities

Net cash used by financing activities was approximately $128,000 for the three months ended June 30, 2009, as compared to net cash provided by financing activities of approximately $5.1 million for the three months ended June 30, 2008. The change in the three months ended June 30, 2009 was primarily attributable to payments of short-term obligations.

In light of curing our default on our obligations with Wachovia and Whitebox, we believe that cash expected to be generated from operations, current cash reserves, and existing financial arrangements is not sufficient to meet our capital expenditures and working capital needs for our operations as presently conducted. Our future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities, expected results from recent procedural changes surrounding the acceptance of manufacturing sales orders, and possible acquisitions. In particular, we have added additional manufacturing lines and have purchased additional fully automated manufacturing equipment to meet our present and future growth. Our plans may require the leasing of additional facilities and/or the leasing or purchase of additional equipment in the future to accommodate further expansion of our manufacturing, warehousing and related storage needs.

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

Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. They have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of June 30, 2009, as further described below.

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

Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2009.

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

Our management evaluated, under the supervision and with the participation of our CEO and our CFO, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009.

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

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of June 30, 2009 and March 31, 2009 should have a material adverse impact on its financial condition or results of operations.

Item 1A.	RISK FACTORS.

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A. to Part I” of our Annual Report on Form 10-K for the year ended March 31, 2009. We do not believe there have been any material changes in our risk factors since the filing of our Annual Report on Form 10-K for the year ended March 31, 2009 other than additional risks related to worldwide economic and industry conditions. However, we may update our risk factors in our SEC filings from time to time for clarification purposes or to include additional information, at management’s discretion, even when there have been no material changes. The following risk factor is being added to provide additional information.

The Demand for Our Products and Our Business May be Adversely Affected by Worldwide Economic and Industry Conditions: Our business is affected by economic and industry conditions and our revenues are dependent upon demand for our products. Demand, in turn, is impacted by industry cycles and the availability of end user discretionary income, both of which can dramatically affect our business. These cycles may be characterized by decreases in product demand, excess customer inventories, and accelerated erosion of prices. The global economy is currently in recession and we first began to see adverse effects of this in our fiscal quarter ended December 31, 2008, as the reduction in end user demand for our products caused a reduction in demand for our products by our customers. We believe the further weakening of the U.S. and global economy and the continued stress in the financial markets has deepened the current economic downturn and caused a significant decrease in demand for our products during the fiscal quarter ended June 30, 2009, as our revenues decreased over 18% from the June 2008 fiscal quarter.

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

Not applicable

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

GeoPharma, Inc.

Date: August 14, 2009	By:	/s/ Mihir K. Taneja
Mihir K. Taneja
Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

Date: August 14, 2009	By:	/s/ Carol Dore-Falcone
Carol Dore-Falcone
Senior Vice President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)