Form 10-Q
period 2009-09-30
GeoPharma, Inc.
filed 2009-11-23
CIK 1098315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of November 11, 2009 was 19,647,374.

PART I – FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of September 30, and March 31, 2009

	September 30, 2009	March 31, 2009
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$258,548	$90,346
Certificates of deposit	5,459,852	5,377,397
Accounts receivable, net	1,797,506	2,119,279
Accounts receivable, other	279,507	22,055
Inventories, net	5,935,374	6,537,937
Prepaid expenses and other current assets	522,775	421,964
Deferred tax asset, net	216,887	—
Assets to be disposed of	627,824	4,760,100

Total current assets	$15,098,273	$19,329,078

Property, plant, leasehold improvements and equipment, net	10,485,787	11,458,195
Goodwill, net	728,896	728,896
Deferred compensation	2,621,454	2,969,412
Intangible assets, net	5,859,081	6,109,812
Deferred tax asset, net	3,775,609	5,254,976
Notes receivable, net	500,000	500,000
Investment in unconsolidated affiliate	1,594,502	1,594,502
Other assets, net	1,105,649	1,091,529
Assets to be disposed of	13,004	1,267,722

Total assets	$41,782,225	$50,304,122

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,723,094	$5,056,351
Notes payable	5,880,589	5,630,488
Current portion - long-term obligations	1,036,814	2,826,737
Current portion - convertible debt	3,700,000	2,800,000
Accrued expenses, related party and other liabilities	6,527,214	4,479,289
<Liabilities to be disposed of	757,727	7,753,051

Total current liabilities	$26,625,438	$28,545,916

Long-term obligations, less current portion	3,164,504	2,193,747
Long-term obligations - convertible debt	12,200,000	12,200,000

Total liabilities	$41,989,942	$42,939,663

Commitments and contingencies

Shareholders’ equity:
6% convertible preferred stock, Series B, $.01 par value (5,000 shares authorized, 478 shares issued and outstanding; liquidation preference $478,000)	5	40
10% convertible preferred stock, Series C, $.01 par value (5,000 shares authorized, 3,498 shares issued and outstanding; liquidation preference $3,498,000)	35	—
Common stock, $.01 par value; 24,000,000 shares authorized; 19,647,374 and 18,177,500 shares issued and outstanding	196,474	181,775
Treasury stock (65,428 common shares, $.01 par value)	(654)	(654)
Additional paid-in capital	67,642,925	66,852,176
Retained earnings (deficit)	(65,496,372)	(57,147,538)

Total GeoPharma shareholders’ equity	$2,342,413	$9,885,799
Noncontrolling interest	(2,549,530)	(2,521,340)

Total equity/(deficit)	$(207,717)	$7,364,459

Total liabilities and equity/(deficit)	$41,782,225	$50,304,122

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Manufacturing	3,003,103	4,560,758	7,622,861	10,862,924
Pharmaceutical	404,487	534,006	986,993	658,443

Total revenues	$3,407,590	$5,094,764	$8,609,854	$11,521,367

Cost of goods sold:
Manufacturing	2,218,627	3,007,286	5,131,059	7,760,100
Pharmaceutical	588,711	823,528	1,232,634	1,250,467

Total cost of goods sold	$2,807,338	$3,830,814	$6,363,693	$9,010,567

Gross profit:
Manufacturing	784,476	1,553,472	2,491,802	3,102,824
Pharmaceutical	(184,244)	(289,522)	(245,641)	(592,024)

Total gross profit	$600,252	$1,263,950	$2,246,161	$2,510,800

Selling, general and administrative expenses:
Selling, general and administrative expenses	2,857,471	2,915,780	5,463,108	5,701,272
Stock compensation expense	709,186	368,067	1,558,501	643,559
Research and development	291,202	500,950	667,319	1,151,901
Depreciation and amortization	414,194	539,678	830,430	1,016,244

Total selling, general and administrative expenses	$4,272,053	$4,324,475	$8,519,358	$8,512,976

Operating income (loss) before other income and expense, noncontrolling interest, income taxes and discontinued operations	$(3,671,801)	$(3,060,525)	$(6,273,197)	$(6,002,176)
Other income (expense), net:
Interest income (expense), net	(543,666)	(422,635)	(998,226)	(801,602)
Other income (expense), net	1,039,891	177	1,052,023	2,277

Total other income (expense), net	$496,225	$(422,458)	$53,797	$(799,325)

Income (loss) before noncontrolling interest, income taxes and discontinued operations	$(3,175,576)	$(3,482,983)	$(6,219,400)	$(6,801,501)
Noncontrolling interest benefit (expense)	(165,259)	172,688	28,190	370,424
Income tax benefit (expense)	—	955,500	—	1,617,900

Net income (loss) from continuing operations	$(3,340,835)	$(2,354,795)	$(6,191,210)	$(4,813,177)
Discontinued operations:
Revenues: Distribution	$—	$10,944,987	$4,709,292	$24,543,691
Cost of goods sold: Distribution	—	9,203,811	4,095,792	19,855,501

Gross profit(deficit):Distribution	$—	$1,741,176	$613,500	$4,688,190
Selling, general and administrative expenses: Distribution	348,084	3,410,520	1,982,568	6,243,130
Loss on the sale of BOSS assets	661,424	—	661,424	—
Distribution segment exit income (expense)	—	—	—	—

Discontinued operations net loss (net of income tax)	$(1,009,508)	$(1,669,344)	$(2,030,492)	$(1,544,265)

Net income (loss)	$(4,350,343)	$(4,024,139)	$(8,221,702)	$(6,367,442)
Preferred stock dividends	69,129	137,500	127,129	287,300

Net income (loss) available to common shareholders	$(4,419,472)	$(4,161,639)	$(8,348,831)	$(6,654,742)

Basic income (loss) per share	$(0.18)	$(0.15)	$(0.32)	(0.33)

Basic weighted average number of common shares outstanding	19,319,598	16,396,092	19,275,142	15,544,306

Diluted income (loss) per share	$(0.18)	$(0.15)	$(0.32)	$(0.33)

Diluted weighted average number of common shares outstanding	19,319,598	16,396,092	19,275,142	15,544,306

Basic and diluted discontinued operations income(loss) per share	$(0.05)	$(0.10)	$(0.11)	$(0.10)

See accompanying notes to condensed consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,221,702)	$(6,367,442)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, leasehold and intangible amortization	1,691,460	1,393,009
Income tax expense (benefit)	—	(1,618,700)
Gain on rent and interest cancellation	(1,015,853)	—
Loss on sale of assets – BOSS	661,424	—
Amortization of stock deferred compensation	1,314,751	674,417
Accrued interest income	(82,455)	(38,815)
Common stock issued for interest payment	—	337,546
Common stock issued for payment of consulting fees	—	24,000
Changes in operating assets and liabilities:
Accounts receivable, net	982,679	3,044,388
Accounts receivable, other	(18,610)	21,068
Inventories, net	1,502,139	471,420
Prepaid expenses and other current assets	111,232	725,093
Federal tax refund	1,262,480	—
Other assets, net	13,838	(134,464)
Accounts payable	332,862	(2,337,602)
Accrued expenses, related party and other payables	1,014,652	1,379,553

Net cash provided by (used in) operating activities	$(451,103)	$(2,426,529)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, leasehold improvements and equipment	$(5,427)	$(436,412)
(Purchase) sale of intangible assets	—	(1,599,915)
Proceeds from sale of BOSS assets	2,223,351	—
Proceeds (uses) due to noncontrolling interest investment, net	(28,190)	(370,424)
Repayments of notes receivable	—	12,955

Net cash provided by (used in) investing activities	$2,189,735	$(2,393,796)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement – Convertible debt	$—	$5,000,000
Proceeds (repayments) from credit line, net	(1,818,000)	595,000
Proceeds from issuance of long-term obligations	—	334,130
Proceeds from issuance of related party obligations	795,862	150,000
Proceeds from vested stock options exercised	—	8,500
Payments for private placement fees	—	(24,603)
Payments of acquisition costs	—	(10,000)
Payments of short-term obligations	(210,554)	(290,230)
Payments of long-term obligations	(337,737)	(105,104)

Net cash provided by (used in) financing activities	$(1,570,429)	$5,657,693

Net increase (decrease) in cash	$168,202	$837,368
Cash at beginning of period	90,346	523,802

Cash at end of period	$258,548	$1,361,170

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$258,548	$261,356

Cash paid for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of common stock to be issued to pay preferred stock dividends	$201,135	$287,300

Value of restricted common stock to be issued for deferred compensation	$966,763	$2,221,771

Increase in convertible debt for the accretion of interest payable	$900,000	$—

Value of common stock to be issued for payment of accrued interest expense	$—	$865,059

Increase in other assets and deferred revenue	$—	$488,370

Value of common stock issued for payment of consulting fees	$154,313	$24,691

See accompanying notes to condensed consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-K as of and for the years ended March 31, 2009 and 2008 as filed with the Securities and Exchange Commission on June 30, 2009.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

The condensed consolidated financial statements as of and for the three and six months ended September 30, 2009 include the accounts of GeoPharma, Inc. (the “Company”), (“GeoPharma”), which is continuing to do manufacturing business as Innovative Health Products, Inc. (“Innovative”), and its wholly-owned subsidiaries IHP Marketing, Inc. (“IHP Marketing”), Breakthrough Engineered Nutrition, Inc. (“Breakthrough”), Breakthrough Marketing, Inc. (“Breakthrough Marketing”), Belcher Pharmaceuticals, Inc. (“Belcher”), Belcher Capital Corporation (“Belcher Capital”), Libi Labs, Inc. (“Libi Labs”) and its 51% owned LLC, American Antibiotics, which is accounted for given the consideration of the 49% minority interest, EZ-Med Company (“EZ-Med”), Dynamic Health Products, Inc. (“BOSS”) and its 40% owned corporation Acellis Biosciences, Inc. (“Acellis”), a Florida corporation. As of March 31, 2009, BOSS and Breakthrough are accounted for as discontinued operations. All transactions relating to significant intercompany balances and transactions have been eliminated in consolidation.

b. Industry Segments

In accordance with the provisions of “Disclosures about Segments of an Enterprise and Related Information”, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker (“CODM”) related to the allocation of resources and in the resulting assessment of the segment’s overall performance. The measure used by the Company’s CODM is a business segment’s gross profit. As of and for the three and six months ended September 30, 2009, and as of March 31, 2009, the Company had two continuing industry segments that accompany corporate: manufacturing and pharmaceutical. For the three and six months ended September 30, 2008, the Company had three industry segments that accompany corporate: manufacturing, distribution and pharmaceutical. Effective March 31, 2009, the Company discontinued its Distribution segment.

Each of the continuing business segments total revenues for the three and six months ended September 30, 2009 and 2008 are presented on the face of the statements of operations. The $41,141,397 of the continuing business segment total assets as of September 30, 2009 were comprised of $13,825,095 attributable to corporate, $12,179,440 attributable to manufacturing, and $15,136,862 attributable to pharmaceutical. The $44,276,300, of total assets as of March 31, 2009 were comprised of $16,079,021 attributable to corporate, $14,280,086 attributable to manufacturing, and $13,917,193 attributable to pharmaceutical.

c. Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

d. Certificate of Deposit

Certificate of deposits amounting to $5,459,852 at September 30, 2009 earn interest at a rate of 3.16% per annum, matures on October 8, 2009, and has been assigned as collateral for the $5 million note payable to First Community Bank of America, due on October 6, 2009.

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

h. Intangible Assets

Intangible assets consist primarily of goodwill, loan costs, customer lists, a distributor agreement and intellectual property (including generic drug ANDAs). “Goodwill and Other Intangibles” requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company has selected January 1 as the annual date to test these assets for impairment. Also required is that intangible assets with definite useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. The unamortized balance of the intellectual property, including generic drug ANDAs, as of September 30, 2009 and March 31, 2009 was $4,180,780 and $5,224,979, respectively. Based on the required analyses performed as of that annual test date, an impairment loss was required to be recorded for the three and six months ended September 30, 2009 of $435,000 as related to the Distribution segment intellectual property with an impairment loss of $615,617 required to be recorded for the fiscal year ended March 31, 2009 based on discontinuance of the Distribution segment.

For the three and six months ended September 30, 2009 and 2008, amortization expense associated with goodwill was $0. The unamortized balance of goodwill at September 30, and March 31, 2009 was $728,896. No impairment loss was required to be recorded for the three and six months ended September 30, 2009 with an impairment loss of $12,696,597 required to be recorded for the year ended March 31, 2009 as related to the March 31, 2009 discontinuance of the Distribution segment.

i. Impairment of Assets

In accordance with the “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. See Note h, Intangible Assets, above for the impairment losses recorded.

j. Income Taxes

The Company utilizes the guidance provided in the “Accounting for Income Taxes”. Under this liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities.

k. Earnings (Loss) Per Common Share

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. The reconciliation between basic and fully diluted shares for the three and six months ended September 30, 2009 and 208 are as follows:

	For the Three Months Ended		For the Six Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income (loss) per share – basic:

Net income (loss)	$(4,419,472)	$(4,161,639)	$(8,348,831)	$(6,654,742)

Weighted average shares – basic	19,319,598	16,396,092	19,275,142	15,544,306

Net income (loss) per share – basic	$(0.23)	$(0.25)	$(0.43)	$(0.43)

Net income (loss) per share – diluted:

Net income (loss)	$(4,419,472)	$(4,161,639)	$(8,348,831)	$(6,654,742)

Preferred stock dividends	—	—	—	—

	$(4,419,472)	$(4,161,639)	$(8,348,831)	$(6,654,742)

Weighted average shares – basic	19,319,598	16,396,092	19,275,142	15,544,306

Effect of convertible instruments prior to conversion	—	—	—	—

Effect of warrants prior to conversion	—	—	—	—

Effect of stock options	—	—	—	—

Weighted average shares – diluted	19,319,598	16,396,092	19,275,142	15,544,306

Net income (loss) per share – diluted	$(0.23)	$(0.25)	$(0.43)	$(0.43)

For the three months ended September 30, 2009, 4,587,156 shares issuable upon conversion of convertible instruments, warrants on 1,105,923 shares of common stock and 1,866,518 shares issuable upon exercise of stock options were not included in the computation of diluted earnings (loss) per share because their effects were anti-dilutive. For the three months ended September 30, 2008, 4,587,156 shares issuable upon conversion of convertible instruments, warrants on 1,105,923 shares of common stock and 1,866,518 shares issuable upon exercise of stock options were not included in the computation of diluted earnings (loss) per share because their effects were anti-dilutive.

For the six months ended September 30, 2009, 4,587,156 shares issuable upon conversion of convertible instruments, warrants on 1,105,923 shares of common stock and 1,866,518 shares issuable upon exercise of stock options were not included in the computation of diluted earnings (loss) per share because their effects were anti-dilutive. For the six months ended September 30, 2008, 4,587,156 shares issuable upon conversion of convertible instruments, warrants on 1,105,923 shares of common stock and 1,866,518 shares issuable upon exercise of stock options were not included in the computation of diluted earnings (loss) per share because their effects were anti-dilutive.

l. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates, assumptions and apply certain critical accounting policies that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at September 30, 2009 and March 31, 2009, as well as the reported amounts of revenues and expenses for the three and six months ended September 30, 2009 and 2008. Estimates and assumptions used in our financial statements are based on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions also require the application of certain accounting policies, many of which require estimates and assumptions about future events and their effect on amounts reported in the financial statements and related notes. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on our financial condition, results of operations and cash flows.

m. Concentration of Credit Risk

Concentrations of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable, net from continuing operations. At September 30, 2009, three customers individually exceeded 5% of our total consolidating accounts receivable, net from continuing operations, Supplement Synergy with 17.4%, Vetquinol with 10.1% and Intelligent Beauty with 7.5% of the total of consolidated trade accounts receivable, net from continuing operations. At March 31, 2009, two customers individually exceeded 5% of our total consolidating accounts receivable, net from continuing operations, Supplement Synergy with 12% and Vetquinol with 11.7% of the total of consolidated trade accounts receivable, net from continuing operations.

For the three months ended September 30, 2009, seven customers individually exceeded 5% of our total consolidated revenues from continuing operations which included Intelligent Beauty for 12.5%, Rausche-Bekke for 12.29%, Health4Wealth for 10.9%, Central Coast Nutrition for 8.6%, Sogeval for 7.1% and IDS for 5.8%, in relation to total consolidated revenues, and for the three months ended September 30, 2008, one customers individually exceeded 5% of our total consolidated revenues from continuing operations which included Central Coast for 5%, in relation to total consolidated revenues from continuing operations.

For the six months ended September 30, 2009, six customers individually exceeded 5% of our total consolidated revenues from continuing operations which included Intelligent Beauty for 15.1%, Central Coast Nutraceuticals for 12.5%, IDS for 11.9%, Health4Wealth for 7.1%, Sogeval for 6.3% and Rausche-Bekke for 5.1%, in relation to total consolidated revenues, and for the six months ended September 30, 2008, one customer individually exceeded 5% of our total consolidated revenues from continuing operations which included Jacks Distribution for 6.3%, in relation to total consolidated revenues from continuing operations.

The Company has no concentration of customers within specific geographic areas outside the United States that would give rise to significant geographic credit risk.

n. Revenue and Cost of Goods Sold Recognition

In accordance with “Revenue Recognition in Financial Statements”, revenues are recognized by the Company when the merchandise is shipped which is when title and risk of loss has passed to the external customer. The Company analyzes the status of the allowance for uncollectible accounts based on historical experience, customer history and overall credit outstanding.

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

o. Advertising Costs

In accordance with “Reporting on Advertising Costs”, the Company charges advertising costs, including those for catalog sales and direct mail, to expense as incurred. Advertising expenses are included in selling, general and administrative expenses for continuing operations in the statements of operations and were $0 and $4,389 for the three months ended September 30, 2009 and 2008, respectively and were $0 and $6,338 for the six months ended September 30, 2009.

p. Research and Development Costs

Costs incurred to develop our generic pharmaceutical products are expensed as incurred and charged to research and development (“R&D”). R&D expenses for the three months ended September 30, 2009 and 2008 were $291,202 and $500,950 respectively and for the six months ended September 30, 2009 and 2008 were $667,319 and $1,151,901.

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

Short-term and Long-term Obligations: The fair value of the Company’s fixed-rate short-term and long-term obligations are estimated using the discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At September 30, 2009 and March 31, 2009, the fair value of the Company’s short-term and long-term obligations approximated their carrying value.

Credit Line Payable: The carrying amount of the Company’s credit line payable approximates fair market value since the interest rate on this instrument corresponds to market interest rates.

r. Reclassifications

Certain reclassifications have been made to the financial statements as of March 31, 2009 and for the three and six months ended September 30, 2008 to conform to the presentation as of and for the three and six months ended September 30, 2009.

s. Stock-Based Compensation

In accordance with “Share-Based Payments”, it requires the cost relating to share-based payment transactions in which an entity exchanges its equity instruments for goods and services from either employees or non-employees be recognized in the financial statements as the goods are received or when the services are rendered. That cost will be measured based on the fair value of the equity instrument issued and applies to all of our existing outstanding vested share-based payment stock option awards as well as any and all future awards. We elected to use the modified prospective transition as opposed to the modified retrospective transition method such that financial statements prior to adoption remain unchanged. The Black-Scholes option pricing model was applied to value the Company’s stock option compensation expense as was used by the Company previously in the pro forma disclosures.

t. Liquidity and Financial Condition

As of September 30, 2009, we had a year-to-date net loss of $8.3 million and negative working capital of $11.1 million, and an accumulated deficit of $65 million. The negative working capital of $11.1 million, includes $15.9 million of convertible debt which is primarily serviced in the Company’s common stock and not in cash. Although these factors alone may raise doubts as to our operating ability for the next twelve months, the Company has taken several actions to mitigate such risk. These actions include the reduction of employee headcounts, the discontinuance of the Distribution business segment and subsequent sale of certain Distribution segment assets.

The renegotiation of the Company’s $15 million convertible debt, the release and subordination of a certain amount of accounts receivable, inventory and the building which will allow the Company to raise cash for working capital and the Company has negotiated an elimination of their $3,500,000 note payable in Exchange for a $1,000,000 principal payment, in addition to the Company’s negotiations surrounding the sale of licensed pharmaceutical finished goods in the American Antibiotics Baltimore and Belcher Pharmaceutical facilities as a bridge to receiving the U.S. Food and Drug Administration (FDA) pending drug approval. The Company expects to begin recognizing these finished goods sales revenues sometime in the fourth fiscal quarter ending March 31, 2010. The Company has received correspondence in regards to one the Company’s pending drug approvals but the Company can not give a timeline at this time as to when the FDA will grant its drug approval.

NOTE 3 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consist of the following:

	September 30, 2009	March 31, 2009
	(Unaudited)
Trade accounts receivable	$3,029,584	$2,875,830
Less allowance for uncollectible accounts	(1,232,078)	(756,551)

	$1,797,506	$2,119,279

As of September 30, 2009, the total accounts receivable balance of $3,029,584 includes $2,305,050 related to the Company’s manufacturing segment and $724,534 related to the Company’s pharmaceutical segment. As of March 31, 2009, the total accounts receivable balance of $2,875,830 includes $2,202,697 related to the Company’s manufacturing segment and $673,133 related to the Company’s pharmaceutical segment.

As of September 30, and March 31, 2009, the allowance for doubtful accounts balance consisted of the following:

	September 30, 2009	March 31, 2009
	(Unaudited)
Beginning balance	$(756,551)	$(756,551)
Provision for doubtful accounts	(475,527)	(—)
Accounts written off	—	—

Ending balance	$(1,232,078)	$(756,551)

The Company recognizes revenues for product sales when title and risk of loss pass to its external customers and analyzes the status of the allowance for uncollectible accounts based on historical experience, customer history and overall credit outstanding.

NOTE 4 – INVENTORIES, NET

Inventories, net, consist of the following:

	September 30, 2009	March 31, 2009
	(Unaudited)
Processed raw materials and packaging	$4,035,178	$4,771,481
Work in process	448,880	695,101
Finished goods	1,591,786	1,076,355

	$6,075,844	$6,542,937
Less reserve for obsolescence	(140,470)	(5,000)

	$5,935,374	$6,537,937

As of September 30, 2009, the total inventory balance of $6,075,844 includes $3,844,760 related to the Company’s manufacturing segment and $2,231,084 related to the Company’s pharmaceutical segment. As of March 31, 2009, the total inventory balance of $6,542,937 includes $4,376,036 related to the Company’s manufacturing segment and $2,166,901 related to the Company’s pharmaceutical segment.

As of September 30, and March 31, 2009, the reserve for obsolete inventory consisted of the following:

	September 30, 2009	March 31, 2009
Beginning balance	$(5,000)	$(5,000)
Provision for doubtful inventory	(135,470)	(—)
Obsolete inventory written off	—	—

Ending balance	$(140,470)	$(5,000)

NOTE 5 – DEFERRED COMPENSATION

The deferred compensation of $3,412,411 and $2,969,412 as of September 30 and March 31, 2009, respectively, relates to corporate and is amortized over its three-year life, the length of the requisite service period. The deferred compensation asset relates to shares of 3-year restricted common stock issued pursuant to the 2005-2009 Compensation Incentive Plan effective beginning with the fiscal year ended March 31, 2006. The Plan documents the incentive plan and related awards for Plan achievements for the Chairman of the Board of Directors and the Company’s executive officers, which include the Chief Executive Officer, the President, the Senior Vice President/Chief Financial Officer and the Vice President/General Counsel as well as shares that are awarded by the Compensation Committee, an independent subcommittee of the Company’s Board of Directors, that are a portion of the Officers’ salaries. The asset award was recorded as of June 30, 2009 based on the number of shares awarded and the discounted fair market value of the restricted stock the date of the award and is amortized over its three-year life, the length of the requisite service period.

NOTE 6 – INCOME TAXES

To Come By Amendment

At September 30, 2009 and 2008, the Company has a net operating loss carryforward of approximately $20,129,265 and $13,682,000, respectively, to offset future taxable income. The tax net operating loss carryforwards begin to expire in 2021.

NOTE 7 – CONVERTIBLE DEBT AND PREFERRED STOCK

Effective October 15, 2009, GeoPharma, Inc. (the “Company”) consummated its previously reported Second Amended and Restated Note Purchase Agreement (the “Second Restated Whitebox Agreement”) with Whitebox Pharmaceutical Growth Fund, Ltd. (“Whitebox”), pursuant to which the Company has issued two Second Amended and Restated 12% Secured Convertible Promissory Notes, one in the principal amount of $5,000,000 and one in the principal amount of $10,000,000 to Whitebox (collectively, the “Second Restated Notes”). The total principal amount due to Whitebox immediately after the closing is the same as the principal amount due to Whitebox immediately prior to the closing with the exception that the $900,000 interest due accreted to the convertible debt. The Second Restated Notes replace and supersede all prior promissory notes issued to Whitebox, and the Second Restated Whitebox Agreement replaces and supersedes all prior note purchase agreements with Whitebox.

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

NOTE 8 – DISCONTINUED OPERATIONS AND SALE OF CERTAIN ASSETS

During year ended March 31, 2009, the Company adopted a plan to discontinue the Distribution segment which includes Breakthrough and BOSS. The decision further was to hold BOSS out for sale based on decreasing margins and decreasing sales and existing cash flows thus leading the segment to operate unprofitably. Additionally the Company was unable to secure credit line financing which enabled the Company to operate previously.

Presented below are the discontinued operations BOSS at March 31, 2009 and the net liabilities of the discontinued operations of Breakthrough as of September 30 and March 31, 2009. BOSS is excluded from September 30, 2009 as certain assets were sold July 1, 2009.

	September 30, 2009	March 31, 2009

Balance Sheet:

Assets to be disposed of:

Trade accounts receivable, net	$8,024	$928,236

Accounts receivable, other, net	110,128	511,082

Inventory, net	509,672	3,108,744

Prepaid expenses	—	212,038

Total current assets to be disposed of	$627,824	$4,760,100

Property, plant and equipment, net	13,004	618,534

Other assets	—	649,188

Total assets to be disposed of	$640,828	$6,027,822

Liabilities to be disposed of:

Accounts payable	$410,269	$3,744,148

Credit line payable	—	2,182,000

Accrued expenses and other liabilities	347,458	1,826,903

Total liabilities to be disposed of	$757,727	$7,753,051

	For the three months ended September 30,		For the six months ended September 30,
	2009	2008	2009	2008

Income Statement:

Loss from operations of the discontinued component	$(1,009,508)	$(1,669,344)	$(2,030,492)	$(1,554,265)

Income tax benefit	—	—	—	—

Net loss on discontinued operation	$(1,009,508)	$(1,669,344)	$(2,030,492)	$(1,554,265)

Net income/(loss)	$(4,419,472)	$(4,161,639)	$(8,348,831)	$(6,654,742)

On July 10, 2009, the Company completed the July 1, 2009 effective date of the sale of a substantial portion of the inventory, accounts receivable and other assets of the BOSS division of its subsidiary, Dynamic Health Products, Inc. (“BOSS”), to USA Sports, LLC (“USA”). The total sale price was $2,223,351 and at the closing out of the total sale proceeds, Wachovia Bank, National Association (“Wachovia”) received a cash payment in the amount of $1,850,000 towards the settlement of BOSS’s outstanding obligations to it. BOSS will continue to pay-down the balance of its obligations to Wachovia through the orderly liquidation of its remaining assets. The Company recorded a loss on the sale of those assets of $661,424. This sale is reflected above and in the financial statements as of and for the three and six months ended September 30, 2009. The Company has not yet finalized its plan as to the sale or conversion of the remaining Distribution segment assets and therefore will continue to present the segment relating to breakthrough as discontinued until such time that the plan for such sale or conversion is adopted as finalized.

NOTE 9 – RELATED PARTY

Mihir Taneja, the Company’s CEO, Jugal Taneja, the Company’s Chairman of the Board of Directors, together with an affiliate of both the CEO and Chairman, loaned the Company a total of $1.1 million. Interest on the note is at the rate of 10% per annum. Collateral for debt is the Company’s 51% interest in American Antibiotics. Of the $1.1 million outstanding, should the Company not be able to repay $670,000 by March 31, 2010, the 51% interest in American Antibiotics will revert to the affiliate of the Chairman. Proceeds were used for working capital.

NOTE 10 – LITIGATION

American Antibiotics, LLC, a majority owned subsidiary of GeoPharma, has reached agreement with Consolidated Pharmaceutical Group, Inc. (“CPG”), the directors of CPG and two other individuals acting on behalf of CPG (collectively, “CPG Parties”) and entered into a Settlement and Mutual Release Agreement (“Settlement Agreement”) and other documents (collectively, hereinafter referred to as “Settlement Documents”) on September 4, 2009 settling all claims against the other.

The litigation arose from and relates to certain agreements entered into between American Antibiotics and CPG, whereby American Antibiotics acquired certain business assets of CPG for the production of Beta-Lactam Antibiotics as well as all CPG’s rights, title and interest in various pharmaceutical Abbreviated New Drug Applications (“ANDAs”) associated with a Baltimore, Maryland manufacturing facility owned and formerly operated by CPG dedicated for the production of Beta-Lactam Antibiotics (“Facility”) under an ANDA Sale and Purchase Agreement (“ASPA”) dated February 7, 2005, and entered into a lease for the Baltimore Facility dated July 19, 2005 (the “Lease”).

The September 2006 lawsuit brought by the Company alleged that CPG breached the ASPA & Lease with certain misrepresentations related to the ANDA’s and failed to perform all the required improvements and modifications to the Facility under the Lease. Consolidated with American Antibiotic’s lawsuit was a separate action filed against it by CPG, alleging that American Antibiotics failed to pay rent due and owing under the Lease.

Under the terms of settlement: the AA Parties and the CPG Parties (collectively, the “Parties”) agreed to execute a new three (3) year lease for the Facility with renewable options. The new lease also confers upon American Antibiotics a three (3) year option to purchase the Facility, a 65,600 square foot manufacturing plant consisting of an approximately 40,000 square foot non-sterile area and an approximately 25,600 square foot sterile area for injectable Beta-Lactam antibiotics, and the approximately 4.4 acres on which the Facility is located.

All prior agreements, financial obligations, understandings or other commitments between the Parties were terminated, superseded and extinguished with the execution of the Settlement Documents. The Company filed a Form-8K with all required exhibits on September 11, 2009.

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

From time to time the Company is subject to litigation incidental to its business including possible product liability claims. Such claims, if successful, could exceed applicable insurance coverage. The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of September 30, 2009 and March 31, 2009 should have a material adverse impact on its financial condition or results of operations.

NOTE 11 – SUBSEQUENT EVENTS

On October 6, 2009, the $5 million note payable to First Community Bank of America became due and was paid in full. The source of the proceeds used for payment was the $5 million certificate of deposit that was collateralizing the note.

Effective October 15, GeoPharma, Inc. (the “Company”) consummated its previously reported Second Amended and Restated Note Purchase Agreement (the “Second Restated Whitebox Agreement”) with Whitebox Pharmaceutical Growth Fund, Ltd. (“Whitebox”), pursuant to which the Company has issued two Second Amended and Restated 12% Secured Convertible Promissory Notes, one in the principal amount of $5,000,000 and one in the principal amount of $10,000,000 to Whitebox (collectively, the “Second Restated Notes”). The total principal amount due to Whitebox immediately after the closing is the same as the principal amount due to Whitebox immediately prior to the closing with the exception that the $900,000 interest due will accrete to the convertible debt. The Second Restated Notes replace and supersede all prior promissory notes issued to Whitebox, and the Second Restated Whitebox Agreement replaces and supersedes all prior note purchase agreements with Whitebox.

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

Effective March 31, 2009, we discontinued our distribution segment operations which included Breakthrough Engineered Nutrition and BOSS. For the three and six months ended September 30, 2009 and 2008, the following amounts, which are included in our consolidated statement of operations as discontinued operations, were attributable to our Distribution segment:

•	Distribution segment revenue for the three months ended September 30, 2009 and 2008 of approximately zero and $10.9 million, respectively;

•	Distribution segment gross profits for the three months ended September 30, 2009 and 2008 of approximately zero and $1.7 million, respectively;

•

Distribution segment selling, general and administrative expenses for the three months ended 2009 and 2008 of approximately $1 million which includes a loss on the sale of certain assets of $661,000 and $3.4 million respectively.

•	Distribution segment revenue for the six months ended September 30, 2009 and 2008 of approximately $4.7million and $24.5 million, respectively

•	Distribution segment gross profits for the six months ended September 30, 2009 and 2008 of approximately $614,000 and $4.7 million, respectively;

•

Distribution segment selling, general and administrative expenses for the six months ended 2009 and 2008 of approximately $2.7 million which includes a loss on the sale of certain assets of $661,000 and $6.2 million respectively.

Results of Operations

Three Months Ended September 30, 2009, Compared to Three Months Ended September 30, 2008

Our analysis of the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, excludes the results of discontinued operations of the Distribution segment, discontinued on March 31, 2009.

Revenues

Our total revenues decreased approximately $1.7 million, or 33.1%, to approximately $3.4 million for the three months ended September 30, 2009, from approximately $5.1 million for the three months ended September 30, 2008.

Manufacturing revenues decreased approximately $1.6 million, or 34.2%, to approximately $3.0 million for the three months ended September 30, 2009, as compared to approximately $4.6 million for the three months ended September 30, 2008. During the three months ended September 30, 2009, we experienced a decrease in sales volume driven by the significant weakening of demand for the products that we manufacture for our customers, due to the global economic downturn, which has negatively impacted end user demand for the products we produce in addition to the change in Company policy related to accepting manufacturing orders based on more stringent customer credit policies and related gross profits and margins. Manufacturing capacities and capabilities continue to be increased as we continue to enhance our existing core manufacturing equipment and standard operating procedures. We believe the reduction in demand for the products we produce could continue for some time. Consequently, based on continued economic uncertainty, we believe that it is possible that our manufacturing revenues may decline further in the near future.

Pharmaceutical revenues were approximately $404,000 for the three months ended September 30, 2009 as compared to approximately $534,000 for the previous three month period ended September 30, 2008. Pharmaceutical revenues were comprised of sales of Vetprofen ™, the Company’s brand of Carprofen, which was approved by the FDA during November 2007. Our Carprofen is sold in three different strengths: 25 mg, 75 mg and 100 mg. Of the total pharmaceutical revenues for the three months ended September 30, 2009, sales were comprised of 496 cases of 25 mg, zero cases of 75 mg and 250 cases of 100 mg of Carprofen. Of the total pharmaceutical revenues for the three months ended September 30, 2008, sales were comprised of 351 cases of 25 mg, 451 cases of 75 mg and 712 cases of 100 mg of Carprofen

Gross Profit

Our total gross profit decreased approximately $664,000 or 52.5%, to approximately $600,000 for the three months ended September 30, 2009, as compared to approximately $1.3 million for the three months ended September 30, 2008. Total gross margins decreased to 17.6% for the three months ended September 30, 2009 from 24.8% for the three months ended September 30, 2008.

Manufacturing gross profit decreased to approximately $785,000 for September 30, 2009 from $1.6 million in September 2008 with manufacturing gross margin decreasing to 26.1% for the three months ended September 30, 2009 from 34.1% for the three months ended September 30, 2008. Gross profits and margins decreased based on a decline in more profitable orders during what is typically a slower quarter as exacerbated by tight economic times. The Company has continued to tighten overhead costs by reducing its direct labor head count during the month of September 2009 which was is in line with our planned improvements surrounding enhanced standard operating and manufacturing procedures in all of our manufacturing plants. We expect that these improvements will continue to increase our visibility in the marketplaces that we compete in for additional business for the upcoming fiscal year.

Pharmaceutical gross profit deficit decreased approximately $106,000, or 36.4%, to a gross profit deficit of approximately ($184,000) for the three months ended September 30, 2009, as compared to approximately ($290,000) in gross profit deficit for this business segment for the three months ended September 30, 2008. This was based primarily on the Cephalasporin and Beta-Lactam facilities that have no revenue streams but have costs associated with production and laboratory direct labor costs. The Largo, Florida generic drug plant has continued manufacturing and shipping Vetprofen ™, its branded generic Carprofen, which has assisted in offsetting some of the costs associated with other production and laboratory direct costs related to the pharmaceutical segment. The Largo, Florida Cephalasporin and generic drug plants incurred approximately $317,634 of costs with the Baltimore, Maryland Beta-Lactam facility having incurred approximately $122,767 of costs with revenue offsets of approximately $404,000. The drug revenues derived were generated from our generic drug plant in Largo, Florida. We are awaiting FDA facility approval of both the Baltimore, Maryland Beta-Lactam and the Largo, Florida Cephalosporin drug facility plants and we estimate and anticipate that we will begin to derive revenues during the fourth quarter of the fiscal year ending March 31, 2010.

Selling, General and Administrative Expenses

        Selling, general and administrative (“SG&A”) expenses consist of advertising and promotional expenses; stock compensation costs, insurance costs, research and development costs associated with the generic drug segment, personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and non- manufacturing and non-pharmaceutical machinery and equipment depreciation and amortization expenses. Selling, general and administrative expenses, inclusive of stock compensation and depreciation and amortization expenses, decreased approximately $52,000, or 1.2%, to approximately $4.2 million for the three months ended September 30, 2009, as compared to approximately $4.3 million for the three months ended September 30, 2008. A decrease of approximately $52,000 was due to the increase approximately $341,000 increase in the stock compensation expense directly related to the issuance of 3-year restricted stock awards; an increase in accounting and legal fees of $97,000; an increase in bad debts of $50,000; an increase in rent and utilities of $122,000 all of which was offset by a decrease of $210,000 in research and development expenses, a decrease of approximately $196,000 in salaries and consulting fees; a decrease of approximately $27,000 in travel related expenses, a decrease in office expense of $23,000, and a decrease in depreciation of $125,000. As a percentage of sales, selling, general and administrative expenses increased to 125.4% for the three months ended September 30, 2009, from 84.9% for the three months ended September 30, 2008.

Operating Income (Loss)

Operating loss from continuing operations was approximately $3.3 million, or 98% of revenues for the three months ended September 30, 2009, compared to an operating loss from continuing operations of approximately $2.4 million, or 46.2% of revenues for the three months ended September 30, 2008. Although we have instituted cost reduction initiatives which include the reduction of production and office head counts, the continued economic uncertainty and potential further decline in our revenues could cause us to operate in an operating loss position in the near future.

Other Income (Expense), Net

Other income (expense), net was approximately $496,000 for the three months ended September 30, 2009, compared to approximately $(422,000) for the three months ended September 30, 2008. Interest income (expense), net, was approximately $(544,000) for the three months ended September 30, 2009, as compared to approximately $(423,000) for the three months ended September 30, 2008. The increase in interest expense was primarily attributable to interest expense associated with our convertible debt in addition to our short-term obligations issued during the current fiscal year. For the three months ended September 30, 2009, other income (expense), net, of approximately $1 million related to the legal settlement of the American Antibiotics lawsuits whereby the Company was granted debt forgiveness related to accrued rent and interest.

Six Months Ended September 30, 2009, Compared to Six Months Ended September 30, 2008

Our analysis of the six months ended September 30, 2009, as compared to the six months ended September 30, 2008, excludes the results of discontinued operations of the Distribution segment, discontinued on March 31, 2009.

Revenues

Our total revenues decreased approximately $2.9 million, or 25.3%, to approximately $8.6 million for the six months ended September 30, 2009, from approximately $11.5 million for the six months ended September 30, 2008.

Manufacturing revenues decreased approximately $3.2 million, or 29.8%, to approximately $7.6 million for the six months ended September 30, 2009, as compared to approximately $10.9 million for the six months ended September 30, 2008. During the six months ended September 30, 2009, we experienced a decrease in sales volume driven by the significant weakening of demand for the products that we manufacture for our customers, due to the global economic downturn, which has negatively impacted end user demand for the products we produce in addition to the change in Company policy related to accepting manufacturing orders based on more stringent customer credit policies and related gross profits and margins. Manufacturing capacities and capabilities continue to be increased as we continue to enhance our existing core manufacturing equipment and standard operating procedures. We believe the reduction in demand for the products we produce could continue for some time. Consequently, based on continued economic uncertainty, we believe that it is possible that our manufacturing revenues may decline further in the near future.

Pharmaceutical revenues were approximately $987,000 for the six months ended September 30, 2009 as compared to approximately $658,000 for the previous six month period ended September 30, 2008. Pharmaceutical revenues were comprised of sales of Vetprofen ™ , the Company’s brand of Carprofen, which was approved by the FDA during November 2007. Our Carprofen is sold in three different strengths: 25 mg, 75 mg and 100 mg. Of the total pharmaceutical revenues for the six months ended September 30, 2009, sales were comprised of 989 cases of 25 mg, 502 cases of 75 mg and 500 cases of 100 mg of Carprofen. Of the total pharmaceutical revenues for the three months ended September 30, 2008, sales were comprised of 383 cases of 25 mg, 638 cases of 75 mg and 768 cases of 100 mg of Carprofen

Gross Profit

Our total gross profit decreased approximately $265,000 or 10.5%, to approximately $2.2 million for the six months ended September 30, 2009, as compared to approximately $2.5 million for the six months ended September 30, 2008. Total gross margins improved to 26.1% for the six months ended September 30, 2009 as compared to 21.8% for the same 2008 period.

Manufacturing gross profit decreased to approximately $2.5 million for September 30, 2009 from $3.1 million in September 2008 with manufacturing gross margin increasing to 32.7% for the six months ended September 30, 2009 from 28.6% for the six months ended September 30, 2008. Although gross profits decreased gross margins increased based on focusing on more profitable orders during what is typically a slower quarter as exacerbated by tight economic times. The Company has continued to tighten overhead costs by reducing its direct labor head count during the month of September 2009 which was is in line with our planned improvements surrounding enhanced standard operating and manufacturing procedures in all of our manufacturing plants. We expect that these improvements will continue to increase our visibility in the marketplaces that we compete in for additional business for the upcoming fiscal year.

Pharmaceutical gross profit deficit decreased approximately $346,000, or 58.4%, to a gross profit deficit of approximately ($246,000) for the six months ended September 30, 2009, as compared to approximately ($592,000) in gross profit deficit for this business segment for the six months ended September 30, 2008. This was based primarily on the Cephalasporin and Beta-Lactam facilities that have no revenue streams but have costs associated with production and laboratory direct labor costs. The Largo, Florida generic drug plant has continued manufacturing and shipping Vetprofen ™ , its branded generic Carprofen, which has assisted in offsetting some of the costs associated with other production and laboratory direct costs related to the pharmaceutical segment. The Largo, Florida Cephalasporin and generic drug plants incurred approximately $765,377 of costs with the Baltimore, Maryland Beta-Lactam facility having incurred approximately $164,773 of costs with revenue offsets of approximately $987,000. The drug revenues derived were generated from our generic drug plant in Largo, Florida. We are awaiting FDA facility approval of both the Baltimore, Maryland Beta-Lactam and the Largo, Florida Cephalosporin drug facility plants and we estimate and anticipate that we will begin to derive revenues during the fourth quarter of the fiscal year ending March 31, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist of advertising and promotional expenses; stock compensation costs, insurance costs, research and development costs associated with the generic drug segment, personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and non-manufacturing and non-pharmaceutical machinery and equipment depreciation and amortization expenses. Selling, general and administrative expenses, inclusive of stock compensation and depreciation and amortization expenses, remained constant at approximately $8.5 million, for the six months ended September 30, 2009 and 2008, decreases in research and development, depreciation and other selling and general administration costs were offset by increases of approximately $900,000 in the stock compensation expense directly related to the issuance of 3-year restricted stock awards. Various offsetting increases and decreases in selling and general administrative expenses resulted in an increase in accounting and legal fees of $10,000; an increase in bad debts of $50,000; an increase in rent and utilities of $140,000 all of which was offset by a decrease of $484,000 in research and development expenses, a decrease of approximately $327,000 in salaries and consulting fees; a decrease of approximately $70,000 in travel related expenses, a decrease in office expense of $32,000, and a decrease in depreciation of $186,000. As a percentage of sales, selling, general and administrative expenses increased to 98.9% for the six months ended September 30, 2009, from 73.9% for the six months ended September 30, 2008.

Operating Income (Loss)

Operating loss from continuing operations was approximately $6.2 million, or 72.9% of revenues for the six months ended September 30, 2009, compared to an operating loss from continuing operations of approximately $6 million, or 52.1% of revenues for the six months ended September 30, 2008. Although we have instituted cost reduction initiatives which include the reduction of production and office head counts, the continued economic uncertainty and potential further decline in our revenues could cause us to operate in an operating loss position in the near future.

Other Income (Expense), Net

Other income (expense), net was approximately $54,000 for the six months ended September 30, 2009, compared to approximately $(799,000) for the six months ended September 30, 2008. Interest income (expense), net, was approximately $(998,000) for the six months ended September 30, 2009, as compared to approximately $(801,000) for the six months ended September 30, 2008. The increase in interest expense was primarily attributable to interest expense associated with our convertible debt in addition to our short-term obligations issued during the current fiscal year. For the six months ended September 30, 2009, other income (expense), net, of approximately $1.1 million related to the legal settlement of the American Antibiotics lawsuits whereby the Company was granted debt forgiveness related to accrued rent and interest.

Income Tax Benefit (Expense)

For the three and six months ended September 30, 2009, we had recorded approximately no income tax benefit or expense. The change in tax benefit was based on our tax calculation of temporary and permanent differences using the effective tax rates applied to our net loss for the period, changes in information gained related to underlying assumptions about our future operations, as well as the utilization of available operating loss carryforwards. In accordance with “Accounting for Income Taxes,” we have evaluated whether it is more likely than not that the deferred tax asset will be realized.

Inflation and Seasonality

We believe that there was no material effect on our operations or our financial condition as a result of inflation as of and for the three months ended September 30, 2009 and 2008. We also believe that our business is not seasonal, however significant promotional activities can have a direct impact on our sales volume in any given quarter.

Economic and Industry Conditions

We believe the global economy is in recession and we first began to see significant adverse effects of this during our quarter ended December 31, 2008, as there was a significant reduction in end user demand for the products we manufacture and distribute, primarily based on the decline of end user discretionary income available for spending. We believe our financial results for the three and six months ended September 30, 2009 reflect the continuation and acceleration of a softening of demand for our products driven by the global economic downturn. We believe the decline in our revenues generally was consistent with the decrease in overall industry demand. We believe that the significant decline in economic and industry conditions has had a negative effect, that we are unable to quantify, on our operations and our financial condition as of and for the three and six months ended September 30, 2009. There are many factors that make it difficult for us to predict future revenue trends for our business, including the duration of the global economic downturn and quarter to quarter changes in customer orders regardless of industry strength. Should there be a continued material deterioration of economic or industry conditions, our results of operations could further be impacted in any given quarter.

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

For our manufacturing segment, we have shortened work schedules to reduce overtime costs and staggered working hours to more closely match production of our products with demand from our customers. With this approach, we retain the flexibility to ramp our production up or down to meet customer demand while managing our production costs. In addition, we have instituted certain other cost reduction initiatives during September 2009 that included workforce reductions related to direct labor and office head counts. Since we believe the skills and expertise of our employees are key to our Company’s success, our initial cost management actions have been directed at minimizing expenses and now include workforce reductions; we are prepared to take more severe actions in the future if appropriate.

For our manufacturing segment, we have lowered our prices to be more competitive, yet are not experiencing any decrease in our product costs. We are working on changing vendor imposed purchasing requirements, as well as obtaining additional financing so that we may be able to once again take advantage of discounts related to mass volume purchases, resulting in cost savings. We are also working with our vendors to improve our product mix by obtaining products that are in greater demand by our customers.

Financial Condition, Liquidity and Capital Resources

We had approximately $259,000 of cash and cash equivalents as of September 30, 2009, a decrease from approximately $90,000 as of March 31, 2009. We had a working capital deficit of approximately $11.5 million as of September 30, 2009, inclusive of current portion of convertible and other long-term obligations. As of March 31, 2009, we had working capital deficit of approximately $9.2 million, inclusive of current portion of long-term obligations. As of September 30, 2009 and March 31, 2009, our liquidity is affected by our certificates of deposit of approximately $5.4 million for both periods which is included in current assets of which $5 million is pledged as collateral for our short-term obligation to First Community Bank of America. On October 6, 2009, the Company fully satisfied its $5 million note with a bank by liquidating the $5 million certificate of deposit.

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

On July 10, 2009, the Company completed the July 1, 2009 effective date of the sale of a substantial portion of the inventory, accounts receivable and other assets of the BOSS division of its subsidiary, Dynamic Health Products, Inc. (“BOSS”), to USA Sports, LLC (“USA”). The total sale price was $2,223,351 and at the closing out of the total sale proceeds, Wachovia Bank, National Association (“Wachovia”) received a cash payment in the amount of $1,850,000 towards the settlement of BOSS’s outstanding obligations to it. BOSS will continue to pay-down the balance of its obligations to Wachovia through the orderly liquidation of its remaining assets. The Company recorded a loss on the sale of those assets of $661,424. This sale is reflected above and in the financial statements as of and for the three and six months ended September 30, 2009. The Company has not yet finalized its plan as to the sale or conversion of the remaining Distribution segment assets and therefore will continue to present the segment as discontinued until such time that the plan for such sale of conversion is adopted as finalized.

Effective October 15, 2009, GeoPharma, Inc. (the “Company”) consummated its previously reported Second Amended and Restated Note Purchase Agreement (the “Second Restated Whitebox Agreement”) with Whitebox Pharmaceutical Growth Fund, Ltd. (“Whitebox”), pursuant to which the Company has issued two Second Amended and Restated 12% Secured Convertible Promissory Notes, one in the principal amount of $5,000,000 and one in the principal amount of $10,000,000 to Whitebox (collectively, the “Second Restated Notes”). The total principal amount due to Whitebox immediately after the closing is the same as the principal amount due to Whitebox immediately prior to the closing. The Second Restated Notes replace and supersede all prior promissory notes issued to Whitebox, and the Second Restated Whitebox Agreement replaces and supersedes all prior note purchase agreements with Whitebox.

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

On September 4, 2009, American Antibiotics, LLC, a majority owned subsidiary of GeoPharma, has reached agreement with Consolidated Pharmaceutical Group, Inc. (“CPG”), the directors of CPG and two other individuals acting on behalf of CPG (collectively, “CPG Parties”) and entered into a Settlement and Mutual Release Agreement (“Settlement Agreement”) and other documents (collectively, hereinafter referred to as “Settlement Documents”) settling all claims against the other.

The litigation arose from and relates to certain agreements entered into between American Antibiotics and CPG, whereby American Antibiotics acquired certain business assets of CPG for the production of Beta-Lactam Antibiotics as well as all CPG’s rights, title and interest in various pharmaceutical Abbreviated New Drug Applications (“ANDAs”) associated with a Baltimore, Maryland manufacturing facility owned and formerly operated by CPG dedicated for the production of Beta-Lactam Antibiotics (“Facility”) under an ANDA Sale and Purchase Agreement (“ASPA”) dated February 7, 2005, and entered into a lease for the Baltimore Facility dated July 19, 2005 (the “Lease”).

The September 2006 lawsuit brought by the Company alleged that CPG breached the ASPA & Lease with certain misrepresentations related to the ANDA’s and failed to perform all the required improvements and modifications to the Facility under the Lease. Consolidated with American Antibiotic’s lawsuit was a separate action filed against it by CPG, alleging that American Antibiotics failed to pay rent due and owing under the Lease.

Under the terms of settlement: the AA Parties and the CPG Parties (collectively, the “Parties”) agreed to execute a new three (3) year lease for the Facility with renewable options. The new lease also confers upon American Antibiotics a three (3) year option to purchase the Facility, a 65,600 square foot manufacturing plant consisting of an approximately 40,000 square foot non-sterile area and an approximately 25,600 square foot sterile area for injectable Beta-Lactam antibiotics, and the approximately 4.4 acres on which the Facility is located.

All prior agreements, financial obligations, understandings or other commitments between the Parties were terminated, superseded and extinguished with the execution of the Settlement Documents and the Company was able to recognize $1.1 million into income as related to accrued rent and accrued interest that was extinguished.

During the six months ended September 2009, Mihir Taneja, the Company’s CEO, Jugal Taneja, the Company’s Chairman of the Board of Directors, together with an affiliate of both the CEO and Chairman, loaned the Company a total of $1.1 million. Interest on the note is at the rate of 10% per annum. Collateral for debt is the Company’s 51% interest in American Antibiotics. Of the $1.1 million outstanding, should the Company not be able to repay $670,000 by March 31, 2010, the 51% interest in American Antibiotics will revert to the affiliate of the Chairman. Proceeds were used for working capital.

SIX MONTH ENDED SEPTEMBER 30, 2009 CASH FLOW ANALYSIS

The following table summarizes our cash flows from operating, investing and financing activities for each of the six months ended September 30, 2009 and 2008:

Three Months Ended June 30,	2009	2008
Total cash provided by (used in):
Operating activities	$(451,103)	$(2,426,529)

Investing activities	$2,189,735	$(2,393,796)

Financing activities	$(1,570,429)	$5,657,693

Increase (decrease) in cash and cash equivalents	$168,202	$837,368

Operating Activities

Net cash used in operating activities was approximately $451,000 for the six months ended September 30, 2009, as compared to net cash used in operating activities of approximately $2.4 million for the six months ended September 30, 2008.

We incurred a net loss before preferred stock dividends of approximately $8.2 million for the six months ended September 30, 2009, compared to a net loss before preferred stock dividends of approximately $6.4 million for the six months ended September 30, 2008. The changes in operating assets and liabilities were due primarily to the decrease in accounts receivable, inventories, prepaid expenses and other current assets, and an increase in accrued expenses and other payables, all of which were partially offset by the rent and interest debt foregiveness. The decrease in accounts receivable was primarily due to a decrease in credit sales and our increased collection efforts. Inventories decreased primarily due to changes in our product mix and our efforts to improve our levels of inventory on hand. The decrease in prepaid expenses and other current assets was primarily due to the timing of insurance policy renewals. The increase in accrued expenses and other payables resulted from the timing of vendor payments. The decrease in accounts payable resulted primarily from the timing of vendor payments.

Investing Activities

Net cash from investing activities was approximately $2.2 million for the six months ended September 30, 2009, as compared to net cash used of approximately $2.4 million for the six months ended September 30, 2008. The change in the six months ended September 30, 2009 was due primarily to the sale of certain distribution segment assets.

Financing Activities

Net cash used by financing activities was approximately $1.6 million for the six months ended September 30, 2009, as compared to net cash provided by financing activities of approximately $5.7 million for the six months ended September 30, 2008. The change in the six months ended September 30, 2009 was primarily attributable to short and long term obligation payments and credit line payments as partially offset by proceeds of related party debt.

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

Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. They have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of September 30, 2009, as further described below.

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

Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2009.

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

Our management evaluated, under the supervision and with the participation of our CEO and our CFO, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009.

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

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

American Antibiotics, LLC, a majority owned subsidiary of GeoPharma, has reached agreement with Consolidated Pharmaceutical Group, Inc. (“CPG”), the directors of CPG and two other individuals acting on behalf of CPG (collectively, “CPG Parties”) and entered into a Settlement and Mutual Release Agreement (“Settlement Agreement”) and other documents (collectively, hereinafter referred to as “Settlement Documents”) on September 4, 2009 settling all claims against the other.

The litigation arose from and relates to certain agreements entered into between American Antibiotics and CPG, whereby American Antibiotics acquired certain business assets of CPG for the production of Beta-Lactam Antibiotics as well as all CPG’s rights, title and interest in various pharmaceutical Abbreviated New Drug Applications (“ANDAs”) associated with a Baltimore, Maryland manufacturing facility owned and formerly operated by CPG dedicated for the production of Beta-Lactam Antibiotics (“Facility”) under an ANDA Sale and Purchase Agreement (“ASPA”) dated February 7, 2005, and entered into a lease for the Baltimore Facility dated July 19, 2005 (the “Lease”).

The September 2006 lawsuit brought by the Company alleged that CPG breached the ASPA & Lease with certain misrepresentations related to the ANDA’s and failed to perform all the required improvements and modifications to the Facility under the Lease. Consolidated with American Antibiotic’s lawsuit was a separate action filed against it by CPG, alleging that American Antibiotics failed to pay rent due and owing under the Lease.

Under the terms of settlement: the AA Parties and the CPG Parties (collectively, the “Parties”) agreed to execute a new three (3) year lease for the Facility with renewable options. The new lease also confers upon American Antibiotics a three (3) year option to purchase the Facility, a 65,600 square foot manufacturing plant consisting of an approximately 40,000 square foot non-sterile area and an approximately 25,600 square foot sterile area for injectable Beta-Lactam antibiotics, and the approximately 4.4 acres on which the Facility is located.

All prior agreements, financial obligations, understandings or other commitments between the Parties were terminated, superseded and extinguished with the execution of the Settlement Documents. The Company filed a Form-8K with all required exhibits on September 11, 2009.

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

From time to time the Company is subject to litigation incidental to its business including possible product liability claims. Such claims, if successful, could exceed applicable insurance coverage. The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of September 30, 2009 and March 31, 2009 should have a material adverse impact on its financial condition or results of operations.

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

The Demand for Our Products and Our Business May be Adversely Affected by Worldwide Economic and Industry Conditions: Our business is affected by economic and industry conditions and our revenues are dependent upon demand for our products. Demand, in turn, is impacted by industry cycles and the availability of end user discretionary income, both of which can dramatically affect our business. These cycles may be characterized by decreases in product demand, excess customer inventories, and accelerated erosion of prices. The global economy is currently in recession and we first began to see adverse effects of this in our fiscal quarter ended December 31, 2008, as the reduction in end user demand for our products caused a reduction in demand for our products by our customers. We believe the further weakening of the U.S. and global economy and the continued stress in the financial markets has deepened the current economic downturn and caused a significant decrease in demand for our products during the current and previous two fiscal quarters, as our revenues decreased over 33.1% from the September 2008 fiscal quarter and over 25.3% decrease as compared to the six months ended September 30, 2008.

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

GeoPharma, Inc.

Date: November 23, 2009	By:	/S/ MIHIR K. TANEJA
Mihir K. Taneja
Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

Date: November 23, 2009	By:	/S/ CAROL DORE-FALCONE
Carol Dore-Falcone
Senior Vice President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)