Form 10-Q/A
period 2009-09-30
GeoPharma, Inc.
filed 2009-11-24
CIK 1098315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A of GeoPharma, Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q as of and for the quarterly and six month period ended September 30, 2009, as filed with the Securities and Exchange Commission on November 23, 2009 (the “Form 10-Q”), solely to file an amendment to financial statement footnote 6, Income Taxes, for the six month periods ended September 30, 2009 and 2008 as the information that is being replaced was omitted from the Form 10-Q as filed. The new financial statement footnote for Income Taxes, footnote 6, is the only change being made to the Company’s Form 10-Q. The information contained in this Amendment No. 1 does not reflect events occurring subsequent to the filing of the Form 10-Q.

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

NOTE 6 – INCOME TAXES

Income taxes for the six months ended September 30, 2009 and 2008 differ from the amounts computed by applying the effective income tax rates to income before income taxes as a result of the following:

	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)
Computed tax expense (benefit) at the statutory rate (37.63%)	$(2,826,800)	$(2,516,600)
Increase (decrease) in taxes resulting from:
Effect of permanent differences:
Non deductible	344,000	9,500
Other, net	1,588,289	417,957

Change in valuation allowance	894,511	921,243

Income tax (benefit) expense	$0	$(1,167,900)

Temporary differences that give rise to deferred tax assets and liabilities are as follows:
Deferred tax assets:
Bad debts	$463,631	$222,065
Inventories	52,859	37,693
Accrued vacation	63,677	81,895
Deposits	382,151	117,573
Deferred rent		163,428
Net operating loss carryforwards	6,524,844	6,274,500
Tax credit carryforward	102,847
Stock option cancellation and restricted stock	2,067,362	1,065,300

	$9,657,371	$7,962,454
Valuation allowance	(6,106,511)	(2,979,154)

Deferred tax asset	$3,550,860	$4,983,300

Deferred tax liabilities:
Fixed and intangible asset basis differences	$441,636	$(85,500)
Inventory capitalization	—	(90,900)

	$441,636	$(176,400)

Net deferred tax asset (liability) recorded	$3,992,496	$4,806,900
Less: Current net deferred tax asset	$216,887

Net non-current deferred tax asset	$3,775,609	$4,806,900

At September 30, 2009 and 2008, the Company has a net operating loss carryforward of approximately $20,370,000 and $18,087,000, respectively, to offset future taxable income. The tax net operating loss carryforwards begin to expire in 2021.

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

GeoPharma, Inc.

Date: November 24, 2009	By:	/S/ MIHIR K. TANEJA
Mihir K. Taneja
Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

Date: November 24, 2009	By:	/S/ CAROL DORE-FALCONE
Carol Dore-Falcone
Senior Vice President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)