Form 10-Q
period 2009-12-31
GeoPharma, Inc.
filed 2010-02-22
CIK 1098315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of February 11, 2010 was 23,398,806.

PART I – FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of December 31, and March 31, 2009

	December 31, 2009	March 31, 2009
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$41,564	$90,346
Certificates of deposit	—	5,377,397
Accounts receivable, net	1,346,905	2,119,279
Inventories, net	5,054,437	6,537,937
Prepaid expenses and other current assets	825,919	443,019
Assets to be disposed of	621,722	4,760,100

Total current assets	$7,890,547	$19,329,078

Property, plant, leasehold improvements and equipment, net	8,335,964	11,458,195
Goodwill, net	728,896	728,896
Deferred compensation	2,167,267	2,969,412
Intangible assets, net	2,759,216	6,109,812
Deferred tax asset, net	3,775,609	5,254,976
Notes receivable, net	500,000	500,000
Investment in unconsolidated affiliates	10,163,316	1,594,502
Other assets, net	1,060,849	1,091,529
Assets to be disposed of	10,360	1,267,722

Total assets	$37,392,024	$50,304,122

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,554,327	$5,056,351
Notes payable	846,354	5,630,488
Current portion - long-term obligations	355,490	2,826,737
Current portion - convertible debt	3,700,000	2,800,000
Accrued expenses, related party and other liabilities	6,837,551	4,479,289
Liabilities to be disposed of	748,681	7,753,051

Total current liabilities	$21,042,403	$28,545,916

Long-term obligations, less current portion	853,683	2,193,747
Long-term obligations - convertible debt	12,200,000	12,200,000

Total liabilities	$34,096,086	$42,939,663

Commitments and contingencies

Shareholders’ equity:
6% convertible preferred stock, Series B, $.01 par value (5,000 shares authorized, 478 shares issued and outstanding; liquidation preference $478,000)	5	40
10% convertible preferred stock, Series C, $.01 par value (5,000 shares authorized, 3,498 shares issued and outstanding; liquidation preference $3,498,000)	35	—
Common stock, $.01 par value; 24,000,000 shares authorized; 21,049,856 and 18,177,500 shares issued and outstanding	210,499	181,775
Treasury stock (65,428 common shares, $.01 par value)	(654)	(654)
Additional paid-in capital	67,424,007	66,852,176
Retained earnings (deficit)	(64,337,943)	(57,147,538)

Total GeoPharma shareholders’ equity	$3,295,949	$9,885,799

Noncontrolling interest	—	(2,521,340)

Total equity/(deficit)	$3,295,949	$7,364,459

Total liabilities and equity/(deficit)	$37,392,024	$50,304,122

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Manufacturing	$2,551,390	$4,061,132	$10,173,267	$14,891,907
Pharmaceutical	214,813	503,961	1,156,331	1,162,405

Total revenues	$2,766,203	$4,565,093	$11,329,598	$16,054,312

Cost of goods sold:
Manufacturing	1,831,935	2,957,461	6,890,055	10,534,135
Pharmaceutical	225,568	805,215	1,008,655	2,632,322

Total cost of goods sold	$2,057,503	$3,762,676	$7,898,710	$13,166,457

Gross profit:
Manufacturing	719,455	1,103,671	3,283,212	4,357,772
Pharmaceutical	(10,755)	(301,254)	147,676	(1,469,917)

Total gross profit	$708,700	$802,417	$3,430,888	$2,887,855

Selling, general and administrative expenses:
Selling, general and administrative expenses	2,181,430	2,084,544	6,676,715	6,218,297
Stock compensation expense	728,177	368,067	2,154,847	1,042,484
Depreciation and amortization	338,219	601,814	1,555,438	1,636,935
Research and development	160,353	307,638	703,222	1,459,539

Total selling, general and administrative expenses	$3,408,179	$3,362,063	$11,090,222	$10,357,255

Operating income (loss) before other income and expense, income taxes and discontinued operations	$(2,699,479)	$(2,559,646)	$(7,659,334)	$(7,469,400)
Other income (expense), net:
Interest income (expense), net	(291,455)	(332,900)	(1,455,585)	(1,239,542)
Other income (expense), net	29,988	18,929	66,157	21,351

Total other income (expense), net	$(261,467)	$(313,971)	$(1,389,428)	$(1,218,191)

Income (loss) before income taxes and discontinued operations	$(2,960,946)	$(2,873,617)	$(9,048,762)	$(8,687,591)
Income tax benefit (expense)	—	158,300	—	1,776,200

Net income (loss) from continuing operations	$(2,960,946)	$(2,715,317)	$(9,048,762)	$(6,911,391)

Discontinued operations:
Revenues: Distribution	$—	$8,547,879	$4,709,292	$33,123,715
Cost of goods sold: Distribution	—	6,993,946	4,099,003	26,945,596

Gross profit: Distribution	$—	$1,553,933	$610,289	$6,178,119
SG&A expenses: Distribution	6,799	2,833,252	2,278,728	8,821,244
Loss on sale of BOSS	—	—	661,424	—
Exit income (expense): Distribution	—	—	—	—

Discontinued operations net loss (net of income tax)	$(6,799)	$(1,279,319)	$(2,329,863)	$(2,643,125)

Revenues: Deconsolidation	$—	$—	$45,476	$—

Cost of goods sold: Deconsolidation	100,823	105,943	273,961	391,716

Gross profit: Deconsolidation	$(100,823)	$(105,943)	$(228,485)	$(391,716)
SG&A expenses: Deconsolidation	201,424	361,993	131,290	1,202,611
Exit income (expense): Deconsolidation	(434,000)	—	(434,000)	—

	$(736,247)	$(467,936)	$(793,775)	$(1,594,327)
Noncontrolling interest benefit	148,101	153,885	176,291	524,309

Deconsolidation operations net loss (net of income tax)	$(588,146)	$(314,051)	$(617,484)	$(1,070,018)

Net income (loss)	$(3,555,891)	$(4,308,687)	$(11,996,109)	$(10,624,534)
Preferred stock dividends	154,008	137,701	281,137	425,001

Net income (loss) available to common shareholders	$(3,709,899)	$(4,446,388)	$(12,277,246)	$(11,049,535)

Basic income (loss) per share	$(0.19)	$(0.26)	$(0.63)	$(0.63)

Basic weighted average number of common shares outstanding	19,994,276	17,102,350	19,441,905	17,535,036

Diluted income (loss) per share	$(0.19)	$(0.26)	$(0.63)	$(0.63)

Diluted weighted average number of common shares outstanding	19,994,276	17,102,350	19,441,905	17,535,036

Basic and diluted discontinued operations loss per share	$—	$(0.07)	$(0.12)	$(0.15)

Basic and diluted deconsolidation loss per share	$(0.03)	$(0.02)	$(0.03)	$(0.06)

See accompanying notes to condensed consolidated financial statements.

GEOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	December 31, 2009	December 31, 2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,996,109)	$(10,624,534)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, leasehold and intangible amortization	2,270,258	2,121,152
Income tax expense (benefit)	—	(1,777,000)
Income tax refund	1,479,367	—
Gain on rent and interest cancellation	(1,015,853)	—
Loss on discontinued operations	1,095,424	—
Amortization of stock deferred compensation	2,154,847	1,042,484
Accrued interest income	—	(34,543)
Common stock issued for interest payment	—	845,522
Common stock issued for payment of consulting fees	—	24,000
Changes in operating assets and liabilities:
Accounts receivable, net	1,432,607	3,629,647
Accounts receivable, other	250,136	(30,721)
Inventories, net	1,636,305	2,117,937
Prepaid expenses and other current assets	203,877	814,500
Other assets, net	44,302	(46,575)
Accounts payable	155,051	(4,081,387)
Accrued expenses, related party and other payables	(961,038)	2,071,978

Net cash provided by (used in) operating activities	$(3,220,826)	$(3,927,540)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, leasehold improvements and equipment	$—	$(525,442)
(Purchase) sale of intangible assets	—	(1,552,471)
Proceeds from sale of BOSS assets	2,223,351	—
Proceeds from certificates of deposit	5,377,397	1,000,000
Elimination effect of deconsolidating noncontrolling interest, net	2,521,340	(524,309)
Repayments of notes receivable	—	12,955

Net cash provided by (used in) investing activities	$10,122,088	$(1,589,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement – Convertible debt	$—	$5,000,000
Proceeds (repayments) from credit line, net	(1,818,000)	358,000
Proceeds from issuance of long-term obligations	—	450,829
Proceeds from issuance of related party obligations	1,192,627	150,414
Proceeds from vested stock options exercised	—	8,500
Payments for private placement fees	—	(24,603)
Payments of short-term obligations	(5,986,934)	(479,857)
Payments of long-term obligations	(337,737)	(145,539)

Net cash provided by (used in) financing activities	$(6,950,044)	$5,317,744

Net increase (decrease) in cash	$(48,782)	$(199,063)
Cash at beginning of period	90,346	523,802

Cash at end of period	$41,564	$324,739

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$327,595	$380,384

Cash paid for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of common stock issued to pay preferred stock dividends	$254,575	$425,001

Value of restricted common stock issued for deferred compensation	$966,768	$2,221,771

Value of common stock issued for payment of accrued interest expense	$—	$805,433

Value of common stock issued for payment of consulting and legal fees	$877,370	$24,691

Value of common stock issued for employee benefit plan	$—	$70,605

Value of common stock issued in conversion of preferred stock	$—	$94,037

Issuance of short-term obligations for prepaid expenses	$—	$172,207

Increase in other assets and deferred revenue	$—	$488,370

Increase in convertible debt for the accretion of interest payable	$900,000	$—

GEOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-K as of and for the years ended March 31, 2009 and 2008 as filed with the Securities and Exchange Commission on June 30, 2009.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

The condensed consolidated financial statements as of and for the three and nine months ended December 31, 2009 include the accounts of GeoPharma, Inc. (the “Company”), (“GeoPharma”), which is continuing to do manufacturing business as Innovative Health Products, Inc. (“Innovative”), and its wholly-owned subsidiaries IHP Marketing, Inc. (“IHP Marketing”), Breakthrough Engineered Nutrition, Inc. (“Breakthrough”), Breakthrough Marketing, Inc. (“Breakthrough Marketing”), Belcher Pharmaceuticals, Inc. (“Belcher”), Belcher Capital Corporation (“Belcher Capital”), Libi Labs, Inc. (“Libi Labs”) EZ-Med Company (“EZ-Med”), Dynamic Health Products, Inc. (“BOSS”) and its 40% owned corporation Acellis Biosciences, Inc. (“Acellis”), a Florida corporation. As of March 31, 2009, BOSS and Breakthrough are accounted for as discontinued operations. Effective December 1, 2009, its 51% owned LLC, American Antibiotics, is deconsolidated and therefore its financial position is not included as of December 31, 2009 and results of operations are included for the two and eight months ended November 30, 2009 within the three and nine months ended December 31, 2009. See further consideration of deconsolidation in Note 10. All transactions relating to significant intercompany balances and transactions have been eliminated in consolidation.

b. Industry Segments

In accordance with the provisions of “Disclosures about Segments of an Enterprise and Related Information”, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker (“CODM”) related to the allocation of resources and in the resulting assessment of the segment’s overall performance. The measure used by the Company’s CODM is a business segment’s gross profit. As of and for the three and nine months ended December 31, 2009, and as of March 31, 2009, the Company had two continuing industry segments that accompany corporate: manufacturing and pharmaceutical. For the three and nine months ended December 31, 2008, the Company had three industry segments that accompany corporate: manufacturing, distribution and pharmaceutical. Effective March 31, 2009, the Company discontinued its Distribution segment.

Each of the continuing business segments total revenues for the three and nine months ended December 31, 2009 and 2008 are presented on the face of the statements of operations. The $36,759,942 of the continuing business segment total assets as of December 31, 2009 were comprised of $18,933,686 attributable to corporate, $8,381,728 attributable to manufacturing, and $9,444,528 attributable to pharmaceutical. The $44,276,300, of total assets as of March 31, 2009 were comprised of $16,079,021 attributable to corporate, $14,280,086 attributable to manufacturing, and $13,917,193 attributable to pharmaceutical.

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

g. Intangible Assets

Intangible assets consist primarily of goodwill, loan costs, customer lists, a distributor agreement and intellectual property (including generic drug ANDAs). “Goodwill and Other Intangibles” requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company has selected January 1 as the annual date to test these assets for impairment. Also required is that intangible assets with definite useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. The unamortized balance of the intellectual property, including generic drug ANDAs, as of December 31, and March 31, 2009 was $1,637,696 and $5,224,979, respectively. Based on the required analyses performed as of that annual test date, an impairment loss was required to be recorded for the three and nine months ended December 31, 2009 of $435,000 as related to the Distribution segment intellectual property with an impairment loss of $615,617 required to be recorded for the fiscal year ended March 31, 2009 based on discontinuance of the Distribution segment.

For the three and nine months ended December 31, 2009 and 2008, amortization expense associated with goodwill was $0. The unamortized balance of goodwill at December 31, and March 31, 2009 was $728,896. No impairment loss was required to be recorded for the three and nine months ended December 31, 2009 with an impairment loss of $12,696,597 required to be recorded for the year ended March 31, 2009 as related to the March 31, 2009 discontinuance of the Distribution segment.

h. Impairment of Assets

In accordance with the “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. See Note g, Intangible Assets, above for the impairment losses recorded.

i. Income Taxes

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

j. Earnings (Loss) Per Common Share

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. The reconciliation between basic and fully diluted shares for the three and nine months ended December 31, 2009 and 2008 are as follows:

	For the Three Months Ended		For the nine Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income (loss) per share – basic:

Net income (loss)	$(3,709,899)	$(4,446,388)	$(12,277,246)	$(11,049,535)

Weighted average shares – basic	19,994,276	17,102,350	19,441,905	17,535,036

Net income (loss) per share – basic	$(0.19)	$(0.26)	$(0.63)	$(0.63)

Net income (loss) per share – diluted:

Net income (loss)	$(3,709,899)	$(4,446,388)	$(12,277,246)	$(11,049,535)

Preferred stock dividends	—	—	—	—

	$(3,709,899)	$(4,446,388)	$(12,277,246)	$(11,049,535)

Weighted average shares – basic	19,994,276	17,102,350	19,441,905	17,535,036

Effect of convertible instruments prior to conversion	—	—	—	—

Effect of warrants prior to conversion	—	—	—	—

Effect of stock options	—	—	—	—

Weighted average shares – diluted	19,994,276	17,102,350	19,441,905	17,535,036

Net income (loss) per share – diluted	$(0.19)	$(0.26)	$(0.63)	$(0.63)

For the three months ended December 31, 2009, 4,587,156 shares issuable upon conversion of convertible instruments, warrants on 1,105,923 shares of common stock and 1,866,518 shares issuable upon exercise of stock options were not included in the computation of diluted earnings (loss) per share because their effects were anti-dilutive. For the three months ended December 31, 2008, 4,587,156 shares issuable upon conversion of convertible instruments, warrants on 1,105,923 shares of common stock and 1,866,518 shares issuable upon exercise of stock options were not included in the computation of diluted earnings (loss) per share because their effects were anti-dilutive.

For the nine months ended December 31, 2009, 4,587,156 shares issuable upon conversion of convertible instruments, warrants on 1,105,923 shares of common stock and 1,866,518 shares issuable upon exercise of stock options were not included in the computation of diluted earnings (loss) per share because their effects were anti-dilutive. For the nine months ended December 31, 2008, 4,587,156 shares issuable upon conversion of convertible instruments, warrants on 1,105,923 shares of common stock and 1,866,518 shares issuable upon exercise of stock options were not included in the computation of diluted earnings (loss) per share because their effects were anti-dilutive.

k. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates, assumptions and apply certain critical accounting policies that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at December 31, 2009 and March 31, 2009, as well as the reported amounts of revenues and expenses for the three and nine months ended December 31, 2009 and 2008. Estimates and assumptions used in our financial statements are based on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions also require the application of certain accounting policies, many of which require estimates and assumptions about future events and their effect on amounts reported in the financial statements and related notes. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on our financial condition, results of operations and cash flows.

l. Concentration of Credit Risk

Concentrations of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable, net from continuing operations. At December 31, 2009, four customers individually exceeded 5% of our total consolidating accounts receivable, net from continuing operations, Intelligent Beauty with 21%, Vetquinol with 15.9%, DRMC with 11.2% and IDS with 7.2% of the total of consolidated trade accounts receivable, net from continuing operations. At March 31, 2009, two customers individually exceeded 5% of our total consolidating accounts receivable, net from continuing operations, Supplement Synergy with 12% and Vetquinol with 11.7% of the total of consolidated trade accounts receivable, net from continuing operations.

For the three months ended December 31, 2009, six customers individually exceeded 5% of our total consolidated revenues from continuing operations which included Intelligent Beauty with 21.9% Rausche-Bekke with 14.5%, Central Coast with 9.9%, Vetquinol with 7.7%, Sogeval with 7.6% and IDS with 7.4%, in relation to total consolidated revenues, and for the three months ended December 31, 2008, one customer individually exceeded 5% of our total consolidated revenues from continuing operations which included Central Coast for 5%, in relation to total consolidated revenues from continuing operations.

For the nine months ended December 31, 2009, seven customers individually exceeded 5% of our total consolidated revenues from continuing operations which included Intelligent Beauty with 12.8%, Central Coast with 11.9%, IDS with 10.9%, Vetquinol with 10.2%, Rausche-Bekke with 7.4%, Health & Wealth with 6.5% and Sogeval with 6.4%, in relation to total consolidated revenues, and for the nine months ended December 31, 2008, one customer individually exceeded 5% of our total consolidated revenues from continuing operations which included Jacks Distribution for 6.3%, in relation to total consolidated revenues from continuing operations.

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

n. Advertising Costs

In accordance with “Reporting on Advertising Costs”, the Company charges advertising costs, including those for catalog sales and direct mail, to expense as incurred. Advertising expenses are included in selling, general and administrative expenses for continuing operations in the statements of operations and were zero for the three months ended December 31, 2009 and 2008, respectively and were zero and $5,549 for the nine months ended December 31, 2009 and 2008.

o. Research and Development Costs

Costs incurred to develop our generic pharmaceutical products are expensed as incurred and charged to research and development (“R&D”). R&D expenses for continuing operations for the three months ended December 31, 2009 and 2008 were $160,353 and $307,638 respectively and for the nine months ended December 31, 2009 and 2008 were $703,222 and $1,459,539.

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

Short-term and Long-term Obligations: The fair value of the Company’s fixed-rate short-term and long-term obligations are estimated using the discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2009 and March 31, 2009, the fair value of the Company’s short-term and long-term obligations approximated their carrying value.

Credit Line Payable: The carrying amount of the Company’s credit line payable approximates fair market value since the interest rate on this instrument corresponds to market interest rates.

q. Reclassifications

Certain reclassifications have been made to the financial statements as of March 31, 2009 and for the three and nine months ended December 31, 2008 to conform to the presentation as of and for the three and nine months ended December 31, 2009.

r. Stock-Based Compensation

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

s. Liquidity and Financial Condition

As of December 31, 2009, we had a year-to-date pre-tax net loss of $11.9 million and negative working capital of $13.2 million, and an accumulated deficit of $64.3 million. The negative working capital of $13.2 million, includes $15.9 million of convertible debt which is primarily serviced in the Company’s common stock and not in cash. Although these factors alone may raise doubts as to our operating ability for the next twelve months, the Company has taken several actions to mitigate such risk. These actions include the reduction of employee headcounts, the discontinuance of the Distribution business segment and subsequent sale of certain Distribution segment assets.

The Company has renegotiated its $15 million convertible debt, the release and subordination of a certain amount of accounts receivable, inventory and the building which will allow the Company to raise cash for working capital and the Company has negotiated an elimination of their $3,500,000 note payable in exchange for a $1,000,000 principal payment, in addition to the Company’s negotiations surrounding the sale of licensed pharmaceutical finished goods in the American Antibiotics Baltimore and Belcher Pharmaceutical facilities as a bridge to receiving the U.S. Food and Drug Administration (FDA) pending drug approval. The Company expects to begin recognizing these finished goods sales revenues sometime in the fourth fiscal quarter ending March 31, 2010. The Company has received correspondence in regards to one the Company’s pending drug approvals but the Company can not give a timeline at this time as to when the FDA will grant its drug approval.

NOTE 3 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, from continuing operations consist of the following:

	December 31, 2009	March 31, 2009
	(Unaudited)
Trade accounts receivable	$2,528,984	$2,875,830
Less allowance for uncollectible accounts	(1,182,079)	(756,551)

	$1,346,905	$2,119,279

As of December 31, 2009, the total accounts receivable balance of $2,528,984 includes $2,161,231 related to the Company’s manufacturing segment and $367,753 related to the Company’s pharmaceutical segment. As of March 31, 2009, the total accounts receivable balance of $2,875,830 includes $2,202,697 related to the Company’s manufacturing segment and $673,133 related to the Company’s pharmaceutical segment.

As of December 31, and March 31, 2009, the allowance for doubtful accounts balance consisted of the following:

	December 31, 2009	March 31, 2009
	(Unaudited)
Beginning balance	$(756,551)	$(756,551)
Provision for doubtful accounts	(475,527)	(—)
Accounts written off	50,000	—

Ending balance	$(1,182,079)	$(756,551)

The Company recognizes revenues for product sales when title and risk of loss pass to its external customers and analyzes the status of the allowance for uncollectible accounts based on historical experience, customer history and overall credit outstanding.

NOTE 4 – INVENTORIES, NET

Inventories, net, consist of the following:

	December 31, 2009	March 31, 2009
	(Unaudited)
Processed raw materials and packaging	$3,298,464	$4,771,481
Work in process	638,020	695,101
Finished goods	1,045,976	1,076,355

	$5,194,907	$6,542,937
Less reserve for obsolescence	(140,470)	(5,000)

	$5,054,437	$6,537,937

As of December 31, 2009, the total inventory balance of $5,194,907 includes $3,710,368 related to the Company’s manufacturing segment and $1,484,539 related to the Company’s pharmaceutical segment. As of March 31, 2009, the total inventory balance of $6,542,937 includes $4,376,036 related to the Company’s manufacturing segment and $2,166,901 related to the Company’s pharmaceutical segment.

As of December 31, and March 31, 2009, the reserve for obsolete inventory consisted of the following:

	December 31, 2009	March 31, 2009
Beginning balance	$(5,000)	$(5,000)
Provision for doubtful inventory	(135,470)	(—)
Obsolete inventory written off	—	—

Ending balance	$(140,470)	$(5,000)

NOTE 5 – DEFERRED COMPENSATION

The deferred compensation of $2,167,267 and $2,969,412 as of December 31 and March 31, 2009, respectively, relates to corporate and is amortized over its three-year life, the length of the requisite service period. The deferred compensation asset relates to shares of 3-year restricted common stock issued pursuant to the 2005-2009 Compensation Incentive Plan effective beginning with the fiscal year ended March 31, 2006. The Plan documents the incentive plan and related awards for Plan achievements for the Chairman of the Board of Directors and the Company’s executive officers, which include the Chief Executive Officer, the President, the Senior Vice President/Chief Financial Officer and the Vice President/General Counsel as well as shares that are awarded by the Compensation Committee, an independent subcommittee of the Company’s Board of Directors, that are a portion of the Officers’ salaries. The asset award was recorded as of June 30, 2009 based on the number of shares awarded and the discounted fair market value of the restricted stock the date of the award and is amortized over its three-year life, the length of the requisite service period.

NOTE 6 – INCOME TAXES

Income taxes for the six months ended December 31, 2009 and 2008 differ from the amounts computed by applying the effective income tax rates to income before income taxes as a result of the following:

	December 31, 2009	December 31, 2008
	(Unaudited)	(Unaudited)
Computed tax expense (benefit) at the statutory rate (37.63%)	$(4,157,300)	$(4,072,400)
Increase (decrease) in taxes resulting from:
Effect of permanent differences:
Non deductible	397,200	15,400
Other, net	1,997,600	(74,500)

Change in valuation allowance	1,762,500	2,355,300

Income tax (benefit) expense	$—	$(1,776,200)

Temporary differences that give rise to deferred tax assets and liabilities are as follows:
Deferred tax assets:
Bad debts	$444,800	$360,400
Inventories	52,900	36,300
Accrued vacation	53,300	66,300
Deposits	315,400	109,900
Deferred rent	—	163,400
Net operating loss carryforwards	7,001,200	7,584,000
Tax credit carryforward	102,900	—
Stock option cancellation and restricted stock	2,196,100	1,203,900

	$10,166,600	$9,524,200
Valuation allowance	(6,974,500)	(4,413,300)

Deferred tax asset	$3,192,100	$5,110,900

Deferred tax liabilities:
Fixed and intangible asset basis differences	$583,509	$(46,200)
Inventory capitalization	—	(99,500)

	$583,509	$(145,700)

Net deferred tax asset (liability) recorded	$3,775,609	$4,965,200
Less: Current net deferred tax asset	$—	—

Net non-current deferred tax asset	$3,775,609	$4,965,200

At December 31, 2009 and 2008, the Company has a net operating loss carryforward of approximately $21,598,000 and $21,834,000, respectively, to offset future taxable income. The tax net operating loss carryforwards begin to expire in 2021.

The Company carried back $5,903,000 of the net operating loss during 2009 for a refund of $1,479,000.

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

NOTE 8 – FIRST COMMUNITY BANK OF AMERICA

On December 4, 2009, First Community Bank of America (the “Bank”) contacted the Company through their legal counsel and declared the Company’s equipment and the Company’s real-estate loan in default. The loans were collateralized by the Company’s condominium and certain pieces of the Company’s machinery, totaling approximately $750,000. Additionally, the Company’s Chairman of the Board pledged a personal certificate of deposit in the amount of $400,000. The Bank paid down both loans by liquidating the Company’s $304,000 certificate of deposit, which was not collateral for either loan, and the Chairman’s $400,000 certificate of deposit.

The result of this transaction increased the amounts due and payable to the Chairman of $400,000 and as of December 31, 2009, $46,000 is due and payable to the Bank on the equipment loan. The Company is in the process of exploring its legal remedies.

NOTE 9 – DISCONTINUED OPERATIONS AND SALE OF CERTAIN ASSETS

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

Presented below are the discontinued operations for BOSS at March 31, 2009 and the net liabilities of the discontinued operations of Breakthrough as of December 31 and March 31, 2009. BOSS is excluded from December 31, 2009 as certain assets were sold July 1, 2009.

	December 31, 2009	March 31, 2009

Balance Sheet:

Assets to be disposed of:

Trade accounts receivable, net	$8,024	$928,236

Accounts receivable, other, net	110,128	511,082

Inventory, net	503,570	3,108,744

Prepaid expenses	—	212,038

Total current assets to be disposed of	$621,722	$4,760,100

Property, plant and equipment, net	10,360	618,534

Other assets	—	649,188

Total assets to be disposed of	$621,722	$6,027,822

Liabilities to be disposed of:

Accounts payable	$401,223	$3,744,148

Credit line payable	—	2,182,000

Accrued expenses and other liabilities	347,458	1,826,903

Total liabilities to be disposed of	$748,681	$7,753,051

	For the three months ended December 31,		For the nine months ended December 31,
	2009	2008	2009	2008

Income Statement:

Loss from operations of the discontinued component	$(594,945)	$(1,593,370)	$(2,947,347)	$(3,713,143)

Income tax benefit	—	—	—	—

Net loss on discontinued operation	$(594,945)	$(1,593,370)	$(2,947,347)	$(3,713,143)

Net income/(loss)	$(3,709,899)	$(4,446,388)	$(12,277,246)	$(11,049,535)

On July 10, 2009, the Company completed the July 1, 2009 effective date of the sale of a substantial portion of the inventory, accounts receivable and other assets of the BOSS division of its subsidiary, Dynamic Health Products, Inc. (“BOSS”), to USA Sports, LLC (“USA”). The total sale price was $2,223,351 and at the closing out of the total sale proceeds, Wachovia Bank, National Association (“Wachovia”) received a cash payment in the amount of $1,850,000 towards the settlement of BOSS’s outstanding obligations to it. BOSS will continue to pay-down the balance of its obligations to Wachovia through the orderly liquidation of its remaining assets. The Company recorded a loss on the sale of those assets of $661,424. This sale is reflected above and in the financial statements as of and for the three and nine months ended December 31, 2009. The Company has not yet finalized its plan as to the sale or conversion of the remaining Distribution segment assets and therefore will continue to present the segment relating to breakthrough as discontinued until such time that the plan for such sale or conversion is adopted as finalized.

NOTE 10 – DECONSOLIDATION

Effective December 1, 2009 the Company had a change in control of it’s 51% interest in American Antibiotics as filed on Form 8-K on December 17, 2009 to an affiliated entity of the Chairman of the Board (the “Affiliate Entity”). The Affiliate remains an affiliate based on the Company’s relationship with the Chairman of the Board and the Chairman’s continued relationship to the Affiliate Entity. In accordance with the agreement, the Company has the option to regain control of American Antibiotics should it repay its total outstanding obligations to the Affiliate by June 29, 2010. The Company transferred $1.2 million in current assets, $8,808,000 in long term assets and $4.3 million in short term liabilities and in exchange the Company recorded $8,134,268 classified as an investment in an unconsolidated subsidiary, representing preferred non-voting stock the cumulative amounts loaned to the subsidiary by the parent since the investment inception during 2005. The value of the assets and the liabilities transferred represented net book value which also represented fair value. The Company recorded a loss of $434,000 the estimated loss which may change and may be other than temporary. As of December 1, 2009, the Company no longer has influence or control over American Antibiotics. The Company continues to perform clerical accounting functions for American Antibiotics but does not have legal binding authority over American Antibiotics nor does it have check writing or other related authority involving American Antibiotics. Therefore, the financial position of American Antibiotics is excluded as of December 31, 2009 with the results of operations included for the two months ended November 30, 2009 and for the eight months ended November 30, 2009 within the three and nine months ended December 31, 2009 as a discontinued operation as presented on the face of the statements of operations.

NOTE 11 – RELATED PARTY

Mihir K. Taneja, the Company’s CEO, Jugal K Taneja, the Company’s Chairman of the Board of Directors, together with an affiliate of both the CEO and Chairman as of December 31, 2009, loaned the Company a total of $848,000 as included in the consolidated and continuing operations in financial position as of December 31, 2009. Interest on the note is at the rate of 10% per annum. Proceeds were used for working capital. See further consideration in Note 10 above.

NOTE 12 – LITIGATION

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

On December 4, 2009, First Community Bank of America (the “Bank”) contacted the Company through their legal counsel and declared the Company’s equipment and the Company’s real-estate loan in default. The loans were collateralized by the Company’s condominium and certain pieces of the Company’s machinery, totaling approximately $750,000. Additionally, the Company’s Chairman of the Board pledged a personal certificate of deposit in the amount of $400,000. The Bank paid down both loans by liquidating the Company’s $304,000 certificate of deposit, which was not collateral for either loan, and the Chairman’s $400,000 certificate of deposit.

The result of this transaction increased the amounts due and payable to the Chairman of $400,000 and as of December 31, 2009 $46,000 is due and payable to the Bank on the equipment loan. The Company is in the process of exploring its legal remedies.

In November 2009, The People of the State of California (“Plaintiff”) served a civil action in the Superior Court of California in and for Solano County, Case No. ECS034274, against Breakthrough Engineered Nutrition, Inc. dba Delmar Labs (“Breakthrough”), GeoPharma, Inc. (along with thirteen other defendants) alleging that Breakthrough violated certain California state laws by engaging in a course of conduct constituting acts of unfair competition and deceptive advertising related to the marketing and sale of one of Breakthrough’s dietary supplement products. The Plaintiff seeks monetary damages as well as non-monetary relief. Company management and Breakthrough dispute the State of California’s claims and is vigorously defending this action. No trial date has been set. The possible outcome cannot be determined at this time.

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

From time to time the Company is subject to litigation incidental to its business including possible product liability claims. Such claims, if successful, could exceed applicable insurance coverage. The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of December 31, 2009 and March 31, 2009 should have a material adverse impact on its financial condition or results of operations.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We derive our revenues from developing, manufacturing and distributing a wide variety of nutraceuticals and cosmeceuticals, sports nutrition products, pharmaceutical and generic drugs, and prescription and non-prescription products. We also derive revenues from the distribution of our branded product lines as well as from distributing others’ product lines.

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

Effective March 31, 2009, we discontinued our distribution segment operations which included Breakthrough Engineered Nutrition and BOSS. For the three and nine months ended December 31, 2009 and 2008, the following amounts, which are included in our consolidated statement of operations as discontinued operations, were attributable to our Distribution segment:

•	Distribution segment revenue for the three months ended December 31, 2009 and 2008 of approximately $0 and $8.5 million, respectively;

•	Distribution segment gross profits for the three months ended December 31, 2009 and 2008 of approximately $0 and $1.6 million, respectively;

•	Distribution segment selling, general and administrative expenses for the three months ended December 31, 2009 and 2008 of approximately $7,000 and $2.6 million, respectively.

•	Distribution segment revenue for the nine months ended December 31, 2009 and 2008 of approximately $4.7 million and $33.1 million, respectively

•	Distribution segment gross profits for the nine months ended December 31, 2009 and 2008 of approximately $610,000 and $6.2 million, respectively;

•

Distribution segment selling, general and administrative expenses for the nine months ended 2009 and 2008 of approximately $2.9 and $8.8 million which includes a loss on the sale of certain assets of $661,000 and $6.2 million respectively.

Effective December 1, 2009, we deconsolidated American Antibiotics, and accounted for that deconsolidation within discontinued operations. For the three and nine months ended December 31, 2009 and 2008, the following amounts, which are included in our consolidated statement of operations as discontinued operations-Deconsolidation:

•	Revenue for the three months ended December 31, 2009 and 2008 were $0;

•	Gross profit deficits for the three months ended December 31, 2009 and 2008 were $(101,000) and $(106,000), respectively;

•	Selling, general and administrative expenses for the three months ended December 31, 2009 and 2008 of approximately $635,000 and $361,000 which includes a loss of $434,000.

•	Revenue for the nine months ended December 31, 2009 and 2008 were approximately $45,000 and $0, respectively;

•	Gross profit deficits for the nine months ended December 31, 2009 and 2008 were approximately $(228,000) and $(392,000), respectively;

•	Selling, general and administrative expenses for the nine months ended December 31, 2009 and 2008 of approximately $565,000 and $1.2 million which includes a loss of $434,000.

Results of Operations

Three Months Ended December 31, 2009, Compared to Three Months Ended December 31, 2008

Our analysis of the three months ended December 31, 2009, as compared to the three months ended December 31, 2008, excludes the results of discontinued operations of the Distribution segment, discontinued on March 31, 2009 and excludes American Antibiotics, deconsolidated and discontinued on November 30, 2009.

Revenues

Our total revenues from continuing operations decreased approximately $1.8 million, or 39.4%, to approximately $2.8 million for the three months ended December 31, 2009, from approximately $4.6 million for the three months ended December 31, 2008.

Manufacturing revenues decreased approximately $1.5 million, or 37.1%, to approximately $2.6 million for the three months ended December 31, 2009, as compared to approximately $4.1 million for the three months ended December 31, 2008. During the three months ended December 31, 2009, we experienced a decrease in sales volume driven by the significant weakening of demand for the products that we manufacture for our customers, due to the global economic downturn, which has negatively impacted end user demand for the products we produce in addition to the change in Company policy related to accepting manufacturing orders based on more stringent customer credit policies and related gross profits and margins. Manufacturing capacities and capabilities continue to be increased as we continue to enhance our existing core manufacturing equipment and standard operating procedures. We believe the reduction in demand for the products we produce could continue for some time. Consequently, based on continued economic uncertainty, we believe that it is possible that our manufacturing revenues may decline further in the near future.

Pharmaceutical revenues were approximately $215,000 for the three months ended December 31, 2009 as compared to approximately $504,000 for the previous three month period ended December 31, 2008. Pharmaceutical revenues were comprised of our share of gross profits due from our distributor Vetquinol from their sales of Vetprofen ™, the Company’s brand of Carprofen, which was approved by the FDA during November 2007. Our Carprofen is sold in three different strengths: 25 mg, 75 mg and 100 mg.

Gross Profit

Our total gross profit decreased approximately $94,000 or 11.7%, to approximately $709,000 for the three months ended December 31, 2009, as compared to approximately $802,000 for the three months ended December 31, 2008. Total gross margins increased to 25.6% for the three months ended December 31, 2009 from 18% for the three months ended December 31, 2008.

Manufacturing gross profit decreased to approximately $719,000 for December 31, 2009 from $1.1 million in December 2008 with manufacturing gross margin increasing to 28.2% for the three months ended December 31, 2009 from 27.2% for the three months ended December 31, 2008. Although gross profits decreased, margins increased based on a increase in more profitable orders during what is typically a slower quarter as exacerbated by tight economic times. The Company has continued to tighten overhead costs by reducing its direct labor head count during the months of September and December 2009 which was is in line with our planned improvements surrounding enhanced standard operating and manufacturing procedures in all of our manufacturing plants. We expect that these improvements will continue to increase our visibility in the marketplaces that we compete in for additional business for the upcoming fiscal year.

Pharmaceutical gross profit deficit decreased approximately $290,000, or 96.4%, to a gross profit deficit of approximately ($11,000) for the three months ended December 31, 2009, as compared to approximately ($301,000) in gross profit deficit for this business segment for the three months ended December 31, 2008. This was based primarily on the Cephalasporin facility that have no revenue streams but have costs associated with production and laboratory direct labor costs. The Largo, Florida generic drug plant has continued manufacturing and shipping Vetprofen ™, its branded generic Carprofen, which has assisted in offsetting some of the costs associated with other production and laboratory direct costs related to the pharmaceutical segment. The Largo, Florida Cephalasporin and generic drug plants incurred approximately $226,000 of costs with revenue offsets of approximately $215,000. The drug revenues derived were generated from our generic drug plant in Largo, Florida. We received FDA facility approval in December 2009 for the Largo, Florida Cephalosporin drug facility plant and we expect the related Cephalaxin ANDA approval during the fiscal year ending March 31, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist of advertising and promotional expenses; stock compensation costs, insurance costs, research and development costs associated with the generic drug segment, personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and non-manufacturing and non-pharmaceutical machinery and equipment depreciation and amortization expenses. Selling, general and administrative expenses, inclusive of stock compensation and depreciation and amortization expenses, remained consistent at approximately $3.4 million for the three months ended December 31, 2009, as compared to approximately $3.4 million for the three months ended December 31, 2008. An increase of approximately $360,000 increase in the stock compensation expense directly related to the issuance of 3-year restricted stock awards; as offset by a decrease of $300,000 in salaries, a decrease of $147,000 research and development expenses and a decrease in depreciation of $260,000. As a percentage of sales, selling, general and administrative expenses increased to 123% for the three months ended December 31, 2009, from 74% for the three months ended December 31, 2008.

Operating Income (Loss)

Operating loss from continuing operations was approximately $3.0 million, or 110% of revenues for the three months ended December 31, 2009, compared to an operating loss from continuing operations of approximately $2.7 million, or 60% of revenues for the three months ended December 31, 2008. Although we have instituted cost reduction initiatives which include the reduction of production and office head counts, the continued economic uncertainty and potential further decline in our revenues could cause us to operate in an operating loss position in the near future.

Other Income (Expense), Net

Other income (expense), net was approximately $(263,000) for the three months ended December 31, 2009, compared to approximately $(314,000) for the three months ended December 31, 2008. Interest income (expense), net, was approximately $(303,000) for the three months ended December 31, 2009, as compared to approximately $(333,000) for the three months ended December 31, 2008. The increase in interest expense was primarily attributable to interest expense associated with our convertible debt in addition to our short-term obligations issued during the current fiscal year.

Nine Months Ended December 31, 2009, Compared to Nine Months Ended December 31, 2008

Our analysis of the nine months ended December 31, 2009, as compared to the nine months ended December 31, 2008, excludes the results of discontinued operations of the Distribution segment, discontinued on March 31, 2009 and the deconsolidation of American Antibiotics effective December 1, 2009.

Revenues

Our total revenues decreased approximately $4.7 million, or 29.4%, to approximately $11.3 million for the nine months ended December 31, 2009, from approximately $16.1 million for the nine months ended December 31, 2008.

Manufacturing revenues decreased approximately $4.7 million, or 31.7%, to approximately $10.2 million for the nine months ended December 31, 2009, as compared to approximately $14.9 million for the nine months ended December 31, 2008. During the nine months ended December 31, 2009, we experienced a decrease in sales volume driven by the significant weakening of demand for the products that we manufacture for our customers, due to the global economic downturn, which has negatively impacted end user demand for the products we produce in addition to the change in Company policy related to accepting manufacturing orders based on more stringent customer credit policies and related gross profits and margins. Manufacturing capacities and capabilities continue to be increased as we continue to enhance our existing core manufacturing equipment and standard operating procedures. We believe the reduction in demand for the products we produce could continue for some time. Consequently, based on continued economic uncertainty, we believe that it is possible that our manufacturing revenues may decline further in the near future.

Pharmaceutical revenues were approximately $1.2 million for both nine months ended December 31, 2009 and 2008. Pharmaceutical revenues were comprised of sales of Vetprofen ™, the Company’s brand of Carprofen, which was approved by the FDA during November 2007. Our Carprofen is sold in three different strengths: 25 mg, 75 mg and 100 mg.

Gross Profit

Our total gross profit increased approximately $540,000 or 1%, to approximately $3.4 million for the nine months ended December 31, 2009, as compared to approximately $2.9 million for the nine months ended December 31, 2008. Total gross margins increased to 30.3% for the nine months ended December 31, 2009 from 18% for the nine months ended December 31, 2008.

Manufacturing gross profit decreased to approximately $3.3 million for December 31, 2009 from $4.4 million in December 2008 with manufacturing gross margin increasing to 32.3% for the nine months ended December 31, 2009 from 29.3% for the nine months ended December 31, 2008. Gross profits and margins increased based on a increase in more profitable orders during this period despite tight economic times. The Company has continued to tighten overhead costs by reducing its direct labor head count during the months of September and December 2009 which was is in line with our planned improvements surrounding enhanced standard operating and manufacturing procedures in all of our manufacturing plants. We expect that these improvements will continue to increase our visibility in the marketplaces that we compete in for additional business for the upcoming fiscal year.

        Pharmaceutical gross profit improved to $148,000 from a gross profit deficit of approximately $(1.5) million for the nine months ended December 31, 2008. This was based primarily on the Cephalasporin facilities that have no revenue streams but have costs associated with production and laboratory direct labor costs. The Largo, Florida generic drug plant has continued manufacturing and shipping Vetprofen ™, its branded generic Carprofen, which has assisted in offsetting some of the costs associated with other production and laboratory direct costs related to the pharmaceutical segment. The Largo, Florida Cephalasporin and generic drug plants incurred approximately $1 million of costs with revenue offsets of approximately $1.1 million. The drug revenues derived were generated from our generic drug plant in Largo, Florida. We received FDA facility approval for our Cephalaxin plant during December 2009 and expect the related Cephalaxin ANDA approval during fiscal year ending March 31, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist of advertising and promotional expenses; stock compensation costs, insurance costs, research and development costs associated with the generic drug segment, personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and non-manufacturing and non-pharmaceutical machinery and equipment depreciation and amortization expenses. Selling, general and administrative expenses, inclusive of stock compensation and depreciation and amortization expenses, increased approximately $730,000, or 7.1%, to approximately $11.1 million for the nine months ended December 31, 2009, as compared to approximately $10.4 million for the nine months ended December 31, 2008. The increase was primarily due to the increase in the stock compensation expense directly related to the issuance of 3-year restricted stock awards; an increase in accounting and legal fees of $300,000, all of which was offset by a decrease of $700,000 in research and development expenses, and a decrease in depreciation. As a percentage of sales, selling, general and administrative expenses increased to 100% for the nine months ended December 31, 2009, from 64.5% for the nine months ended December 31, 2008.

Operating Income (Loss)

Operating loss from continuing operations was approximately $9.0 million, or 85.7% of revenues for the nine months ended December 31, 2009, compared to an operating loss from continuing operations of approximately $6.9 million, or 43.1% of revenues for the nine months ended December 31, 2008. Although we have instituted cost reduction initiatives which include the reduction of production and office head counts, the continued economic uncertainty and potential further decline in our revenues could cause us to operate in an operating loss position in the near future.

Other Income (Expense), Net

Other income (expense), net was approximately $(1.4) million for the nine months ended December 31, 2009, compared to approximately $(1.2) million for the nine months ended December 31, 2008. Interest income (expense), net, was approximately $(1.5) million for the nine months ended December 31, 2009, as compared to approximately $(1.2) million for the nine months ended December 31, 2008. The increase in interest expense was primarily attributable to interest expense associated with our convertible debt in addition to our short-term obligations issued during the current fiscal year.

Income Tax Benefit (Expense)

For the three and nine months ended December 31, 2009, we had recorded no income tax benefit or expense. The change in tax benefit was based on our tax calculation of temporary and permanent differences using the effective tax rates applied to our net loss for the period, changes in information gained related to underlying assumptions about our future operations, as well as the utilization of available operating loss carryforwards. In accordance with “Accounting for Income Taxes,” we have evaluated whether it is more likely than not that the deferred tax asset will be realized.

Inflation and Seasonality

We believe that there was no material effect on our operations or our financial condition as a result of inflation as of and for the three and nine months ended December 31, 2009 and 2008. We also believe that our business is not seasonal, however significant promotional activities can have a direct impact on our sales volume in any given quarter.

Economic and Industry Conditions

We believe the global economy is in recession and we first began to see significant adverse effects of this during our quarter ended December 31, 2008, as there was a significant reduction in end user demand for the products we manufacture and distribute, primarily based on the decline of end user discretionary income available for spending. We believe our financial results for the three and nine months ended December 31, 2009 reflect the continuation and acceleration of a softening of demand for our products driven by the global economic downturn. We believe the decline in our revenues generally was consistent with the decrease in overall industry demand. We believe that the significant decline in economic and industry conditions has had a negative effect, that we are unable to quantify, on our operations and our financial condition as of and for the three and nine months ended December 31, 2009. There are many factors that make it difficult for us to predict future revenue trends for our business, including the duration of the global economic downturn and quarter to quarter changes in customer orders regardless of industry strength. Should there be a continued material deterioration of economic or industry conditions, our results of operations could further be impacted in any given quarter.

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

For our manufacturing segment, we have shortened work schedules to reduce overtime costs and staggered working hours to more closely match production of our products with demand from our customers. With this approach, we retain the flexibility to ramp our production up or down to meet customer demand while managing our production costs. In addition, we have instituted certain other cost reduction initiatives during September and December 2009 that included workforce reductions related to direct labor and office head counts. Since we believe the skills and expertise of our employees are key to our Company’s success, our initial cost management actions have been directed at minimizing expenses and now include workforce reductions; we are prepared to take more severe actions in the future if appropriate.

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

Financial Condition, Liquidity and Capital Resources

We had approximately $42,000 of cash and cash equivalents as of December 31, 2009, a decrease from approximately $90,000 as of March 31, 2009. We had a working capital deficit of approximately $13.2 million as of December 31, 2009, inclusive of current portion of convertible and other long-term obligations. As of March 31, 2009, we had working capital deficit of approximately $9.2 million, inclusive of current portion of long-term obligations. As of December 31, 2009 and March 31, 2009, our liquidity is affected by our certificates of deposit of approximately $5.4 million for both periods which is included in current assets of which $5 million is pledged as collateral for our short-term obligation to First Community Bank of America. On October 6, 2009, the Company fully satisfied its $5 million note with a bank by liquidating the $5 million certificate of deposit.

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

During the nine months ended December 31, 2009, Mihir Taneja, the Company’s CEO, Jugal Taneja, the Company’s Chairman of the Board of Directors, together with an affiliate of both the CEO and Chairman, loaned the continuing operations of the Company a total of $848,000. Interest on the note is at the rate of 10% per annum.

On December 4, 2009, First Community Bank of America (the “Bank”) contacted the Company through their legal counsel and declared the Company’s equipment and the Company’s real-estate loan in default. The loans were collateralized by the Company’s condominium and certain pieces of the Company’s machinery, totaling approximately $750,000. Additionally, the Company’s Chairman of the Board pledged a personal certificate of deposit in the amount of $400,000. The Bank paid down both loans by liquidating the Company’s $304,000 certificate of deposit and the Chairman’s $400,000 certificate of deposit.

The result of this transaction increased the amounts due and payable to the Chairman of $400,000 and $46,000 is due and payable to the Bank on the equipment loan. The Company is in the process of exploring its legal remedies.

NINE MONTH ENDED DECEMBER 31, 2009 CASH FLOW ANALYSIS

The following table summarizes our cash flows from operating, investing and financing activities for each of the nine months ended December 31, 2009 and 2008:

Nine Months Ended December 31,	2009	2008
Total cash provided by (used in):
Operating activities	$(3,220,826)	$(3,927,540)

Investing activities	$10,122,088	$(1,589,267)

Financing activities	$(6,950,044)	$5,317,744

Increase (decrease) in cash and cash equivalents	$(48,782)	$(199,063)

Operating Activities

Net cash used in operating activities was approximately $(3,220,826) for the nine months ended December 31, 2009, as compared to net cash used in operating activities of approximately $(3,927,540) million for the nine months ended December 31, 2008.

We incurred a net loss before preferred stock dividends of approximately $12 million for the nine months ended December 31, 2009, compared to a net loss before preferred stock dividends of approximately $10.6 million for the nine months ended December 31, 2008. The changes in operating assets and liabilities were due primarily to the decrease in accounts receivable, inventories, prepaid expenses and other current assets, and an increase in accrued expenses and other payables, all of which were partially offset by the rent and interest debt foregiveness. The decrease in accounts receivable was primarily due to a decrease in credit sales and our increased collection efforts. Inventories decreased primarily due to changes in our product mix and our efforts to improve our levels of inventory on hand. The decrease in prepaid expenses and other current assets was primarily due to the timing of insurance policy renewals. The increase in accrued expenses and other payables resulted from the timing of vendor payments. The decrease in accounts payable resulted primarily from the timing of vendor payments.

Investing Activities

Net cash from investing activities was approximately $10.1 million for the nine months ended December 31, 2009, as compared to net cash used of approximately $1.6 million for the nine months ended December 31, 2008. The change in the nine months ended December 31, 2009 was due primarily to the sale of certain distribution segment assets, the proceeds from the certificates of deposit and the noncontrolling interest deconsolidation.

Financing Activities

Net cash used by financing activities was approximately $7.0 million for the nine months ended December 31, 2009, as compared to net cash provided by financing activities of approximately $5.3 million for the nine months ended December 31, 2008. The change in the nine months ended December 31, 2009 was primarily attributable to short and long term obligation payments and credit line payments as partially offset by proceeds of related party debt.

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

Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. They have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of December 31, 2009, as further described below.

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

Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

Our management evaluated, under the supervision and with the participation of our CEO and our CFO, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009.

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

On December 4, 2009, First Community Bank of America (the “Bank”) contacted the Company through their legal counsel and declared the Company’s equipment and the Company’s real-estate loan in default. The loans were collateralized by the Company’s condominium and certain pieces of the Company’s machinery, totaling approximately $750,000. Additionally, the Company’s Chairman of the Board pledged a personal certificate of deposit in the amount of $400,000. The Bank paid down both loans by liquidating the Company’s $304,000 certificate of deposit, which was not collateral for either loan, and the Chairman’s $400,000 certificate of deposit.

The result of this transaction increased the amounts due and payable to the Chairman of $400,000 and $46,000 is due and payable to the Bank on the equipment loan. The Company is in the process of exploring its legal remedies.

In November 2009, The People of the State of California (“Plaintiff”) served a civil action in the Superior Court of California in and for Solano County, Case No. ECS034274, against Breakthrough Engineered Nutrition, Inc. dba Delmar Labs (“Breakthrough”), GeoPharma, Inc. (along with thirteen other defendants) alleging that Breakthrough violated certain California state laws by engaging in a course of conduct constituting acts of unfair competition and deceptive advertising related to the marketing and sale of one of Breakthrough’s dietary supplement products. The Plaintiff seeks monetary damages as well as non-monetary relief. Company management and Breakthrough dispute the State of California’s claims and is vigorously defending this action. No trial date has been set. The possible outcome cannot be determined at this time.

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

From time to time the Company is subject to litigation incidental to its business including possible product liability claims. Such claims, if successful, could exceed applicable insurance coverage. The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of December 31, 2009 and March 31, 2009 should have a material adverse impact on its financial condition or results of operations.

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

The Demand for Our Products and Our Business May be Adversely Affected by Worldwide Economic and Industry Conditions: Our business is affected by economic and industry conditions and our revenues are dependent upon demand for our products. Demand, in turn, is impacted by industry cycles and the availability of end user discretionary income, both of which can dramatically affect our business. These cycles may be characterized by decreases in product demand, excess customer inventories, and accelerated erosion of prices. The global economy is currently in recession and we first began to see adverse effects of this in our fiscal quarter ended December 31, 2008, as the reduction in end user demand for our products caused a reduction in demand for our products by our customers. We believe the further weakening of the U.S. and global economy and the continued stress in the financial markets has deepened the current economic downturn and caused a significant decrease in demand for our products during the current and previous three fiscal quarters, as our revenues decreased over 39% from the December 2008 fiscal quarter and over 29% decrease as compared to the nine months ended December 2008.

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

GeoPharma, Inc.

Date: February 22, 2010	By:	/S/ MIHIR K. TANEJA
Mihir K. Taneja
Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

Date: February 22, 2010	By:	/S/ CAROL DORE -FALCONE
Carol Dore-Falcone
Senior Vice President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)